Form 10-Q
period 2001-06-30
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2001-08-15
CIK 1137047

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 2001
                                  -------------

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ______________ TO __________

                          COMMISSION FILE NO. 333-57518

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                  58-2350980
--------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          1114 FIRST AVENUE, NEW YORK, NY                   10021
--------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                  212-838-2061
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /


As of August 15, 2001, the registrant had 9,354,447 Shares of its Common Stock, $.01 par value, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                     INDEX


                                                                                    PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheets as of July 2, 2001 and January 1, 2001                  1

   Consolidated Statements of Operations for the three and six month periods ended
        July 2, 2001 and July 3, 2000                                                  2

   Consolidated Statements of Stockholders' Equity for the six month periods ended
        July 2, 2001 and July 3, 2000                                                  3

   Consolidated Statements of Cash Flows for the six month periods ended
        July 2, 2001 and July 3, 2000                                                  4

   Notes to Consolidated Financial Statements                                        5-7

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                              8-12

Item 3. Quantitative and Qualitative Disclosure about Market Risk                     13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                             13

Item 2. Changes in Securities and Use of Proceeds                                     13

Item 3. Defaults upon Senior Securities                                               13

Item 4. Submission of Matters to a Vote of Security Holders                           13

Item 5. Other Information                                                             13

Item 6. Exhibits and Reports on Form 8-K                                              13

Signature                                                                             14

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        JULY 2,      JANUARY 1,
                                       ASSETS                            2001          2001
                                                                       --------      ----------
                                                                      (UNAUDITED)     (AUDITED)
Current assets:
   Cash                                                                $ 11,801      $    370
   Accounts receivable, net                                               3,089         2,263
   Merchandise inventory                                                  2,769         3,496
   Prepaid expenses and other current assets                                902           480
                                                                       --------      --------
              Total current assets                                       18,561         6,609

Property and equipment, net                                              40,819        41,547
Goodwill, net                                                             7,106         7,251
Licensing agreement, net                                                  3,237         3,302
Management contract, net                                                  1,439         1,514
Other assets                                                              2,550         3,154
                                                                       --------      --------

              Total assets                                             $ 73,712      $ 63,377
                                                                       ========      ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                   $    234      $  2,035
   Accounts payable and accrued expenses                                  6,541         9,547
                                                                       --------      --------
              Total current liabilities                                   6,775        11,582

Long-term debt, net of current portion                                    1,911        22,100
Deferred rent                                                             4,747         4,540
                                                                       --------      --------
              Total liabilities                                          13,433        38,222

Convertible redeemable preferred stock (par value $.01; authorized
   5,000,000 shares; 1,448,529 shares issued and outstanding
   at January 1, 2001)                                                       --        24,090

Stockholders' equity:
   Common stock (par value $.01; authorized 90,000,000 shares;
     9,354,447 shares issued and outstanding at July 2, 2001 and
     3,083,930 shares issued and outstanding at January 1, 2001)             94            31
   Additional paid-in capital                                            69,861        10,103
   Accumulated deficit                                                   (9,676)       (9,069)
                                                                       --------      --------

                                                                         60,279         1,065
                                                                       --------      --------

Commitments and contingencies

              Total liabilities and stockholders' equity               $ 73,712      $ 63,377
                                                                       ========      ========

      See accompanying notes to unaudited consolidated financial statements

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JULY 2,         JULY 3,          JULY 2,          JULY 3,
                                                              2001            2000             2001              2000
                                                          -----------      -----------      -----------      -----------
Owned restaurant sales                                    $    17,822      $    19,995      $    38,355      $    40,668
                                                          -----------      -----------      -----------      -----------

Cost of owned restaurant sales:
   Food and beverage costs                                      5,202            6,029           11,340           12,184
   Salaries and related benefit expenses                        5,338            6,131           11,095           12,310
   Restaurant operating expenses                                2,554            2,784            5,461            5,803
   Occupancy and related expenses                               1,294            1,356            2,544            2,692
   Marketing and promotional expenses                             861              947            1,702            2,055
   Depreciation and amortization expenses                         748              749            1,490            1,481
                                                          -----------      -----------      -----------      -----------

       Total cost of owned restaurant sales                    15,997           17,996           33,632           36,525
                                                          -----------      -----------      -----------      -----------

Income from owned restaurant operations                         1,825            1,999            4,723            4,143

Management fee income                                             703              713            1,450            1,436
                                                          -----------      -----------      -----------      -----------

Income from owned and managed restaurants                       2,528            2,712            6,173            5,579

General and administrative expenses                             2,185            2,166            4,352            4,222

Royalty expense                                                   241              258              527              525
                                                          -----------      -----------      -----------      -----------
Operating income                                                  102              288            1,294              832

Interest expense                                                 (427)            (701)          (1,087)          (1,431)
Amortization of deferred debt financing costs                     (57)             (55)            (113)            (114)
Interest income                                                    47                1               54                4
                                                          -----------      -----------      -----------      -----------
                                                                 (437)            (755)          (1,146)          (1,541)

Income (loss) before provision
   for income taxes                                              (335)            (467)             148             (709)

Provision (benefit) for income taxes                             (126)              75               52              152
                                                          -----------      -----------      -----------      -----------

Income (loss) before extraordinary loss and
   accrual of dividends and amortization of
   issuance costs of preferred shares                            (209)            (542)              96             (861)

Extraordinary loss on early retirement of
   debt, net of tax benefit of $378                               703               --              703               --
                                                          -----------      -----------      -----------      -----------

Net loss                                                         (912)            (542)            (607)            (861)

Accrual of dividends and amortization of
   issuance costs of preferred shares                            (248)            (372)            (620)            (744)
                                                          -----------      -----------      -----------      -----------


Net loss applicable to common shares                      $    (1,160)     $      (914)     $    (1,227)     $    (1,605)
                                                          ===========      ===========      ===========      ===========


Loss applicable to common shares - basic and diluted:

   Loss applicable to common shares before
       extraordinary item                                 $      (.08)     $      (.30)     $      (.12)     $      (.52)

   Extraordinary loss on early retirement of
       debt, net of tax benefit                                   .12               --              .16               --
                                                          -----------      -----------      -----------      -----------
   Net loss per common share                              $      (.20)     $      (.30)     $      (.28)     $      (.52)
                                                          ===========      ===========      ===========      ===========


Weighted average common shares outstanding:
   Basic and diluted                                        5,822,798        3,083,930        4,453,364        3,083,930
                                                          ===========      ===========      ===========      ===========


      See accompanying notes to unaudited consolidated financial statements

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                 SIX MONTHS ENDED JULY 3, 2000 AND JULY 2, 2001


                                                                                         ADDITIONAL                     TOTAL
                                                                  COMMON STOCK            PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                                              SHARES        AMOUNT        CAPITAL        DEFICIT        EQUITY
                                                             ---------     ---------     ---------     -----------    ------------
Balance at January 3, 2000                                   3,083,930     $      31     $  11,591      $  (4,183)     $   7,439

Accrued dividends on preferred shares                                                         (629)                         (629)
Amortization of issuance costs on preferred shares                                            (115)                         (115)
Net loss                                                                                                     (861)          (861)
                                                             ---------     ---------     ---------      ---------      ---------
Balance at July 3, 2000                                      3,083,930     $      31     $  10,847      $  (5,044)     $   5,834
                                                             =========     =========     =========      =========      =========


Balance at January 1, 2001                                   3,083,930     $      31     $  10,103      $  (9,069)     $   1,065

Accrued dividends on preferred shares                                                         (524)                         (524)
Amortization of issuance costs on preferred shares                                             (96)                          (96)
Net proceeds from initial public offering                    4,750,000            48        36,082                        36,130
Conversion of $24,710 of convertible redeemable
   preferred stock into 1,448,529 shares of common stock     1,448,529            14        24,696                        24,710
Exercise of warrants and write-off of original issue
  discount on warrants                                          71,988             1          (400)                         (399)
Net loss                                                                                                     (607)          (607)
                                                             ---------     ---------     ---------      ---------      ---------
Balance at July 2, 2001                                      9,354,447     $      94     $  69,861      $  (9,676)     $  60,279
                                                             =========     =========     =========      =========      =========

      See accompanying notes to unaudited consolidated financial statements

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)


                                                                          SIX MONTHS ENDED
                                                                      JULY 2,          JULY 3,
                                                                       2001             2000
                                                                     --------         --------
Cash flows from operating activities:
Net loss                                                             $   (607)        $   (861)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                                      1,852            1,868
     Amortization of debt discount                                         33               40
     Extraordinary loss on early retirement of debt                     1,081               --
     Changes in operating assets and labilities:
       Accounts receivable                                               (826)            (405)
       Merchandise inventory                                              727             (114)
       Prepaid expenses and other current assets                         (422)            (221)
       Other assets                                                       (16)            (226)
       Accounts payable and accrued expenses                           (3,006)           1,242
       Deferred rent                                                      194              311
---------------------------------------------------------------      --------         --------
          Net cash provided by (used in) operating activities            (990)           1,634
---------------------------------------------------------------      --------         --------

Cash flows from investing activities:
Purchase of property and equipment                                       (812)          (3,028)
Purchase of nondepreciable assets                                         (25)             (80)
Payments under licensing agreement                                         --             (209)
---------------------------------------------------------------      --------         --------
        Cash flows used in investing activities                          (837)          (3,317)
---------------------------------------------------------------      --------         --------

Cash flows from financing activities:

   Proceeds from issuance of short-term debt                               --            1,000
   Principal payments of long-term debt                               (22,422)            (516)
   Net proceeds from initial public offering                           36,130               --
   Premium payment on early retirement of debt                           (450)              --
---------------------------------------------------------------      --------         --------
        Cash flows provided by financing activities                    13,258              484
---------------------------------------------------------------      --------         --------

Net change in cash and cash equivalents                                11,431           (1,199)

Cash and cash equivalents at begining of period                           370            2,017
---------------------------------------------------------------      --------         --------

Cash and cash equivalents at end of period                           $ 11,801         $    818
===============================================================      ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
         Interest                                                    $  1,825         $  1,471
                                                                     ========         ========
         Income taxes                                                $    257         $    328
                                                                     ========         ========
    Cash paid during the period for:
         Accrued dividends on preferred shares                       $    524         $    629
                                                                     ========         ========
         Amortization of issuance costs on preferred shares          $     96         $    115
                                                                     ========         ========

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 2, 2001 AND JULY 3, 2000


(1) GENERAL

    The accompanying unaudited consolidated financial statements include The Smith & Wollensky Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). They do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended January 1, 2001 filed by the Company on Form S-1 with the Securities and Exchange Commission on May 23, 2001. Results for the interim periods presented herein are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

    The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    The Company utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended July 3, 2000 and July 2, 2001 represent 13-week reporting periods and the six months ended July 3, 2000 and July 2, 2001 represent 26-week reporting periods.

(2) INITIAL PUBLIC OFFERING

    On May 29, 2001, the Company completed its initial public offering ("IPO") of 5,295,972 shares of common stock, of which the Company sold 4,750,000 shares, at $8.50 per share. Proceeds of the offering were used to redeem all of the outstanding debt under the Company's senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the offering. Along with cash from operations, the remaining proceeds will supplement the Company's working capital and will be used for general corporate purposes. All shares of convertible redeemable preferred stock outstanding automatically converted into 1,448,529 shares of common stock upon the closing of the Company's IPO. On June 14, 2001, Magnetite, the party that held the $10.0 million senior subordinated note, exercised their warrant to purchase 71,988 shares of common stock at $.01 per share. In connection with the exercise, the Company wrote off the remaining unamortized fair value of these warrants to additional paid in capital.

(3) NET LOSS PER COMMON SHARE

    The Company calculates earnings (loss) per common share in accordance with Statement of Financial Accounting Standards, ("SFAS"), No. 128, "Earnings Per Share". Basic earnings (loss) per common share are computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per common share for the three and six months ended July 3, 2000 and July 2, 2001 are the same as basic net loss per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants. Such options, warrants and convertible preferred shares amounted to 1,787,283 and 1,967,967 for the three and six months ended July 3, 2000 and July 2, 2001, respectively. The preferred shares converted into common stock simultaneously with the IPO.

The following table sets forth the calculation for earnings per share on a weighted average basis:


                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JULY 2,          JULY 3,          JULY 2,          JULY 3,
                                                                2001             2000             2001             2000
                                                             -----------      -----------      -----------      -----------
NUMERATOR:

Income (loss) before extraordinary loss
  and accrual of dividends and
  amortization of issuance costs
  of preferred shares                                        $  (209,000)     $  (542,000)     $    96,000      $  (861,000)
Less: Accrual of dividends and
  amortization of issuance costs of
  preferred shares                                              (248,000)        (372,000)        (620,000)        (744,000)
                                                             -----------      -----------      -----------      -----------
Loss available to common stockholders                           (457,000)        (914,000)        (524,000)      (1,605,000)
Less: Extraordinary loss on early
  retirement of debt, net of tax benefit                        (703,000)              --         (703,000)              --
                                                             -----------      -----------      -----------      -----------
Net loss available to common
stockholders                                                 $(1,160,000)     $  (914,000)     $(1,227,000)     $(1,605,000)
                                                             ===========      ===========      ===========      ===========


DENOMINATOR:

                                                             WEIGHTED           WEIGHTED          WEIGHTED         WEIGHTED
                                           TOTAL SHARES    AVERAGE SHARES    AVERAGE SHARES    AVERAGE SHARES   AVERAGE SHARES
                                          --------------   --------------    --------------    --------------   --------------
Beginning Common Shares                        3,083,930       3,083,930        3,083,930        3,083,930        3,083,930
Conversion of Preferred Stock
  on May 23, 2001                              1,448,529         636,716                           318,358
Initial Public Offering
  on May 23, 20001                             4,750,000       2,087,912                         1,043,956
Warrants exercised on June 14, 2001               71,988          14,239                             7,120

Weighted average common shares
  outstanding:
                                                             -----------      -----------      -----------      -----------
Basic and diluted (1)                                          5,822,798        3,083,930        4,453,364        3,083,930
                                                             ===========      ===========      ===========      ===========

PER COMMON SHARE - BASIC AND DILUTED:

Loss available to common stockholders                        $      (.08)     $      (.30)     $      (.12)     $      (.52)

Extraordinary item                                                   .12               --              .16               --
                                                             -----------      -----------      -----------      -----------
Net loss available to common
  stockholders                                               $      (.20)     $      (.30)     $      (.28)     $      (.52)
                                                             ===========      ===========      ===========      ===========

----------
(1) Dilutive shares and basic shares are the same due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants.


(4) EXTRAORDINARY ITEM

    On May 29, 2001, the Company, with the proceeds from the IPO, retired $11.0 million principal amount of the senior credit facility, $10.0 million principal amount of the senior subordinated note and $1.0 million principal amount of the senior revolving credit facility. An extraordinary loss of $703,000, net of a tax benefit of $378,000, was incurred as a result of the early retirement of debt, consisting of $450,000 of retirement premiums and the $631,000 write-off of the remaining unamortized debt issuance costs.

(5) LEGAL MATTERS

    The Company is involved in various legal actions arising in the ordinary course of business. Management is of the opinion, pursuant to the advice of counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(6) ACCRUAL FOR CLOSED OWNED RESTAURANT

    As a result of operating losses due to low customer volume, during the fourth quarter of 2000, pursuant to the approval of the Board of Directors, the Company recorded a pre-tax charge of $2.4 million representing the write-down of assets and accrual of lease exit costs associated with the closure of the Maloney and Porcelli unit in Washington D.C. The unit was closed during January 2001. The accrual for lease exit costs of $322,000 was included in that charge and was based upon the remaining obligation that the Company estimated it would be required to pay under the underlying lease.

    On July 2, 2001 the remaining liability for these estimated lease exit costs of $197,000 was included in the unaudited consolidated balance sheet in "Accounts payable and accrued expenses". This accrual assumes the Company will be able to locate another tenant by the end of fiscal 2001. The Company is currently working to locate another tenant. In the event that the Company is unable to sublease or assign the lease prior to December 31, 2001, the amount of the accrual will be adjusted accordingly.

(7) MANAGEMENT AND LEASE AGREEMENTS

    On April 27, 2001, the lease agreement relating to Manhattan Ocean Club was amended to cure a default that previously existed as of January 1, 2001.

    On May 1, 2001, the Company entered into a written management agreement with St. James Associates. Pursuant to the management agreement, the Company provides management services to the Smith & Wollensky restaurant in New York in exchange for a fee of 2.3% of restaurant sales. One of the general partners may terminate this written agreement under certain circumstances, as defined, including if both (i) the Company's current Chairman no longer operates and directs the entity delivering the management services and (ii) defined levels of financial performance are not reached after that point in time.

(8) EFFECT OF NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.

    SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    As of the date of adoption, January 1, 2002, the Company expects to have unamortized goodwill in the amount of $7.0 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $290,000 and $145,000 for the year ended January 1, 2001 and the six months ended July 2, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses could be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS FORM 10-Q WHICH ARE NOT HISTORICAL FACTS MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY AND ITS SUBSIDIARIES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH IMPACT CUSTOMER TRAFFIC AT THE COMPANY'S RESTAURANTS IN GENERAL AND WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; VARIOUS FACTORS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF THE COMPANY'S NEW RESTAURANTS, INCLUDING FACTORS UNDER THE INFLUENCE AND CONTROL OF THE COMPANY'S LANDLORDS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, MANAGEMENT AND HOURLY LABOR, ENERGY OR OTHER RESOURCES NECESSARY TO SUCCESSFULLY OPERATE THE COMPANY'S RESTAURANTS; THE COMPANY'S ABILITY TO RAISE PRICES SUFFICIENTLY TO OFFSET COST INCREASES; THE SUCCESS OF STRATEGIC AND OPERATING INITIATIVES, INCLUDING NEW RESTAURANT CONCEPTS; ADVERSE PUBLICITY ABOUT THE COMPANY OR ITS RESTAURANTS; RELATIONS BETWEEN THE COMPANY AND ITS EMPLOYEES; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND THE COMPANY'S FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 2, 2001 COMPARED TO THE THREE MONTHS ENDED JULY 3, 2000

OWNED RESTAURANT SALES. Owned restaurant sales decreased $2.2 million or 10.9%, to $17.8 million for the three months ended July 2, 2001 from $20.0 million for the three months ended July 3, 2000. The decrease in restaurant sales was due to a $618,000 decrease in sales from the Maloney & Porcelli in Washington, D.C., which closed in January 2001, and a $2.4 million or 12.3% decrease in sales for our comparable owned units open for these entire periods. This decrease was a result of a decrease in sales at four of our owned Smith & Wollensky units and a decrease in sales for our three owned New York units. The decrease in the quarterly period sales in 2001 compared with the same period from 2000 is due primarily to a general slowdown in the economic conditions in the New York Metropolitan area, the disruption caused by major bridge repairs adjacent to the Chicago Smith & Wollensky and the effect of the economic slowdown at certain Smith & Wollensky locations. This decrease was partially offset by an increase in sales of $817,000 at the Smith & Wollensky in Philadelphia, which opened in June 2000.

FOOD AND BEVERAGE COSTS. Food and beverage costs decreased $827,000 to $5.2 million for the three months ended July 2, 2001 from $6.0 million for the three months ended July 3, 2000. Food and beverage costs as a percent of owned restaurant sales decreased to 29.2% for the three months ended July 2, 2001 from 30.2% for the three months ended July 3, 2000, primarily due to cost efficiencies achieved at the two newer units, the Smith & Wollensky restaurants in Washington D.C. and Philadelphia, resulting in food and beverage costs as a percent of owned restaurant sales becoming more comparable to mature unit results.

SALARIES AND RELATED BENEFITS. Salaries and related benefits decreased $793,000 to $5.3 million for the three months ended July 2, 2001 from $6.1 million for the three months ended July 3, 2000. Salaries and related benefits as a percent of owned restaurant sales decreased to 30.0% for the three months ended July 2, 2001 from 30.7% for the three months ended July 3, 2000. These decreases were primarily due to the cost efficiencies achieved at several of the units for the three months ended July 2, 2001 and, to a lesser extent, the additional staffing required to support the June 2000 opening of the Smith & Wollensky unit in Philadelphia.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased $230,000 to $2.6 million for the three months ended July 2, 2001 from $2.8 million for the three months ended July 3, 2000. Restaurant operating expenses as a percent of owned restaurant sales increased to 14.3% for the three months ended July 2, 2001 from 13.9% for the three months ended July 3, 2000. The increase was primarily due to an increase in utility charges in 2001, partially offset by the decrease in certain restaurant operating expenses, including operating supplies and credit card charges that related to the decrease in sales volume.

OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses decreased $62,000 to $1.3 million for the three months ended July 2, 2001 from $1.4 million for the three months ended July 3, 2000. Occupancy and related expenses as a percent of owned restaurant sales increased to 7.3% for the three months ended July 2, 2001 from 6.8% for the three months ended July 3, 2000, primarily due to the distribution of the fixed minimum rent paid over a decreasing revenue base.

MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased $86,000 to $861,000 for the three months ended July 2, 2001 from $947,000 for the three months ended July 3, 2000. Marketing and promotional expenses as a percent of owned restaurant sales increased to 4.8% for the three months ended July 2, 2001 from 4.7% for the three months ended July 3, 2000, primarily due to the decreasing revenue base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $1,000 to $748,000 for the three months ended July 2, 2001 from $749,000 for the three months ended July 3, 2000.

MANAGEMENT FEE INCOME. Management fee income decreased $10,000 to $703,000 for the three months ended July 2, 2001 from $713,000 for the three months ended July 3, 2000, primarily due to the decrease in fees from the managed units directly related to a decrease in their sales, partially offset by fees received relating to the management agreement for ONEc.p.s. which began operating in the third quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained constant at $2.2 million for the three months ended July 2, 2001 and July 3, 2000, respectively. General and administrative expenses as a percent of owned restaurant sales increased to 12.3% for the three months ended July 2, 2001 from 10.8% for the three months ended July 3, 2000, primarily due to the distribution of fixed general and administrative expenses over a decreasing revenue base. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units.

ROYALTY EXPENSE. Royalty expense decreased $17,000 to $241,000 for the three months ended July 2, 2001 from $258,000 for the three months ended July 3, 2000, primarily due to a net decrease in sales from the Smith & Wollensky units of $462,000.

INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $318,000 to $437,000 for the three months ended July 2, 2001 from $755,000 for the three months ended July 3, 2000, primarily due to the repayment of the senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility on May 29, 2001.

PROVISION FOR INCOME TAXES. The tax provision represents federal and certain state and local taxes, based upon the Company's estimated full year effective tax rate.

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. In connection with this offering and the retirement of the Company's outstanding debt, an extraordinary charge of $703,000, net of $378,000 of income tax benefits, was recorded in the three month period ended July 2, 2001 to write off remaining unamortized debt issuance costs and premiums associated with the repayment of the senior credit facility and the repurchase of the senior subordinated note.

SIX MONTHS ENDED JULY 2, 2001 COMPARED TO THE SIX MONTHS ENDED JULY 3, 2000

OWNED RESTAURANT SALES. Owned restaurant sales decreased $2.3 million or 5.7%, to $38.4 million for the six months ended July 2, 2001 from $40.7 million for the six months ended July 3, 2000. The decrease in restaurant sales was due to a $940,000 decrease in sales from the Maloney & Porcelli in Washington, D.C. which closed in January 2001, and a $3.4 million or 8.6% decrease in sales for our comparable owned units open for these entire periods. This decrease was primarily a result of a decrease in sales for our three owned New York units. The decrease in sales for the six months ended July 2, 2001 compared with the same period from 2000 is due primarily to a general slowdown in the economic conditions in the New York Metropolitan area, the disruption caused by major bridge repairs adjacent to the Chicago Smith & Wollensky and, to a lesser extent, the effect of the economic slowdown at certain Smith & Wollensky locations. This decrease was partially offset by an increase in sales of $2.0 million at the Smith & Wollensky in Philadelphia, which opened in June 2000 and an increase at certain Smith & Wollensky units open for these entire periods.

FOOD AND BEVERAGE COSTS. Food and beverage costs decreased $844,000 to $11.3 million for the six months ended July 2, 2001 from $12.2 million for the six months ended July 3, 2000. Food and beverage costs as a percent of owned restaurant sales decreased to 29.6% for the six months ended July 2, 2001 from 30.0% for the six months ended July 3, 2000, primarily due to cost efficiencies achieved at the two newer units, the Smith & Wollensky restaurants in Washington D.C. and Philadelphia, resulting in food and beverage costs as a percent of owned restaurant sales that are more comparable to mature unit results.

SALARIES AND RELATED BENEFITS. Salaries and related benefits decreased $1.2 million to $11.1 million for the six months ended July 2, 2001 from $12.3 million for the six months ended July 3, 2000. Salaries and related benefits as a percent of owned restaurant sales decreased to 28.9% for the six months ended July 2, 2001 from 30.3% for the six months ended July 3, 2000. These decreases were primarily due to the cost efficiencies achieved at several of the units for the six months ended July 2, 2001 and, to a lesser extent, the additional staffing required to support the June 2000 opening of the Smith & Wollensky unit in Philadelphia.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased $342,000 to $5.5 million for the six months ended July 2, 2001 from $5.8 million for the six months ended July 3, 2000. Restaurant operating expenses as a percent of owned restaurant sales decreased to 14.2% for the six months ended July 2, 2001 from 14.3% for the six months ended July 3, 2000. The decrease primarily related to the decrease in certain restaurant operating expenses, including operating supplies and credit card charges that related to the reduction in sales volume, and to a lesser extent, the higher than normal restaurant operating costs incurred at the two units opened during the six months ended July 3, 2000. This decrease was partially offset by an increase in utility charges in 2001.

OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses decreased $148,000 to $2.5 million for the six months ended July 2, 2001 from $2.7 million for the six months ended July 3, 2000. Occupancy and related expenses as a percent of owned restaurant sales remained constant at 6.6% for the six months ended July 2, 2001 and for the six months ended July 3, 2000, respectively, primarily due to the distribution of the fixed minimum rent paid over a decreasing revenue base.

MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased $353,000 to $1.7 million for the six months ended July 2, 2001 from $2.1 million for the six months ended July 3, 2000. Marketing and promotional expenses as a percent of owned restaurant sales decreased to 4.4% for the six months ended July 2, 2001 from 5.1% for the six months ended July 3, 2000, due to a decrease in print advertisements.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained constant at $1.5 million for the six months ended July 2, 2001 and July 3, 2000, respectively.

MANAGEMENT FEE INCOME. Management fee income increased $14,000 to $1.5 million for the six months ended July 2, 2001 from $1.4 million for the six months ended July 3, 2000, primarily due to the increase in fees received relating to the management agreement for ONEc.p.s. which began operating in the third quarter of 2000 and partially offset by a decrease in fees from the other managed units directly related to a decrease in their sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $130,000 to $4.4 million for the six months ended July 2, 2001 from $4.2 million for the six months ended July 3, 2000. General and administrative expenses as a percent of owned restaurant sales increased to 11.3% for the six months ended July 2, 2001 from 10.4% for the six months ended July 3, 2000. General and administrative expenses include corporate payroll and other expenditures, which benefit both owned and managed units. The increase was primarily due to an increase in public relations related expenditures.

ROYALTY EXPENSE. Royalty expense increased $2,000 to $527,000 for the six months ended July 2, 2001 from $525,000 for the six months ended July 3, 2000, due to an increase in sales from the Smith & Wollensky units.

INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $395,000 to $1.1 million for the six months ended July 2, 2001 from $1.5 million for the six months ended July 3, 2000, primarily due to the repayment of the senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility on May 29, 2001.

PROVISION FOR INCOME TAXES. The tax provision represents federal and certain state and local taxes, based upon the Company's estimated full year effective tax rate.

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. In connection with this offering and the retirement of the outstanding debt, the Company recorded an extraordinary charge of $703,000, net of $378,000 of income tax benefits, to write off remaining unamortized debt issuance costs and premiums associated with the repayment of the senior credit facility and the repurchase of the senior subordinated note.


RISK RELATED TO CERTAIN MANAGEMENT AGREEMENTS AND LEASE AGREEMENTS

We are subject to various covenants and operating requirements in certain of our management agreements and lease agreements that, if not complied with or otherwise met, provide for the right of the other party to terminate these agreements. With respect to lease agreements, we are currently in default at two of our restaurants, namely Cite and Park Avenue Cafe, which could result in our inability to operate these restaurants at their current locations. We have not been given a notice of default with respect to these two agreements and are currently negotiating with Park Avenue Cafe to cure this default.

With respect to management agreements, we are subject to a right of the other party to terminate, at any time, the agreement relating to ONEc.p.s., and we are in default under our agreement relating to the Park Avenue Cafe in Chicago and Mrs. Park's Tavern, with respect to the requirement that our chairman beneficially own more than 20% of the entity which manages the facility, which could result in the loss of management fee income from these restaurants.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes and bank debt. Net cash used in operating activities amounted to $990,000 for the six months ended July 2, 2001 and net cash provided by operating activities amounted to $1.6 million for the six months ended July 3, 2000.

Net cash provided by financing activities was $13.3 million for the six months ended July 2, 2001 and $484,000 for six months ended July 3, 2000. On May 29, 2001, the Company completed its initial public offering ("IPO") of 5,295,972 shares of common stock, of which the Company sold 4,750,000 shares, at $8.50 per share. Proceeds of the offering were used to redeem all of the outstanding debt under the Company's senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the offering. Financing activities for the six months ended July 3, 2000 consisted of $1.0 million from the proceeds from issuance of short-term debt.

We used cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities was $837,000 for the six months ended July 2, 2001 and $3.3 million for the six months ended July 3, 2000, respectively.

As of July 2, 2001, expected cash use for Maloney & Porcelli in Washington, D.C., the unit we closed in January 2001, will be approximately $197,000, representing remaining lease payments and related costs through the end of 2001. This estimate is based on the premise that we will be able to sublease or assign the property by the end of 2001. If the premises are subleased or assigned either prior to or after the end of the year, our estimated cash use will be impacted accordingly. If we are unable to sublease or assign this property by the end of 2001, the remaining lease commitment, from 2002, will total $1.8 million through August 2009. This amount would have to be charged to operations in future periods if we are unable to sublease or assign this property.

Total capital expenditures are expected to be approximately $1.8 million in 2001 and $13.1 million in 2002. Our current expansion plans call for the opening of three to four new units per year for the next several years starting in 2002. We intend to develop restaurants that will require, on average, a total cash investment of $2.5 million to $5.0 million net of landlord contributions and excluding pre-opening costs.

We entered into a revolving credit facility with Fleet on September 1, 1998, as amended on June 8, 1999, June 29, 1999, February 29, 2000 and March 21, 2001. With the net proceeds from the IPO we repaid all debt outstanding under the senior credit facility and the $1.0 million revolving credit facility, including accrued interest and a prepayment premium on May 29, 2001. We are in the process of seeking to obtain a new credit facility.

On June 29, 1999, we entered into a senior subordinated note purchase agreement with Magnetite. In connection with such purchase agreement, we issued a $10.0 million senior subordinated note bearing interest at 12.5%. With the net proceeds of this offering, on May 29, 2001 we repaid all debt outstanding under the senior subordinated note, including accrued interest and a prepayment premium. In connection with the Magnetite financing, we issued Magnetite warrants to purchase up to 71,988 shares of our common stock at an exercise price of $.01 per share. Magnetite exercised their warrant on June 14, 2001. In connection with the exercise, the Company wrote off the remaining unamortized fair value of these warrants to additional paid in capital.

In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bear interest at rates ranging from 9.0% to 12.0%. The aggregate outstanding balance of such liabilities was approximately $307,000 as of July 2, 2001. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, expires in June 2004, and bears interest at 10.5% per year. In addition, we assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.8 million on July 2, 2001.

We believe that our cash and short-term investments on hand, cash provided from operations and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and other operating activities through December 31, 2002. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. We may require additional capital to fund our expansion plans after fiscal 2002 or to satisfy working capital needs in the event that the general weakness in economic conditions continues. As a result we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us. Failure to obtain financing as needed could have a material adverse effect on our business and results of operations.

SEASONALITY

Our business is seasonal in nature depending on the region of the United States in which a particular restaurant is located, with revenues generally being less in the third quarter than in other quarters due to reduced summer volume. As we continue to expand in other locations, the seasonality pattern may change.

INFLATION

Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

EFFECT OF NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, January 1, 2002, the Company expects to have unamortized goodwill in the amount of $7.0 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $290,000 and $145,000 for the year ended January 1, 2001 and the six months ended July 2, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses could be required to be recognized as the cumulative effect of a change in accounting principle.

PROPERTIES

We lease restaurant and office facilities and real property under operating leases expiring in various years through 2024. As of July 2, 2001, our future minimum lease payments of our headquarters and restaurants are as follows:
2001--$2.3 million; 2002--$5.1 million; 2003--$5.3 million; and
thereafter--$72.9 million. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of business. Management is of the opinion, pursuant to the advice of counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(a) Inapplicable.

(b) Inapplicable.

(c) Inapplicable.

(d) In connection with our initial public offering, the Securities and Exchange Commission declared our registration statement on Form S-1 (file no. 333-57518) effective on May 23, 2001.

Proceeds of the offering were used to redeem all of the outstanding debt under the Company's senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, to pay certain fees and expenses incurred relating to the offering. Along with cash from operations, the remaining proceeds will supplement the Company's working capital and will be used for general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        None

    (b) Reports on Form 8-K.
        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                   (Registrant)


Date  August 15, 2001              By:  /s/ Alan N. Stillman
      --------------                  --------------------------------
                                      Alan N. Stillman
                                      Chairman of the Board, Chief
                                      Executive Officer and Director
                                      (principal executive officer)


Date August 15, 2001               By:  /s/ Alan M. Mandel
     ---------------                  --------------------------------
                                      Alan M. Mandel
                                      Chief Financial Officer, Executive
                                      Vice President of Finance, Secretary
                                      and Treasurer (principal financial and
                                      accounting officer)