Form 10-Q
period 2001-10-01
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2001-11-15
CIK 1137047

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2001
                                  -------------

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ______________ TO __________

                          COMMISSION FILE NO. 333-57518

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
 ------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                            58-2350980
-------------------------------------------------------------------------------
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

         1114 FIRST AVENUE, NEW YORK, NY                 10021
 ------------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                  212-838-2061
 ------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No__
   -----


As of November 15, 2001, the registrant had 9,354,447 Shares of its Common Stock, $.01 par value, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                       PAGE

Item 1. Financial Statements

   Consolidated Balance Sheets as of October 1, 2001 and January 1, 2001                               3

   Consolidated Statements of Operations for the three and nine month periods ended
        October 1, 2001 and October 2, 2000                                                            4

   Consolidated Statements of Stockholders' Equity for the nine month periods ended
        October 1, 2001 and October 2, 2000                                                            5

   Consolidated Statements of Cash Flows for the nine month periods ended
        October 1, 2001 and October 2, 2000                                                            6

   Notes to Consolidated Financial Statements                                                       7-10

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                                             10-15

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                     15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                             15

Item 2. Changes in Securities and Use of Proceeds                                                     16

Item 3. Defaults upon Senior Securities                                                               16

Item 4. Submission of Matters to a Vote of Security Holders                                           16

Item 5. Other Information                                                                             16

Item 6. Exhibits and Reports on Form 8-K                                                              16

Signature                                                                                             17


                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                           OCTOBER 1,            JANUARY 1,
                              ASSETS                                         2001                 2001
                                                                        ------------------   ------------------
                                                                           (UNAUDITED)           (AUDITED)
Current assets:
   Cash                                                                 $     7,134           $      370
   Accounts receivable, net                                                   3,315                2,263
   Merchandise inventory                                                      2,815                3,496
   Prepaid expenses and other current assets                                  1,001                  480
                                                                        ------------         ------------
              Total current assets                                           14,265                6,609

Property and equipment, net                                                  40,991               41,547
Goodwill, net                                                                 7,033                7,251
Licensing agreement, net                                                      3,205                3,302
Management contract, net                                                      1,402                1,514
Other assets                                                                  2,576                3,154
                                                                        ------------         ------------

              Total assets                                              $    69,472          $    63,377
                                                                        ============         ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                    $       230          $     2,035
   Accounts payable and accrued expenses                                      6,289                9,547
                                                                        ------------         ------------
              Total current liabilities                                       6,519               11,582

Long-term debt, net of current portion                                        1,877               22,100
Deferred rent                                                                 4,857                4,540
                                                                        ------------         ------------
              Total liabilities                                              13,253               38,222

Convertible redeemable preferred stock (par value $.01; authorized
   5,000,000 shares; 1,448,529 shares issued and outstanding                      -               24,090
   at January 1, 2001)

Stockholders' equity:
   Common stock (par value $.01; authorized 90,000,000 shares;
     9,354,447 shares issued and outstanding at October 1, 2001 and
     3,083,930 shares issued and outstanding at January 1, 2001)                 94                   31
   Additional paid-in capital                                                69,729               10,103
   Accumulated deficit                                                      (13,604)              (9,069)
                                                                        ------------          -----------

                                                                             56,219                1,065
                                                                        ------------          -----------

Commitments and contingencies

              Total liabilities and stockholders' equity                $    69,472           $   63,377
                                                                        ============          ===========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           OCTOBER 1,      OCTOBER 2,        OCTOBER 1,          OCTOBER 2,
                                                              2001            2000              2001               2000
                                                          ------------    -------------     --------------     -----------
Owned restaurant sales                                    $    13,449     $     18,496      $   51,804         $  59,164
                                                          ------------    -------------     -----------        ----------

Cost of owned restaurant sales:
   Food and beverage costs                                      3,987            5,555          15,327            17,739
   Salaries and related benefit expenses                        5,080            6,159          16,175            18,469
   Restaurant operating expenses                                2,531            2,925           7,992             8,728
   Occupancy and related expenses                               1,354            1,389           3,898             4,081
   Marketing and promotional expenses                             774            1,036           2,476             3,091
   Depreciation and amortization expenses                         742              777           2,232             2,258
   Charge to close owned restaurant                               360                -             360                 -
   Write-off of site development costs                            283                -             283                 -
                                                          ------------    -------------     -----------        ----------
      Total cost of owned restaurant sales                     15,111           17,841          48,743            54,366
                                                          ------------    -------------     -----------        ----------

Income (loss) from owned restaurant operations                 (1,662)             655           3,061             4,798

Management fee income                                             479              704           1,929             2,140
                                                          ------------    -------------     -----------        ----------
Income (loss) from owned and managed restaurants               (1,183)           1,359           4,990             6,938

General and administrative expenses                             2,292            2,056           6,644             6,278

Royalty expense                                                   191              236             718               761

Reserve on receivable from managed restaurants                    300                -             300                 -
                                                          ------------    -------------     -----------        ----------
Operating loss                                                 (3,966)            (933)         (2,672)             (101)

Interest expense                                                  (59)            (706)         (1,146)           (2,137)
Amortization of deferred debt financing costs                       -              (55)           (113)             (169)
Interest income                                                    94                -             148                 4
                                                          ------------    -------------     -----------        ----------
                                                                   35             (761)         (1,111)           (2,302)
Income (loss) before provision
   for income taxes                                            (3,931)          (1,694)         (3,783)           (2,403)

Provision (benefit) for income taxes                               (3)              78              49               230
                                                          ------------    -------------     -----------        ----------
Income (loss) before extraordinary loss and
   accrual of dividends and amortization of
   issuance costs of preferred shares                          (3,928)          (1,772)         (3,832)           (2,633)

Extraordinary loss on early retirement of
   debt, net of tax benefit of $378                                 -                -             703                 -
                                                          ------------    -------------     -----------        ----------
Net loss                                                       (3,928)          (1,772)         (4,535)           (2,633)

Accrual of dividends and amortization of
   issuance costs of preferred shares                               -             (372)           (620)           (1,116)
                                                          ------------    -------------     -----------        ----------
Net loss applicable to common shares                      $    (3,928)    $     (2,144)     $   (5,155)        $  (3,749)
                                                          ============    =============     ===========        ==========

Loss applicable to common shares - basic and diluted:

   Loss applicable to common shares before
      extraordinary item                                  $      (.42)    $       (.70)     $     (.73)        $   (1.22)

   Extraordinary loss on early retirement of
      debt, net of tax benefit                                      -                -             .12               -
                                                          ------------    -------------     -----------        ----------
   Net loss per common share                              $      (.42)    $       (.70)     $     (.85)        $   (1.22)
                                                          ============    =============     ===========        ==========
Weighted average common shares outstanding:
   Basic and diluted                                        9,354,447        3,083,930       6,087,058         3,083,930
                                                          ============  ===============  ==============       ===========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

              NINE MONTHS ENDED OCTOBER 2, 2000 AND OCTOBER 1, 2001


                                                                                               ADDITIONAL                 TOTAL
                                                                              COMMON STOCK      PAID-IN   ACCUMULATED  STOCKHOLDERS'
                                                                            SHARES    AMOUNT    CAPITAL     DEFICIT       EQUITY
                                                                         ----------  -------  ----------  -----------  ------------

Balance at January 3, 2000                                                3,083,930   $  31   $  11,591   $  (4,183)    $  7,439

Accrued dividends on preferred shares                                                              (945)                    (945)
Amortization of issuance costs on preferred shares                                                 (172)                    (172)
Net loss                                                                                                     (2,633)      (2,633)
                                                                         ----------  -------  ----------  -----------  ------------
Balance at October 2, 2000                                                3,083,930   $  31   $  10,474   $  (6,816)    $  3,689
                                                                         ==========  =======  ==========  ===========  ============

Balance at January 1, 2001                                                3,083,930   $  31   $  10,103   $  (9,069)    $  1,065

Accrued dividends on preferred shares                                                              (524)                    (524)
Amortization of issuance costs on preferred shares                                                  (96)                     (96)
Net proceeds from initial public offering                                 4,750,000      48      35,950                   35,998
Conversion of $24,710 of convertible redeemable                                                                                -
   preferred stock into 1,448,529 shares of common stock                  1,448,529      14      24,696                   24,710
Exercise of warrants and write-off of original issue discount
 on warrants                                                                 71,988       1        (400)                    (399)
Net loss                                                                                                     (4,535)      (4,535)
                                                                         ----------  -------  ----------  -----------  ------------
Balance at October 1, 2001                                                9,354,447    $ 94    $ 69,729   $ (13,604)   $  56,219
                                                                         ==========  =======  ==========  ==========   ============


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                           NINE MONTHS ENDED
                                                                     OCTOBER 1,         OCTOBER 2,
                                                                        2001               2000
                                                                  --------------      -------------
Cash flows from operating activities:
Net loss                                                           $    (4,535)         $ (2,633)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                                       2,759             2,842
     Amortization of debt discount                                          33                59
     Extraordinary loss on early retirement of debt                      1,081                 -
     Changes in operating assets and labilities:
       Accounts receivable                                              (1,052)           (1,212)
       Merchandise inventory                                               681                (3)
       Prepaid expenses and other current assets                          (521)             (339)
       Other assets                                                        (21)             (184)
       Accounts payable and accrued expenses                            (3,258)            3,838
       Deferred rent                                                       297               464

----------------------------------------------------------------  -------------       -----------
          Net cash provided by (used in) operating activities           (4,536)            2,832
----------------------------------------------------------------  -------------       -----------

Cash flows from investing activities:
Purchase of property and equipment                                      (1,730)           (4,364)
Purchase of nondepreciable assets                                          (58)              (89)
Payments under licensing agreement                                           -              (209)

----------------------------------------------------------------  -------------       -----------
        Cash flows used in investing activities                         (1,788)           (4,662)
----------------------------------------------------------------  -------------       -----------

Cash flows from financing activities:
   Proceeds from issuance of short-term debt                                 -             1,000
   Principal payments of long-term debt                                (22,460)             (775)
   Net proceeds from initial public offering                            35,998                 -
   Premium payment on early retirement of debt                            (450)                -

----------------------------------------------------------------  -------------       -----------
       Cash flows provided by financing activities                      13,088               225
----------------------------------------------------------------  -------------       -----------

Net change in cash and cash equivalents                                  6,764            (1,605)

Cash and cash equivalents at begining of period                            370             2,017
----------------------------------------------------------------  -------------       -----------

Cash and cash equivalents at end of period                        $      7,134        $     412
================================================================  =============       ===========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       OCTOBER 1, 2001 AND OCTOBER 2, 2000


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

    The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    The Company utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended October 2, 2000 and October 1, 2001 represent 13-week reporting periods and the nine months ended October 2, 2000 and October 1, 2001 represent 39-week reporting periods.

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


(3) NET LOSS PER COMMON SHARE

    The Company calculates earnings (loss) per common share in accordance with Statement of Financial Accounting Standards, ("SFAS"), No. 128, "Earnings Per Share". Basic earnings (loss) per common share are computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per common share for the three and nine months ended October 2, 2000 and October 1, 2001 are the same as basic net loss per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants. Such options, warrants and convertible preferred shares amounted to 1,787,283 and 2,250,034 for the three and nine months ended October 2, 2000 and October 1, 2001, respectively. The preferred shares converted into common stock simultaneously with the IPO.

The following table sets forth the calculation for earnings per share on a weighted average basis:

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        OCTOBER 1,       OCTOBER 2,         OCTOBER 1,       OCTOBER 2,
                                                          2001             2000               2001             2000
                                                          ----             ----               ----             ----
NUMERATOR:

Income (loss) before extraordinary loss
 and accrual of dividends and amortization
 of issuance costs of preferred shares                 $ (3,928,000)   $ (1,772,000)       $ (3,832,000)   $ (2,633,000)
Less: Accrual of dividends and amortization of
  issuance costs of preferred shares                             -         (372,000)           (620,000)     (1,116,000)
                                                       ------------    -------------       -------------   -------------
Loss available to common stockholders                    (3,928,000)     (2,144,000)         (4,452,000)     (3,749,000)
Less: Extraordinary loss on early
retirement of debt, net of tax benefit                            -               -            (703,000)              -
                                                       ------------    -------------       -------------   -------------
Net loss available to common stockholders              $ (3,928,000)   $ (2,144,000)       $ (5,155,000)   $ (3,749,000)
                                                       ============    =============       =============   =============


DENOMINATOR:
                                                        WEIGHTED       WEIGHTED                WEIGHTED         WEIGHTED
                                         TOTAL          AVERAGE        AVERAGE                 AVERAGE          AVERAGE
                                         SHARES         SHARES         SHARES                  SHARES           SHARES
                                        ---------- ------------      -----------             -----------      -----------
Beginning Common Shares                 3,083,930   3,083,930         3,083,930              3,083,930        3,083,930

Conversion of Preferred Stock on
  May 23, 2001                          1,448,529   1,448,529                                  695,082

Initial Public Offering on
  May 23, 20001                         4,750,000   4,750,000                                2,279,304

Warrants exercised on June 14, 2001        71,988      71,988                                   28,742

Weighted average common shares outstanding:
                                                   ------------      -----------             -----------     ------------
Basic and diluted (1)                               9,354,447         3,083,930              6,087,058        3,083,930
                                                   ============      ===========             ===========     ============
PER COMMON SHARE - BASIC AND DILUTED:

Loss available to common stockholders              $     (.42)             (.70)                  (.73)           (1.22)

Extraordinary item                                         -                 -                     .12               -
                                                   ------------       ----------             ------------    -----------
Net loss available to common stockholders          $     (.42)             (.70)                  (.85)            (1.22)
                                                    ===========       ==========             ============    ============

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

(6) ACCRUAL FOR CLOSED OWNED RESTAURANT

    As a result of operating losses due to low customer volume, during the fourth quarter of 2000, pursuant to the approval of the Board of Directors, the Company recorded a pre-tax charge of $2.4 million representing the write-down of assets and accrual of lease exit costs associated with the closure of the Maloney and Porcelli unit in Washington D.C. The unit was closed during January 2001. The accrual for lease exit costs of $322,000 was included in that charge and was based upon the remaining obligation that the Company estimated it would be required to pay under the underlying lease. During the three month period ended October 1, 2001, the Company accrued $360,000 for additional estimated lease exit costs. The additional expense represents the Company's estimate of the costs it will incur under the remaining term of the lease; less estimated sub-rental income and assumes the Company will be able to locate another tenant before June 2003. The remaining liability of $483,000 is included in accounts payable and accrued expenses. The Company continues to diligently pursue a tenant to sublease this space. In the event that the Company is unable to sublease or assign the lease prior to June 30, 2003, the amount of the accrual may need to be adjusted accordingly.

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

(8) EFFECT OF NEW ACCOUNTING STANDARDS

    In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.

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

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    As of the date of adoption, January 1, 2002, the Company expects to have unamortized goodwill in the amount of $7.0 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $290,000 and $218,000 for the year ended January 1, 2001 and the nine months ended October 1, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses could be required to be recognized as the cumulative effect of a change in accounting principle.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently analyzing this statement and has not yet determined its impact on the consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Bulletin No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions" for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model to account for impairment of long-lived assets to be disposed of. The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this Statement will have a material effect on its consolidated financial statements.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 1, 2001 COMPARED TO THE THREE MONTHS ENDED OCTOBER 2, 2000

OWNED RESTAURANT SALES. Owned restaurant sales decreased $5.1 million or 27.3%, to $13.4 million for the three months ended October 1, 2001 from $18.5 million for the three months ended October 2, 2000. The decrease in restaurant sales was due to a $403,000 decrease in sales from the Maloney & Porcelli in Washington, D.C., which closed in January 2001, and a $4.6 million or 25.7% decrease in sales for our comparable owned units open for these entire periods. The decrease in sales for the three months ended October 1, 2001 compared with the same period from 2000 is due to a general economic slowdown in the New York Metropolitan area, the disruption caused by major bridge repairs adjacent to the Smith & Wollensky restaurant in Chicago and, to a lesser extent, the effect of a national economic slowdown on sales at certain Smith & Wollensky locations, and a company wide business disruption caused by the tragic events of September 11, 2001. The decrease in sales was partially offset by the increase in sales of $60,000 at the Smith & Wollensky, Miami Beach unit in 2001 when compared to the same period in 2000.

FOOD AND BEVERAGE COSTS. Food and beverage costs decreased $1.6 million to $4.0 million for the three months ended October 1, 2001 from $5.6 million for the three months ended October 2, 2000. Food and beverage costs as a percent of owned restaurant sales decreased to 29.6% for the three months ended October 1, 2001 from 30.0% for the three months ended October 2, 2000, primarily due to cost efficiencies achieved at the two newer units, the Smith & Wollensky restaurants in Washington D.C. and Philadelphia, resulting in food and beverage costs as a percent of owned restaurant sales becoming more comparable to mature unit results.

SALARIES AND RELATED BENEFITS. Salaries and related benefits decreased $1.1 million to $5.1 million for the three months ended October 1, 2001 from $6.2 million for the three months ended October 2, 2000. The decrease was primarily due to the cost efficiencies achieved at several of the units for the three months ended October 1, 2001 and the closure of the Maloney & Porcelli restaurant in Washington, D.C in January 2001. Salaries and related benefits as a percent of owned restaurant sales increased to 37.8% for the three months ended October 1, 2001 from 33.3% for the three months ended October 2, 2000. The increase in the percentage was a result of the overall decrease in sales volume primarily caused by the aftermath of the September 11, 2001 tragedy.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased $395,000 to $2.5 million for the three months ended October 1, 2001 from $2.9 million for the three months ended October 2, 2000. The decrease was primarily due to cost efficiencies, the decrease in certain restaurant operating expenses, including operating supplies and credit card charges that related to the decrease in sales volume and the closure of Maloney & Porcelli in Washington, D.C., in January 2001. Restaurant operating expenses as a percent of owned restaurant sales increased to 18.8% for the three months ended October 1, 2001 from 15.8% for the three months ended October 2, 2000 as a result of the overall decrease in sales volume.

OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses remained constant at $1.4 million for the three months ended October 1, 2001 and October 2, 2000, respectively. Occupancy and related expenses as a percent of owned restaurant sales increased to 10.1% for the three months ended October 1, 2001 from 7.5% for the three months ended October 2, 2000, primarily due to the distribution of fixed rental costs over a decreasing revenue base.

MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased $262,000 to $774,000 for the three months ended October 1, 2001 from $1.0 million for the three months ended October 2, 2000. Marketing and promotional expenses as a percent of owned restaurant sales increased to 5.8% for the three months ended October 1, 2001 from 5.6% for the three months ended October 2, 2000, primarily due to the decreasing revenue base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $35,000 to $742,000 for the three months ended October 1, 2001 from $777,000 for the three months ended October 2, 2000.

CHARGE TO CLOSE OWNED RESTAURANT. In the fourth quarter of 2000, we closed the Maloney & Porcelli unit in Washington, D.C. and recorded a pretax charge of $2.4 million, which included an accrual of $322,000 relating to lease exist costs associated with the closure. In the third quarter of fiscal year 2001, we recorded an additional pretax charge of $360,000. The expense represents an increase in the estimate of the costs we will incur under the remaining term of the lease, less estimated sub-rental income, as a result of changes in the rental market for restaurant properties, and assumes the Company will be able to locate another tenant before June 2003.

WRITE-OFF OF SITE DEVELOPMENT COSTS. In the third quarter of fiscal year 2001, based on the tragic events relating to the September 11, 2001 terrorist attacks and overall economic conditions, we made a decision to write off the development costs associated with a proposed Smith & Wollensky restaurant site. We terminated the lease agreement for this site in October 2001. The write-off of costs incurred amounted to $283,000.

MANAGEMENT FEE INCOME. Management fee income decreased $225,000 to $479,000 for the three months ended October 1, 2001 from $704,000 for the three months ended October 2, 2000, primarily due to a decrease in sales from managed units, offset by fees earned relating to the management agreement for ONEc.p.s. which began operating in the third quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $236,000 to $2.3 million for the three months ended October 1, 2001 from $2.1 million for the three months ended October 2, 2000. General and administrative expenses as a percent of owned restaurant sales increased to 17.0% for the three months ended October 1, 2001 from 11.1% for the three months ended October 2, 2000, primarily due to the distribution of fixed general and administrative expenses over a decreasing revenue base and increases to corporate public relations and other miscellaneous expenses. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units.

ROYALTY EXPENSE. Royalty expense decreased $45,000 to $191,000 for the three months ended October 1, 2001 from $236,000 for the three months ended October 2, 2000, primarily due to a net decrease in sales from the Smith & Wollensky units of $2.7 million.

RESERVE ON RECEIVABLE FROM MANAGED RESTAURANTS. In the third quarter of fiscal year 2001, due to the current economic uncertainties, we established a reserve of $300,000 against receivables related to a managed restaurant we deem may be uncollectable.

INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $796,000 to $35,000 of interest income for the three months ended October 1, 2001 from $761,000 for the three months ended October 2, 2000, primarily due to the repayment of the senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility on May 29, 2001.

PROVISION FOR INCOME TAXES. The tax provision represents federal and certain state and local taxes, based upon the Company's estimated full year effective tax rate.


NINE MONTHS ENDED OCTOBER 1, 2001 COMPARED TO THE NINE MONTHS ENDED OCTOBER 2, 2000

OWNED RESTAURANT SALES. Owned restaurant sales decreased $7.4 million or 12.4%, to $51.8 million for the nine months ended October 1, 2001 from $59.2 million for the nine months ended October 2, 2000. The decrease in restaurant sales was due to a $1.3 million decrease in sales from the Maloney & Porcelli in Washington, D.C. which closed in January 2001, and a $7.5 million or 13.4% decrease in sales for our comparable owned units open for these entire periods. This decrease was primarily a result of a decrease in sales for our three owned New York units and to a lesser extent, the Smith and Wollensky restaurant in Chicago. The decrease in sales for the nine months ended October 1, 2001 compared with the same period from 2000 is due to a general economic slowdown in the New York Metropolitan area, and, to a lesser extent, the effect of a national economic slowdown on sales at certain Smith & Wollensky locations, and a company wide business disruption caused by the tragic events of September 11, 2001. The decrease in sales was partially offset by sales of $1.5 million at the Smith &

Wollensky in Philadelphia, which opened in June 2000 and the increase in sales of $234,000 at the Smith & Wollensky, Miami Beach unit in 2001 when compared to the same period in 2000.

FOOD AND BEVERAGE COSTS. Food and beverage costs decreased $2.4 million to $15.3 million for the nine months ended October 1, 2001 from $17.7 million for the nine months ended October 2, 2000. Food and beverage costs as a percent of owned restaurant sales decreased to 29.6% for the nine months ended October 1, 2001 from 30.0% for the nine months ended October 2, 2000, primarily due to cost efficiencies achieved at the two newer units, the Smith & Wollensky restaurants in Washington D.C. and Philadelphia, resulting in food and beverage costs as a percent of owned restaurant sales that are more comparable to mature unit results.

SALARIES AND RELATED BENEFITS. Salaries and related benefits decreased $2.3 million to $16.2 million for the nine months ended October 1, 2001 from $18.5 million for the nine months ended October 2, 2000. Salaries and related benefits as a percent of owned restaurant sales remained constant at 31.2% for the nine months ended October 1, 2001 and October 2, 2000, respectively. The decrease in salaries and related benefits was due to a $1.1 million decrease resulting from the closing of the Maloney & Porcelli restaurant in Washington, D.C. in January 2001, from the cost efficiencies achieved at several of the units for the nine months ended October 1, 2001 and the additional staffing required to support the June 2000 opening of the Smith & Wollensky unit in Philadelphia.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased $736,000 to $8.0 million for the nine months ended October 1, 2001 from $8.7 million for the nine months ended October 2, 2000. The decrease primarily related to the decrease in certain restaurant operating expenses, including operating supplies and credit card charges that related to the reduction in sales volume, and to a lesser extent, the higher than normal restaurant operating costs incurred at the two units opened during the nine months ended October 2, 2000. This decrease was partially offset by an increase in utility costs in 2001. Restaurant operating expenses as a percent of owned restaurant sales increased to 15.4% for the nine months ended October 1, 2001 from 14.8% for the nine months ended October 2, 2000 as a result of the overall decrease in sales volume.

OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses decreased $183,000 to $3.9 million for the nine months ended October 1, 2001 from $4.1 million for the nine months ended October 2, 2000. The decrease was primarily due to the distribution of fixed rental costs over a decreasing revenue base. Occupancy and related expenses as a percent of owned restaurant sales increased to 7.5% for the nine months ended October 1, 2001 from 6.9% for the nine months ended October 2, 2000 due to fixed minimum rent paid over a decreasing revenue base.

MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased $615,000 to $2.5 million for the nine months ended October 1, 2001 from $3.1 million for the nine months ended October 2, 2000. Marketing and promotional expenses as a percent of owned restaurant sales decreased to 4.8% for the nine months ended October 1, 2001 from 5.2% for the nine months ended October 2, 2000, due to a decrease in print advertisements.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained constant at $2.2 million for the nine months ended October 1, 2001 and October 2, 2000, respectively.

CHARGE TO CLOSE OWNED RESTAURANT. In the fourth quarter of 2000, we closed the Maloney & Porcelli unit in Washington, D.C. and recorded a pretax charge of $2.4 million, which included an accrual of $322,000 relating to lease exist costs associated with the closure. In the third quarter of fiscal year 2001, we recorded an additional pretax charge of $360,000. The expense represents an increase in the estimate of the costs we will incur under the remaining term of the lease, less estimated sub-rental income, as a result of changes in the rental market for restaurant properties, and assumes the Company will be able to locate another tenant before June 2003.

WRITE-OFF OF SITE DEVELOPMENT COSTS. In the third quarter of fiscal year 2001, based on the tragic events relating to the September 11, 2001 terrorist attacks and overall economic conditions, we made a decision to write off the development costs associated with a proposed Smith & Wollensky restaurant site. We terminated the lease agreement for this site in October 2001. The write-off of costs incurred amounted to $283,000.

MANAGEMENT FEE INCOME. Management fee income decreased $211,000 to $1.9 million for the nine months ended October 1, 2001 from $2.1 million for the nine months ended October 2, 2000, primarily due is due primarily to a general economic slowdown in the New York Metropolitan area, and a company wide disruption of business resulting from the tragic events of September 11, 2001, partially offset by the increase in fees received relating to the management agreement for ONEc.p.s. which began operating in the third quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $366,000 to $6.6 million for the nine months ended October 1, 2001 from $6.3 million for the nine months ended October 2, 2000. General and administrative expenses as a percent of owned restaurant sales increased to 12.8% for the nine months ended October 1, 2001 from 10.6% for the nine months ended October 2, 2000. General and administrative expenses include corporate payroll and other expenditures, which benefit both owned and managed units. The increase was primarily due to an increase in public relations and other miscellaneous expenses.

ROYALTY EXPENSE. Royalty expense decreased $43,000 to $718,000 for the nine months ended October 1, 2001 from $761,000 for the nine months ended October 2, 2000, due to a net decrease in sales from the Smith & Wollensky units of $1.9 million.

RESERVE ON RECEIVABLE FROM MANAGED RESTAURANTS. In the third quarter of fiscal year 2001, due to the current economic uncertainties, the Company established a reserve of $300,000 against receivables related to a managed restaurant it deems may be uncollectable.

INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $1.2 million to $1.1 million for the nine months ended October 1, 2001 from $2.3 million for the nine months ended October 2, 2000, primarily due to the repayment of the senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility on May 29, 2001.

PROVISION FOR INCOME TAXES. The tax provision represents federal and certain state and local taxes, based upon the Company's estimated full year effective tax rate.

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. In connection with this offering and the retirement of the outstanding debt, the Company recorded an extraordinary charge of $703,000, net of $378,000 of income tax benefits, to write-off the remaining unamortized debt issuance costs and premiums associated with the repayment of the senior credit facility and the repurchase of the senior subordinated note.


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


LIQUIDITY AND CAPITAL RESOURCES

We have funded our capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes and bank debt. Net cash used in operating activities amounted to $4.5 million for the nine months ended October 1, 2001 and net cash provided by operating activities amounted to $2.8 million for the nine months ended October 2, 2000.

Net cash provided by financing activities was $13.1 million for the nine months ended October 1, 2001 and $225,000 for nine months ended October 2, 2000. On May 29, 2001, the Company completed its initial public offering ("IPO") of 5,295,972 shares of common stock, of which the Company sold 4,750,000 shares, at $8.50 per share. Proceeds of the offering were used to redeem all of the outstanding debt under the Company's senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the offering. Financing activities for the nine months ended October 2, 2000 consisted of $1.0 million from the proceeds from issuance of short-term debt.

We used cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities was $1.8 million for the nine months ended October 1, 2001 and $4.7 million for the nine months ended October 2, 2000, respectively.

As of October 1, 2001, expected cash use for Maloney & Porcelli in Washington, D.C., the unit we closed in January 2001, will be approximately $483,000, representing remaining lease payments and related costs through the end of June 2003. This estimate is based on the premise that we will be able to sublease or assign the property by the end of June 2003. The remaining lease commitment from July 2003 to August 2009 totals $1.5 million, and if we are unable to sublease or assign this property by the end of June 2003, a portion or all of this commitment may be charged to operations and paid from available cash flows from the other operating restaurants.

Total capital expenditures are expected to be approximately $2.3 million in 2001 and approximately $2.0 million to $5.0 million in 2002, depending on the total units to be opened in 2002. With regard to our future expansion, we are conserving our resources and moving ahead cautiously as we evaluate our sales recovery and monitor economic conditions. Our current expansion plans call for the opening of a new unit by the end of the second quarter of 2002. While we may open an additional unit during 2002, we are unlikely to reach the three initially planned. We still plan on opening three to four new units per year for the next several years starting in 2003. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs.

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

In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bear interest at rates ranging from 9.0% to 12.0%. The aggregate outstanding balance of such liabilities was approximately $283,000 as of October 1, 2001. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, expires in June 2004, and bears interest at 10.5% per year. In addition, we assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.8 million on October 1, 2001.

We believe that our cash and short-term investments on hand, cash expected from operations and expected landlord construction contributions should be sufficient to finance our modified planned capital expenditures and other operating activities throughout 2002. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. We may require additional capital to fund our expansion plans after fiscal 2002 or to satisfy working capital needs in the event that the general weakness in economic conditions continues. As a result we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us. Failure to obtain financing as needed could have a material adverse effect on our business and results of operations.

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

EFFECT OF NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.

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

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, January 1, 2002, the Company expects to have unamortized goodwill in the amount of $7.0 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $290,000 and $218,000 for the year ended January 1, 2001 and the nine months ended October 1, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses could be required to be recognized as the cumulative effect of a change in accounting principle.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently analyzing this statement and has not yet determined its impact on the consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Bulletin No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions" for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model to account for impairment of long-lived assets to be disposed of. The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this Statement will have a material effect on its consolidated financial statements.


PROPERTIES

We lease restaurant and office facilities and real property under operating leases expiring in various years through 2024. As of October 1, 2001, our future minimum lease payments of our headquarters and restaurants are as follows:
2001--$1.2 million; 2002--$4.8 million; 2003--$5.0 million; and
thereafter--$65.3 million. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

The terrorist attacks on September 11, 2001 have caused significant disruptions of commercial and leisure activities across the country, but particularly in New York City and Washington, D.C. A general economic slowdown across the United States prior to the tragic events of September 11, 2001, has worsened and translated to a substantial disruption to all of our restaurants.

While the Company's management continues to evaluate the effect of these events on our results of operations for the fourth quarter, there is significant uncertainty as to effects that these events will have on our business.


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



                                 THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                 (Registrant)



Date  November 15, 2001           By:  /s/ ALAN N. STILLMAN
                                       -------------------------------
                                       Alan N. Stillman
                                       Chairman of the Board, Chief
                                       Executive Officer and Director
                                       (principal executive officer)


Date November 15, 2001            By:  /s/ ALAN M. MANDEL
                                      --------------------------------
                                      Alan M. Mandel
                                      Chief Financial Officer, Executive
                                      Vice President of Finance, Secretary
                                      and Treasurer (principal financial and
                                      accounting officer)