Form 10-K
period 2001-12-31
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2002-03-29
CIK 1137047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-57518

                            ------------------------

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

             (Exact name of registrant as specified in its charter)

                          DELAWARE                                           58 2350980
      (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
                       organization)

              1114 FIRST AVENUE, NEW YORK, NY                                (ZIP CODE)
          (Address of principal executive offices)                             10021

                                  212-838-2061
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 26, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was $35,796,458.

    As of March 26, 2002, the registrant had 9,354,447 Shares of its Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Smith & Wollensky Restaurant Group Inc. (the "Company") was incorporated as a Delaware corporation in October 1997 as a result of a merger with The New York Restaurant Group, LLC, its predecessor limited liability company.

    The Company is a developer, owner and operator of high-end, high-volume restaurants in the United States. Our core concept is Smith & Wollensky, a classic American restaurant. Management believes Smith & Wollensky is a recognized brand name in the upscale segment of the restaurant industry. At December 31, 2001, the Company operated 14 restaurants, nine of which we own and five of which we manage. The Company owns six of the seven Smith & Wollensky restaurants we operate. The Company believes that each of our restaurants provides a fine dining experience, offering distinctive high quality food, creative menus, an extensive wine selection and exceptional customer service accompanied by attractive design and decor. The Company believes that the Smith & Wollensky restaurant concept has broad national appeal and that, as a result, we have significant opportunities to expand our business.

    In 1977, the original Smith & Wollensky restaurant, which the Company manages, opened in New York City. Three years later, the Company developed and currently manages The Post House, a distinctive steak and chop house with an American theme. In 1984, the Company opened the Manhattan Ocean Club, an upscale seafood restaurant, and in 1989, opened Cite, a Parisian grand-cafe style restaurant. The Park Avenue Cafe concept, begun in 1992, combines country-style new American cuisine in a cafe atmosphere, while Maloney & Porcelli, which the Company developed in 1996 and currently manages, presents updated classic American cuisine. In 2000, the Company helped to develop and currently manages ONEc.p.s., an American brasserie in the Plaza Hotel in New York. The Company's owned and managed restaurants have received local and national dining awards, including the Distinguished Restaurants of North America "DiRoNA Award" and WINE SPECTATOR'S "Grand Award."

    Our owned restaurants were originally owned by a series of partnerships and limited liability companies under a common control group. In August 1995, The New York Restaurant Group, LLC, our predecessor entity, was formed as a holding company for these operating entities. In January 1996, the Company and the operating entities entered into a group of related roll-up transactions pursuant to which the owners of the operating entities transferred their equity interests or operating assets to us for cash or membership interests. Our current corporate entity was formed in October 1997 as a result of a merger with the predecessor limited liability company

    On May 29, 2001, the Company completed its initial public offering ("IPO") of 5,295,972 shares of common stock, of which the Company sold 4,750,000 shares, at $8.50 per share. Proceeds of the offering were used to redeem all of the outstanding debt under the Company's senior credit facility, a $10.0 million senior subordinated note and a $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the offering. Financing activities for the year ended January 1, 2001, consisted of $1.0 million from the proceeds from issuance of short-term debt and the repayment of principal payments for long-term debt.

    For the year ended December 31, 2001, the average sales for our six owned Smith & Wollensky restaurants were $8.2 million. Sales for the year ended December 31, 2001 for the managed Smith & Wollensky restaurant in New York were $24.2 million, of which the Company received $556,000 as a management fee. For the year ended December 31, 2001, average sales for all of our nine owned restaurants open for the full period were $7.8 million.

OPERATING STRATEGY

    The Company believes that the key to our future success is our Smith & Wollensky restaurant concept that is focused on the high-end segment of the restaurant industry. To achieve our goal, the Company is pursuing the following operating strategies:

PURSUE DISCIPLINED RESTAURANT GROWTH

    Our core competency is the creation and development of Smith & Wollensky restaurants that serve distinctive cuisine within the upscale segment of the dining market. Our restaurants have seating capacities between 290 and 675 seats. The Company expects to open one to two new Smith & Wollensky restaurants in 2002. The Company has begun construction on a 375 seat Smith & Wollensky in Columbus, Ohio, which is planned to open at the beginning of the third quarter. The Company expects to open three to four new Smith & Wollensky restaurants each year starting in 2003. To the extent that the Company opens new restaurants in metropolitan areas that are smaller than our current locations, management expects that such restaurants would have smaller seating capacities.

FOCUS ON PROMINENT LOCATIONS

    The Company believes that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. In general, the Company prefers to open restaurants on attractive, high-profile sites near central business districts within larger metropolitan areas. In addition to carefully analyzing demographic information for each prospective site, management considers factors such as visibility, traffic patterns, accessibility, adequacy of parking facilities, tourist volume, local competition, and proximity to shopping areas, office towers, parks and hotels.

MAINTAIN STRONG UNIT ECONOMICS

    The Company intends to maintain our unit margins as a result of high per unit sales volumes coupled with effective cost controls. For the year ended December 31, 2001, sales for our six owned Smith & Wollensky restaurants open for the full period averaged $8.2 million. Our cash investment for each of our Smith & Wollensky restaurants opened since 1997, net of landlord contributions, averaged approximately $7.2 million, excluding pre-opening costs. Our cash investment for our Smith & Wollensky restaurants, excluding our two largest units, net of landlord contributions, averaged approximately $5.1 million, excluding pre-opening costs.

COMMITMENT TO SUPERIOR QUALITY FOOD AND WINE

    The Company believes that a primary element of our appeal to our customers is our reputation for quality menus, the creative presentation of carefully prepared food and our extensive wine selection. To maintain our exacting standards, nationally renowned chef David Burke serves as our Corporate Executive Chef to oversee menu development and implementation and to monitor ongoing quality control at all of our restaurants. In addition, the Company employs a chef at each of our restaurants who ensures the quality of the food served and creates signature menu items unique to that restaurant. Our restaurants feature USDA prime grade beef, dry-aged on the premises, top-quality seafood and the highest quality ingredients available, purchased daily in local marketplaces. Each of our restaurants bakes some of their own bread on the premises and feature highly trained pastry chefs who prepare a range of traditional desserts and special confections.

    Our commitment to fine wines is evident in our extensive inventory for all of our restaurants of approximately 2,300 listings and an aggregate of over 102,000 bottles of wine. Each restaurant has its own wine steward, who is supported at the corporate management level by our wine department.

CAPITALIZE ON BRAND AWARENESS AND CUSTOMER LOYALTY

    The Company believes that our significant investment in marketing and advertising programs has contributed to what management believes is a national awareness of our Smith & Wollensky restaurants. Our marketing strategy is designed to build a regular customer base, enhance a stronger identity and name recognition for our Smith & Wollensky restaurants, and generate positive word-of-mouth advertising. The Company has implemented this strategy through the use of advertising, promotional activity and cross-marketing of our restaurants. The Company runs full-page advertisements in leading national publications, including THE NEW YORK TIMES, FORBES and FORTUNE. The Company also employs limited radio and cable television advertising. In addition, the Company holds creative promotional events such as "Wine Week," a popular semi-annual event, restaurant opening galas and concierge dinners.

PROVIDE EXCEPTIONAL CUSTOMER SERVICE

    The Company is committed to providing our customers attentive and professional service by employees trained to exceed guests' expectations. The Company believes that our brand recognition, high unit sales volume and high average checks enable us to attract talented managers, chefs and wait staff. Each restaurant is staffed with an experienced team of managers, kitchen personnel and wait staff, many of whom have a long tenure with us. Our general managers have at least 12 years of work experience in the restaurant industry. Restaurant personnel are instructed in areas of restaurant management, including food quality and preparation, wine selection, customer service and beverage service. In addition, our ability to offer opportunities for promotion and training by experienced managers enhances our recruiting and training efforts. The Company believes our low rate of employee turnover contributes to consistent quality and attentive customer service.

PROVIDE STRONG MANAGEMENT SUPPORT

    Our senior management team, comprised of Alan Stillman, James Dunn, Alan Mandel, David Terry and Eugene Byrne, has an average of 29 years of experience in the restaurant industry, has opened numerous restaurants and is highly experienced in the creation and implementation of restaurant concepts. This team is responsible for managing site selection, operations, systems design and implementation, staff hiring and training and administration. Alan Stillman, our Chief Executive Officer, who has been with us for over 20 years, has been creating restaurant concepts for over 30 years, including T.G.I. Friday's and our other restaurant concepts. James Dunn, our President and Chief Operating Officer, has over 20 years of experience operating restaurants, including responsibility for opening and operating five House of Blues, eight Hard Rock Cafe and three Chart House restaurants. Our restaurant general managers, most of whom are drawn from our restaurant personnel, have an average tenure with us of over 15 years, and all of them have worked in the restaurant industry for at least 12 years. In addition to our general managers, the Company currently employs approximately 200 restaurant managers and believes they will be a substantial source of managerial talent as the Company expands.

THE SMITH & WOLLENSKY CONCEPT

    The Smith & Wollensky concept, a dining experience that provides high quality entrees in an upscale environment, was started in 1977 with the opening of the first Smith & Wollensky restaurant in New York City. The Smith & Wollensky restaurant in New York typifies our approach and has been described by GOURMET as the "quintessential New York steakhouse." The essential elements of the Smith & Wollensky concept are:

CRITICALLY ACCLAIMED FOOD

    The Company strives to provide our customers with the best quality cuisine. To maintain our exacting standards and to provide continuity among all our restaurants, David Burke serves as our Corporate Executive Chef. Chef Burke is nationally recognized for his culinary talents. In 1996, he received the first Auggie Award from the Culinary Institute of America and was one of six recipients of the Robert Mondavi Culinary Award of Excellence. In 1997 he was named Chef of the Year by CHEF magazine and in 1998 he was named Chef of the Year by Vatel Club.

    Smith & Wollensky restaurants feature USDA prime grade beef served in generous portions. Unlike most other high-end restaurants, each Smith & Wollensky restaurant dry ages and butchers its beef on the premises. During this dry aging process, which takes three to four weeks to complete, the beef generally loses approximately 10% to 20% of its weight. Although the dry aging process is expensive and time consuming, the Company believes it produces a more flavorful and tender steak than alternative processes.

    Our menu also offers the highest quality seafood, including three- to thirteen-pound lobsters, fish, veal, lamb and poultry. Freshly baked bread is served as well. Complementing our substantial main courses, our dessert menu features traditional desserts such as cheesecake and carrot cake as well as other specialized confections prepared on location by our highly trained pastry chefs.

EXTENSIVE WINE SELECTION

    Fine wine is an integral part of the Smith & Wollensky dining experience. Smith & Wollensky restaurants boast an extensive wine inventory of over 72,000 bottles, and our Smith & Wollensky in New York, which has over 25,000 bottles of wine, received WINE SPECTATOR'S "Grand Award" each year from 1987 through 1994 and WINE SPECTATOR'S "Award of Excellence" from 1995 through 2000. Additionally, our Smith & Wollensky in New York won the Distinguished Restaurants of North America "DiRoNA Award" in 1992, given to restaurants in business for more than three years that exemplify the highest standards for food, beverage service and atmosphere. Our nationally acclaimed wine programs, such as "Wine Week," have been written about extensively by THE NEW YORK TIMES and WINE SPECTATOR.

DISTINCTIVE DESIGN AND DECOR

    The Company believes that a unique decor is essential to the creation of a fine dining experience for the customer. Each of our Smith & Wollensky restaurants has a decor that features hardwood floors, polished brass and dark wood accents and authentic folk-art from 1900-1940 Americana. Menus are presented under glass in stained wooden frames, while blackboards located around the dining rooms display signature menu items and daily specials. Each restaurant's exterior, complete with traditional awnings, incorporates Smith & Wollensky's signature green and white colors. In addition to the distinctive decor, our Smith & Wollensky restaurants feature a design layout that creates small dining areas and enhances efficiency. Our large square footage is broken into small areas that create a more private dining experience while maintaining a large seating capacity. In order to ensure the hottest food and most efficient service, each Smith & Wollensky restaurant has kitchens located on each floor. This flexible design allows us to close off sections of our restaurants, and thus reduce operating costs, during non-peak hours.

    The Company also offers customers a chance to view our chefs in action. Each Smith & Wollensky, other than the Philadelphia location, has a "kitchen table" in a glass-enclosed area inside of the main kitchen. Customers at the kitchen table can eat, drink wine and watch our expert chefs prepare dinner. Additionally, each of our Smith & Wollensky locations offers outdoor dining.

WOLLENSKY'S GRILL

    Most Smith & Wollensky's incorporate a Wollensky's Grill, a more informal alternative which offers menu selections similar to those offered at Smith & Wollensky in smaller, lower-priced portions, as well as hamburgers and sandwiches. Wollensky's Grill provides flexibility for Smith & Wollensky, and the two dining areas have the ability to expand and contract relative to one another to accommodate customer demand. Wollensky's Grill generally has a separate entrance and offers expanded late-night hours. A Wollensky's Grill typically seats up to 125 customers. In several locations the Wollensky's Grill menu is offered in addition to the Smith & Wollensky restaurant menu in the main dining room.

BANQUET FACILITIES

    All of our owned Smith & Wollensky restaurants have dedicated banquet facilities. These facilities host numerous events that generate higher per-person average checks than do our restaurants. In addition to these dedicated banquet facilities, all of our Smith & Wollensky restaurants have the capacity to host banquets and parties, and most of our Smith & Wollensky restaurant locations have separate banquet managers that coordinate these special events.

LOCATIONS.

    The following table sets forth information with respect to our Smith & Wollensky restaurant locations:

                                                                         APPROXIMATE
                                                              OPENING      SEATING
LOCATION                                                        YEAR      CAPACITY
--------                                                      --------   -----------
New York....................................................    1977         480
Miami.......................................................    1997         670
Chicago.....................................................    1998         610
New Orleans.................................................    1998         375
Las Vegas...................................................    1998         675
Washington, D.C.............................................    1999         510
Philadelphia................................................    2000         290

GROWTH STRATEGY

    Our objective is to leverage our experience in developing and operating high-end restaurants by expanding our Smith & Wollensky restaurant concept into new markets. At the same time, we plan to increase our existing restaurant operations as we build upon and increase what we believe is our reputation for providing an exceptional dining experience and high-quality food.

PURSUE DISCIPLINED RESTAURANT GROWTH IN NEW MARKETS.

    Opening Smith & Wollensky restaurants in new markets is the lead concept in our growth and expansion strategy. The Company expects to open one to two new Smith & Wollensky restaurants in 2002. The Company has begun construction on a 375 seat Smith & Wollensky in Columbus, Ohio, which is planned to open at the beginning of the third quarter. The Company expects to open three to four new Smith & Wollensky restaurants each year starting in 2003. To the extent the Company opens new restaurants in metropolitan areas that are smaller than our current locations, the plan is to utilize, but not be limited to, the Company's prototype model. The Company anticipates that those new restaurants that are smaller than our current locations will have fewer seats than our existing restaurants and would not incorporate a separate Wollensky's Grill. The prototype menu will consist of many of the items currently available at the Smith & Wollensky locations, such as steaks and chops, along with some of the selections available at our Wollensky's Grill, including hamburgers and sandwiches. As the Company opens new Smith & Wollensky restaurants, the Company intends to convey the concept of the New York-based restaurant in decor, menu and atmosphere, while maintaining a flexible and fresh design that can be readily adapted to accommodate particular geographic regions. Since December 1997, the Company has opened six new Smith & Wollensky restaurants in major metropolitan areas throughout the United States, including our most recent unit, which opened in June 2000 in Philadelphia. The Company is currently considering other sites but to date has not signed any formal documents committing to any locations, other than Columbus, Ohio. During 2001, we terminated a lease agreement for a 22,000 square foot site in Boston and are currently considering a smaller site in Boston as well as sites in other metropolitan areas.

    In general, we prefer to open our restaurants on attractive, high-profile sites near central business districts within larger metropolitan areas. Typically, prior to opening a new restaurant our management team carefully analyzes demographic information for each prospective site, such as visibility, traffic patterns, accessibility, parking facilities near the site, proximity to shopping areas, hotels, office towers or parks, tourist volume, local competition, gross revenues of such competition and average household income levels. After reviewing all of the relevant information, management will rate the cities appropriateness as a location for a high-end restaurant generally, and specifically, a Smith & Wollensky.

    The Company seeks long-term leases providing for substantial development or rent contributions from our landlords or real estate developers in exchange for a market-based minimum annual rent or a percentage of annual gross sales above a stipulated minimum. The Company also evaluates opportunities to purchase and renovate existing restaurant sites that satisfy our selection criteria. Use of such sites can significantly reduce construction costs, shorten the time required to open a new restaurant and increase the return on investment.

    The Company has developed a restaurant opening program and team designed to optimize the performance of our new restaurants. The team includes a general manager, training manager, purchasing manager, beverage manager and chef/kitchen manager. Restaurant managers typically complete a one to three month training program, and the senior managers of our established restaurants spend up to three months at each of the new restaurants in order to ensure quality control.

GROW AND DEVELOP EXISTING RESTAURANTS

    Since December 1997, we have opened six Smith & Wollensky restaurants. Our experience has shown that our restaurants take between 15 and 36 months to achieve expected company-wide targeted levels of performance. Our new restaurants are currently in various stages of the ramp-up phase, and we believe incremental revenue and restaurant level operating profitability can be realized from each of these restaurants as they continue to develop.

LEVERAGE CENTRALIZED OPERATIONS TO INCREASE PROFITABILITY

    We have established a central corporate infrastructure to manage our restaurants through which we seek to take advantage of volume discounts and the allocation of fixed costs over a larger revenue base. All of our restaurants report daily through a point-of-sale system which allows us to monitor our revenues, costs, inventory and other operating statistics. As we continue our expansion, we will seek to take advantage of even greater volume discounts.

EXPAND RETAIL OFFERINGS AND DEVELOP BRANDED MERCHANDISE

    We have developed a comprehensive merchandising strategy to reinforce and capitalize on what we believe is a distinctive upscale brand image built on the quality and name recognition of our Smith & Wollensky restaurants. At our Smith & Wollensky restaurants and on our website, we now offer selected products for sale under the Smith & Wollensky brand name, including custom steak knives, dry-aged steaks, steak sauces and cookbooks. Sales of items incorporating the Smith & Wollensky name will be subject to the payment of a royalty to St. James Associates.

UNIT ECONOMICS

    While we seek to develop high profile locations that create a distinctive dining experience, we are able to maintain unit operating margins due to high sales volumes coupled with effective cost controls. For the year ended
December 31, 2001, the average sales for our six owned Smith & Wollensky restaurants were $8.2 million. Sales for the year ended December 31, 2001 for the managed Smith & Wollensky restaurant in New York were $24.2 million, of which the Company received $556,000 as a management fee. For the year ended December 31, 2001, average sales for all of our nine owned restaurants open for the full period were $7.8 million. Our average cash investment, net of landlord contributions, was approximately $7.2 million for our six owned Smith & Wollensky restaurants opened since 1997, excluding pre-opening costs. Our cash investment for our Smith & Wollensky restaurants, excluding our two largest units, net of landlord contributions, averaged approximately $5.1 million, excluding pre-opening costs. We expect that in the future our cash investment, net of landlord contributions will range from $2.0 million to $5.0 million per unit excluding pre-opening costs.

OUR OTHER RESTAURANT CONCEPTS

    In addition to Smith & Wollensky, we have developed several other restaurant concepts.

    The following table sets forth information with respect to our other restaurant concepts, which are located in New York City, except where noted:

                                                              OPENING      APPROXIMATE
LOCATION                                                        YEAR     SEATING CAPACITY
--------                                                      --------   ----------------
The Post House..............................................    1980            175
The Manhattan Ocean Club....................................    1984            235
Cite........................................................    1989            375
Park Avenue Cafe:
  --New York................................................    1992            210
  --Chicago (1).............................................    1994            460
Maloney & Porcelli..........................................    1996            410
ONEc.p.s....................................................    2000            190

------------------------

(1) Includes Mrs. Parks Tavern

MARKETING, ADVERTISING AND PROMOTIONS

    For the past 20 years, the goal of our marketing strategy has been to build a loyal customer base, to enhance what we believe is the strong identity and name recognition of our restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. In order to attract new customers, we focus primarily on print advertising, but also employ limited radio and television advertising. We achieve national as well as local exposure through our print campaign.

    We believe that our commitment to advertising sets us apart from other upscale restaurants, and that our advertising expenditures are substantially greater than that of comparable high-end restaurants. We also take advantage of opportunities to cross-promote our restaurants by publishing advertisements and marketing materials featuring all of our restaurants as a group.

    Not only do we advertise directly to the general public, but we also offer specific customer services that have the potential for repeated referrals. Our restaurants host parties for the concierges of nearby hotels that are designed to enhance each restaurant's name recognition and reputation for quality and service, thereby encouraging concierge recommendations. Additionally, our wait staff selectively provides complimentary food and drinks to customers, further developing customer loyalty.

    We are continually strengthening our name recognition and brand identity, particularly in new markets. In conjunction with restaurant openings, we host dinners, lunches and cocktail parties for various civic, philanthropic and charitable organizations.

    We also host Wine Week, which we started in 1986. Wine Week has evolved into "National Wine Weeks" which we hold twice a year, usually in September and March. Our restaurants sponsor wine tastings at lunch each day for the entire week where wine makers are invited to represent their wineries and to serve and discuss their wines with customers. We believe these events enhance our restaurants' reputations for dedication to maintaining superior quality wine lists. Our other promotions include cigar or scotch events as well as dinners hosted by nationally renowned chefs. We believe that our promotions build customer loyalty and increase future sales at our restaurants.

RESTAURANT OPERATIONS AND MANAGEMENT

    We believe that our high unit sales volume and portfolio of concepts allow us to attract, compensate and maintain high-quality, experienced restaurant management and personnel. We believe we have a low rate of staff turnover for the restaurant industry. Professional, efficient and attentive service is integral to our overall success. Each of our restaurants is operated as an independent facility with each restaurant's general manager exercising discretion and playing a key role in its success. The general managers in our restaurants have an average tenure with us of over 15 years. During training, restaurant personnel are instructed in areas of restaurant management, including food quality and preparation, wine selection, customer service, beverage service, quality and cost controls and employee relations. Restaurant general managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure that we will provide uniform operations in each of our restaurants, consistently high-quality products and service and proper accounting for restaurant operations.

    We have developed a restaurant opening program and team designed to optimize the performance of our new restaurants. The team includes a general manager, training manager, purchasing manager, beverage manager and chef/kitchen manager. Restaurant managers typically complete a one to three month training program, and the senior managers of our established restaurants spend up to three months at each of the new restaurants in order to ensure quality control. Management believes it is imperative for new managers to spend much of their training period side by side with managers in existing operations in order to gain critical insight into day to day operations and overall management philosophy. The director of operations and the local restaurant manager interview all staff on site. Chefs are brought to an established unit for training prior to an opening, and periodically are given the opportunity to work at other locations under the supervision of our award-winning chefs. The director of management information systems typically stays at each new location until all accounting and management information systems are fully operational. We also coordinate our marketing, advertising and promotional program to support new restaurant openings while at the same time building national brand recognition.

    New wait staff at our restaurants participate in approximately three weeks of training during which time they work under the close supervision of the restaurant's management. Wait staff are trained and tested on proper service technique, wine and food knowledge, customer satisfaction and point-of-sale system usage.

PURCHASING

    Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire food products and related items from reliable sources in accordance with our specifications. To ensure continuity of pricing and quality throughout all of our restaurants, we maintain on-premise stewards at each restaurant who are supported by a corporate purchasing department.

    We attempt to maintain a consistent food and beverage cost as a percentage of sales through a variety of means. We have gained a great knowledge of trends and fluctuations in the pricing of our key commodities based on our 24 years of experience. While we do not believe most market conditions warrant purchasing long-term pricing contracts on our primary items, we do consistently contract or lock into appropriate volume commitments. We lock pricing and volume availability on key items such as beef and shrimp, which represent the largest percentage of our food cost. Although we do not have a single source of supply for any particular food item and we believe that adequate alternative sources of supply are readily available, these alternative sources might not provide as favorable terms to us as our current suppliers when viewed on a long-term basis. In addition, we believe we are able to achieve cost savings through purchasing restaurant items such as glass, china, silver, utensils and similar items and equipment and some food items for all restaurants from the same suppliers.

    Each of our restaurants also has an in-store beverage manager and wine steward who is supported by our corporate wine department. The majority of our wine is purchased in local markets by the wine steward at each individual restaurant in order to tailor wine selections to customer preferences, market availability and menu/wine pairing. We have several national programs with wineries creating pricing programs to support local purchasing.

    We devote considerable attention to controlling food costs. We make use of information technology and each of our restaurants' point-of-sale system, providing us with precise information on daily sales and inventory needs, thus reducing our need to carry large quantities of food inventory. This cost management system is complemented by our ability to obtain volume-based discounts. Additionally, as we open additional restaurants, we expect to be able to take further advantage of volume discounts and other cost savings.

MANAGEMENT ARRANGEMENTS

    Pursuant to our management arrangements, we provide new restaurant concept design, construction, staff training, menu development, administration, managerial and operating services to the restaurants we manage.

    SMITH & WOLLENSKY. We manage the Smith & Wollensky restaurant in New York pursuant to a management agreement with St. James Associates. The agreement continues until terminated by the parties in accordance with the terms of the agreement described below. Pursuant to the management agreement, we provide management services to the Smith & Wollensky restaurant in New York in exchange for a fee of 2.3% of all restaurant sales. Smith & Wollensky Operating Corp., an entity controlled by Mr. Stillman, is one of the two general partners, and is also a limited partner of St. James Associates. The other general partner may terminate the agreement if we fail to manage and market the restaurant in the same manner as has been done since the opening of the restaurant in 1977, and do not cure any failure to do so within 30 days after notice from the other general partner. In addition, the other general partner may terminate the agreement if we fail to prepare and deliver financial statements to St. James Associates each month, and do not cure any failure to do so within three days after notice from the other general partner. Additionally, under the terms of the agreement, the other partner of St. James Associates may terminate the agreement and replace us with any person, firm or corporation chosen by the other general partner, if we cease to be operated and directed by Mr. Stillman, whether by death, incapacity, retirement or otherwise and if within 60 days of receipt by St. James Associates of financial statements indicating that restaurant sales, available funds or gross profit margins fall below defined levels. The levels for any quarter that are set by the agreement in that event are restaurant sales less than $5.3 million, available funds less than $1.4 million, or gross profit margins less than 70%. The levels for any trailing four quarters that are set by the agreement in that event are restaurant sales less than $25 million, available funds less than $7 million, or gross profit margins less than 72%. The other general partner of St. James Associates can also terminate the agreement if there is a sale of the restaurant or of all of the partnership interests in St. James Associates. These termination rights do not include the right to terminate the trade name license.

    THE POST HOUSE. We manage The Post House in the Lowell Hotel, and the food and beverage service for the Lowell Hotel, pursuant to a written restaurant management agreement. The agreement expires on January 23, 2003. Pursuant to The Post House agreement, we provide operating services for The Post House in exchange for a fee of 6.0% of gross revenues of The Post House. The Post House agreement may be terminated by either party upon one year's notice. Additionally, The Post House agreement may be terminated by the owners under some circumstances upon notice to us, including if we are adjudicated bankrupt or insolvent, upon 30 days notice to us if there is a sale of the restaurant, upon six months notice to us if the owner enters into a joint venture in the operation of the restaurant with a third party, or if the owner enters into certain financing arrangements. In addition, if we, or any of our successors cease, substantially to perform our duties and responsibilities (including maintaining the current general atmosphere and administering cost controls) under this agreement to the owners' satisfaction in their sole and absolute discretion, or if we materially injure the owner's reputation or business, the owner may terminate upon 30 days notice.

    MALONEY & PORCELLI. We manage Maloney & Porcelli in New York pursuant to a written restaurant management agreement. The agreement continues so long as the tenant occupies the premises for the operation of a restaurant. We own the rights to the name Maloney & Porcelli and can use the name anywhere outside of a five mile radius of the New York Maloney & Porcelli. We are not obligated to pay a royalty or fee outside of New York. We paid $1.5 million for the right to provide management services to Maloney & Porcelli, for which we receive a fee of 3.0% of all restaurant sales, plus a sum equal to the lesser of (i) 50% of operating cash flow or (ii) cash flow minus sums to be retained by the owner of Maloney & Porcelli pursuant to the Maloney & Porcelli agreement. The amounts to be retained by Maloney & Porcelli increase from $300,000 in 1999, to $360,000 in years 2000 through 2003 and to $480,000 in 2004 and each year thereafter until 2011. The Maloney & Porcelli agreement grants us the right to manage Maloney & Porcelli so long as its owner occupies the premises for the operation of a restaurant. The Maloney & Porcelli agreement may be terminated by the owner upon 30 days notice to us of certain defaults, including our failure to perform our duties and responsibilities under the agreement, gross negligence, reckless disregard of the interests of the owner, violations of law which materially injure the business of the restaurant or the reputation of the owner, or our failure to pay the amounts to be retained by the owner as described above. We have an option to purchase all of the assets of Maloney & Porcelli at any time before July 1, 2002, at a price of $8.5 million, with the amount increasing by $1.0 million each year thereafter up to a maximum amount of $10.5 million at any time on or after June 30, 2004 until 2011, subject to the owner's right to preempt the purchase option by paying us an amount equal to the scheduled purchase price. Additionally, we have a right of first refusal, should the owner receive an offer to sell Maloney & Porcelli.

    PARK AVENUE CAFE IN CHICAGO. We also operate the Park Avenue Cafe in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago pursuant to a written sub-management agreement. The sub-management agreement expires on the earlier of December 31, 2004 or the termination of the hotel management agreement between the owner of the Doubletree Hotel, Chicago HSR Limited Partnership and Doubletree Partners, which expires on December 31, 2010. We receive a fee of
(a) 1.5% of the total revenue of the food and beverage department, plus
(b) 17.5% of the profits of the food and beverage department in excess of scheduled financial targets, plus (c) 5.0% of hotel profits in excess of scheduled financial targets. Either party may terminate the sub-management agreement if specified financial conditions are not met. Doubletree Partners may terminate the sub-management agreement upon 30 days notice if our beneficial ownership interests are transferred to any entity which is not owned more than 20% by Alan Stillman and of which Alan Stillman himself is not the Chief Executive Officer. We were in default with respect to this requirement subsequent to our May 23, 2001 IPO. This default could result in a termination of this sub-management agreement, which would result in the loss of any further management fee income from the Doubletree Hotel, which could have an adverse effect on our financial condition and results of operations. In addition, Doubletree Partners may terminate the agreement if we fail to allow the Doubletree Hotel to use the names "Park Avenue Cafe" and "Mrs. Park's Tavern," if we fail to make a payment under the agreement after 10 days notice, if we are otherwise in default of our obligations under the agreement after 30 days notice, or if we are subject to certain events of bankruptcy or insolvency.

    ONEC.P.S. We are the guarantor of a management agreement between Plaza Operating Partners, Ltd., and Parade 59 Restaurant, LLC, an entity we control. The agreement expires on September 12, 2010. Pursuant to the ONEc.p.s. management agreement, we manage the ONEc.p.s. restaurant located in the Plaza Hotel, New York. We paid $500,000 for the right to provide these management services, for which we receive a base management fee of 4% of the gross revenues recognized from the services provided at ONEc.p.s. plus an additional fee of 50% of the restaurant's cash flows, as reduced by the repayment of project costs and working capital contributions. The base management fee is payable on a current basis only to the extent there is sufficient cash flow after all operating expenses have been accrued. To the extent that there is not sufficient cash flow, payment of the base management fee is carried forward without interest from one year to the next, but the owner of the restaurant has no liability for such non-payment. The ONEc.p.s. agreement may be terminated by Plaza Operating Partners at any time immediately upon notice to us, due to the fact that pre-opening costs exceeded $5.25 million, although Plaza Operating Partners has indicated to us that they do not have any present intention to terminate the management agreement. We are currently in negotiations with Plaza Operating Partners to amend this agreement. Termination of the management agreement would result in the loss of any further management fee income from ONEc.p.s., which could have an adverse effect on our financial condition and results of operations. In addition, if the funds in the working capital account have been expended, and insufficient funds exist to pay operating expenses, the agreement may be terminated by either party upon notice. Plaza Operating Partners may also terminate the agreement if we fail to achieve applicable performance goals, if we are subject to certain events of bankruptcy or insolvency, if the individual who directs the daily operations of the tenant or has overall control and decision making authority of the tenant is replaced other than in the ordinary course of business or in connection with the merger, consolidation or other transfer of any direct or indirect interest in the tenant, or at any time upon 90 days notice to us and the payment of a fee to us.

MANAGEMENT INFORMATION SYSTEMS

    We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems. We collect sales and related information daily from each restaurant and we provide restaurant managers with operating statements for their respective locations. We connect point-of-sale systems in individual restaurants via secured data network to a central data repository in the corporate office and upgrade such point-of-sale systems to facilitate the on-line downloading and constant monitoring of financial information.

COMPETITION

    The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, customer service, ambience, location and overall dining experience. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, the cost and availability of raw material and labor, purchasing power, governmental regulations and local competitive factors. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and restaurant level employees.

GOVERNMENT REGULATION

    Our business is subject to extensive federal, state and local government regulations, including regulations relating to alcoholic beverage control, the preparation and sale of food, public health and safety, sanitation, building, zoning and fire codes. A significant percentage of the revenues of each of the restaurants we own or manage are attributable to the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor and/or beer and wine, and each restaurant has food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

    We are subject, in some states, to "dram shop" statutes which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person and we carry liquor liability coverage as part of its existing comprehensive general liability insurance. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations.

    We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various state laws governing such matters as minimum wages, overtime, tip credits and other working conditions. A significant number of our hourly personnel are paid at rates related to the federal minimum wage. In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment.

EMPLOYEES

    As of December 31, 2001 the Company had 1,194 employees. Of these, 48 were employed in our office facilities. In our restaurants, the Company had 1,146 employees, including 237 managers and administrators at the restaurants. Management believes our relationships with our employees are excellent.

ITEM 2. PROPERTIES

PROPERTIES

    The Company leases restaurant and office facilities and real property under operating leases. Restaurant and office facilities lease terms, including renewal options range, from 5 to 23 years through 2024. The Company's leases provide for renewal options for terms ranging from five to ten years. The restaurant leases provide for minimum annual rent and certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. As of December 31, 2001, our future minimum lease payments of our headquarters and restaurants are as follows: 2002--$4.8 million; 2003--$5.1 million; 2004--$5.3 and thereafter--$66.7 million.

    All of our owned restaurants are located in space leased or owned by us as set forth below:

                                                                                                        YEAR OF
                                                                                           YEAR OF     EXPIRATION
                                                                           APPROXIMATE    EXPIRATION     IF ALL
                                                                              SQUARE      OF INITIAL    OPTIONS
RESTAURANT                                    LOCATION                       FOOTAGE         TERM      EXERCISED
----------                 ----------------------------------------------  ------------   ----------   ----------
Smith & Wollensky          1 Washington Avenue, Miami, FL                     23,700
                           318 North State Street, Chicago, IL                23,500         2005         2025
                           1009 Poydras Street, New Orleans, LA(1)            16,700         2012         2022
                           3767 Las Vegas Blvd., Las Vegas, NV                30,000         2018         2058
                           1112 19th Street, Washington, D.C.                 20,000         2014         2024
                           210 W. Rittenhouse Square, Philadelphia, PA         9,700         2010         2020
Maloney & Porcelli(2)      601 Pennsylvania Avenue, N.W., North
                           Building, Washington, D.C.                         10,000         2009         2019
Park Avenue Cafe           100 E. 63rd Street, NY                             11,000         2006         2016
Cite                       120 W. 51st Street, NY                             13,000         2009         2009
The Manhattan Ocean Club   57 W. 58th Street, NY                              12,000         2003         2013

------------------------------
(1)   The Company owns this location.

(2) This location was closed in January 2001. On January 31, 2002, the Company signed a lease termination agreement with the landlord of this location reducing its remaining obligation under the terms of the lease to January 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. FOURTH QUARTER STOCKHOLDERS VOTES

    None.

                                    PART II

ITEM 5. MARKET INFORMATION

    Our common stock began trading on the Nasdaq National Market under the symbol SWRG on May 23, 2001. Prior to that time, there was no trading market for our common stock. The following table sets forth for the periods indicated the high and low closing sales price of our common stock on the Nasdaq National Market.

    FISCAL YEAR ENDED DECEMBER 31, 2001:

                                                                HIGH       LOW
                                                                ----     --------
Second Quarter (Starting May 24, 2001)......................   $8.00      $5.47
Third Quarter...............................................   $6.75      $3.00
Fourth Quarter..............................................   $4.20      $3.17

    Since our initial public offering in May 2001, the Company has not declared or paid any cash dividends on our common stock. The Company currently intends to retain all earnings for the operation and expansion of our business and does not anticipate paying any cash dividends in the foreseeable future. There were approximately 1,000 holders of record of our common stock at March 26, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

    The Consolidated Statement of Operations Data for each of the years in the five-year period ended December 31, 2001 and the Balance Sheet Data as of December 31, 2001, January 1, 2001, January 3, 2000, December 28, 1998 and December 29, 1997 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               FISCAL YEAR (1)
                                          ---------------------------------------------------------
                                            2001        2000        1999        1998        1997
                                          ---------   ---------   ---------   ---------   ---------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Owned restaurant sales..................  $  70,619   $  81,463   $  69,835   $  42,521   $  26,582
Income from owned restaurant
  operations (2)........................      5,433       4,862       7,077       2,553       3,907
Management fee income...................      2,433       3,060       2,928       2,968       1,901
Income from owned and managed
  restaurants...........................      7,866       7,922      10,005       5,521       5,808
Operating income (loss).................     (2,152)     (1,524)      1,603      (1,436)       (146)
Loss before income taxes................     (3,259)     (4,578)       (588)     (1,873)       (477)
Net loss before extraordinary item......     (3,494)     (4,886)     (1,120)     (2,445)       (960)
Extraordinary item, net of tax
  benefit...............................       (801)         --          --          --          --
Net loss................................     (4,295)     (4,886)     (1,120)     (2,445)       (960)
Accrual of dividends and amortization of
  issuance costs on preferred shares....       (620)     (1,488)     (1,487)     (1,487)       (248)
Net loss applicable to common shares
  (3)...................................  $  (4,915)  $  (6,374)  $  (2,607)  $  (3,932)  $  (1,208)
Net loss applicable to common share
  basic and diluted before extraordinary
  item..................................  $   (0.60)  $   (2.07)  $   (0.85)  $   (1.28)  $   (0.51)
Extraordinary loss on early retirement
  of debt, net of tax benefit...........  $   (0.12)         --          --          --          --
Net loss applicable to common shares
  (3)...................................  $   (0.72)  $   (2.07)  $   (0.85)  $   (1.28)  $   (0.51)
Weighted average shares used in
  computing net loss per share, basic
  and diluted (3).......................  6,903,905   3,083,930   3,083,930   3,079,704   2,378,092

                                                                      FISCAL YEAR (1)
                                                    ----------------------------------------------------
                                                      2001       2000       1999       1998       1997
                                                    --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
  Cash............................................  $ 4,561     $  370     $2,017    $    --    $ 9,638
  Total assets....................................   71,098     63,377     64,310     58,376     44,347
  Long-term debt, including current portion.......    2,065     24,135     24,070     17,104      3,515
  Convertible redeemable preferred stock (5)(6)...       --     24,090     22,602     21,115     19,628
  Total stockholders' equity (4)..................   56,584      1,065      7,439      9,496     13,177

OTHER DATA:
  Average owned restaurant sales for units open
    for entire period.............................  $ 7,838     $9,574     $9,510    $ 8,544    $ 8,738
  Number of owned restaurants at end of period
    (7)...........................................        9         10          8          7          4
  Number of managed restaurants at end of
    period........................................        5          5          4          4          4
  Total of owned and managed restaurants at end of
    Period (7)....................................       14         15         12         11          8
  Comparable owned restaurants sales increase
    (decrease)(8).................................    (13.8%)      8.4%       5.2%       3.0%       4.9%
  EBITDA (9)......................................  $ 1,567     $2,143     $4,759    $   408    $   789
Cash flows provided by (used in):
  Operating activities............................  $(2,660)    $3,621     $  843    $  (781)   $ 1,696
  Investing activities............................   (6,320)    (5,254)    (6,303)   (22,697)   (13,455)
  Financing activities............................   13,171        (14)     7,477     13,840     19,848

------------------------

(1) Fiscal 1999 consisted of a 53-week period. All other fiscal years consisted of 52-week periods. All numbers in tables and footnotes are presented in thousands, except shares and per share/unit amounts.

(2) During the fourth quarter of fiscal 2000 the Company recorded a pre-tax charge of $2,423 representing the write-down of property and equipment and certain other assets and accrual of certain lease exit costs associated with the closure of the Maloney & Porcelli unit in Washington, D.C. In fiscal 2001 a pre-tax charge of $67 was recorded relating to the terms of the Lease Termination Agreement.

(3) Net loss applicable to common shares includes the net loss and the total of the accrued dividends on preferred shares and the amortization of issuance costs on preferred shares.

(4) Membership units were outstanding from January 1, 1996 through October 31, 1997. All net loss per share information has been adjusted for a three for two membership unit split and the conversion of membership units into shares of common stock on October 31, 1997.

(5) All outstanding shares of preferred stock automatically converted to shares of common stock upon the completion of the IPO. Prior to giving effect to the 2-for-3 reverse stock split of the Company's common stock, the preferred stock was convertible on a share for share basis.

(6) In 1997, the Company received proceeds of $19,400 from the issuance of 2,172,794 shares of convertible preferred stock. Part of these proceeds were used for the construction of the units built in 1997 and 1998.

(7) For fiscal 2000, includes the Maloney & Porcelli unit in Washington, D.C. which was opened in January 2000 and closed in January 2001, but the pre-tax charge associated with the closing of the restaurant was recorded in the fourth quarter of 2000.

(8) In calculating comparable restaurant sales, the Company introduces a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months. Since 1999 was a 53-week fiscal year and 2001, 2000, 1998 and 1997 were 52-week fiscal years, the Company calculated comparable restaurant sales for those years on an average weekly basis.

(9) EBITDA represents net income (loss) before interest expense--net of interest income, income taxes and restaurant level depreciation and amortization and corporate level depreciation and amortization which is included in general and administrative expenses. EBITDA should not be construed as (a) an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or (b) an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. EBITDA as calculated by us may be calculated differently than EBITDA for other companies. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA does not take into account our debt service requirements, capital expansion, and other commitments and, accordingly, is not necessarily indicative of amounts available for the payment of dividends, reinvestment, or other discretionary uses.

ITEM (7) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, "THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.", THE "COMPANY", "WE", "US", OR "OUR" REFERS TO THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND ITS SUBSIDIARIES AND PREDECESSOR ENTITIES. REFERENCES CONTAINED HEREIN TO FISCAL 2001, FISCAL 2000, AND FISCAL 1999 MEAN THE FISCAL YEARS ENDED DECEMBER 31, 2001, JANUARY 1, 2001 AND JANUARY 3, 2000 RESPECTIVELY. THIS ANNUAL REPORT ON FORM 10-K (THE
"FORM 10-K") CONTAINS VARIOUS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS, WRITTEN, ORAL, OR OTHERWISE MADE, REPRESENT THE COMPANY'S EXPECTATION OR BELIEF CONCERNING FUTURE EVENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "THINKS", "ANTICIPATES", "PLANS", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". ACCORDINGLY, SUCH FORWARD-LOOKING STATEMENTS DO NOT PURPORT TO BE PREDICTIONS OF FUTURE EVENTS OR CIRCUMSTANCES AND THEREFORE THERE CAN BE NO ASSURANCE THAT ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS FORM 10-K WILL PROVE TO BE ACCURATE.

GENERAL

    As of December 31, 2001, the Company operated 14 high-end, high volume upscale restaurants in the United States. We believe that the particularly large size of the markets we entered warranted investment in restaurants with seating capacities from 290 to 675. We currently expect to open one to two new Smith & Wollensky restaurants in 2002. The Company has begun construction on a 375 seat Smith & Wollensky in Columbus, Ohio, which is planned to open at the beginning of the third quarter. We plan to open three to four new Smith & Wollensky restaurants each year starting in 2003. To the extent we open new restaurants in metropolitan areas that are smaller than our current locations, the plan is to utilize but not be limited to our prototype model, which would have fewer seats than our existing restaurants. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening expenses.

    As a result of our recent expansion, period to period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of operations. Average sales for our nine owned units open for all of 2001 was $7.8 million. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for

15 months. Because 1999 was a 53-week fiscal year and 2001 and 2000 were 52-week fiscal years, we calculated comparable restaurant sales on a weekly average for each fiscal year.

    Pursuant to management contracts and arrangements, we operate, but do not own, the original Smith & Wollensky, Maloney & Porcelli, The Post House and ONEc.p.s. restaurants in New York and the Park Avenue Cafe in Chicago.

    Owned restaurant sales include gross sales less sales taxes and other discounts. Cost of owned restaurant sales include food and beverage costs, salaries and related benefits, restaurant operating expenses, occupancy and related expenses, marketing and promotional expenses and restaurant level depreciation and amortization. Salaries and related benefits include components of restaurant labor, including direct hourly and management wages, bonus, fringe benefits and related payroll taxes. Restaurant operating expenses include operating supplies, utilities, maintenance and repairs and other operating expenses. Occupancy and related expenses include rent, real estate taxes and other occupancy costs.

    Management fee income relates to fees that we receive from our managed units. These fees are based on a percentage of sales from the managed units, ranging from 1.5% to 6.0%. Management fee income also includes fees from Maloney & Porcelli equal to 50% of the unit's net operating cash flow generated during each fiscal year, provided that the Maloney & Porcelli owner receives a minimum amount per year ranging from $360,000 to $480,000. Management fee income from Mrs. Park's Tavern is based on revenue of the food and beverage department of the Doubletree Hotel, pursuant to the terms of our management agreement with Doubletree Partners, the contract manager. Management fee income from ONEc.p.s. is equal to between 40% and 50% of the restaurant's cash flows, as reduced by the repayment of project costs and working capital contributions pursuant to the terms of our management agreement with Plaza Operating Partners.

    General and administrative expenses include all corporate and administrative functions that support existing owned and managed operations and provide infrastructure to facilitate our growth. General and administrative expenses are comprised of management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent and professional and consulting fees. Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses. General and administrative expenses also include the depreciation of corporate-level property and equipment and the amortization of corporate intangible assets, such as goodwill, licensing agreements and management contracts.

    Royalty expense represents fees paid, pursuant to the licensing agreement with St. James Associates, based upon 2.0% of sales for restaurants utilizing the Smith & Wollensky name.

    Wherever we refer to a particular year, we refer to our 52- or 53-week fiscal year ending on the Monday nearest December 31, unless otherwise noted. Fiscal years ended December 31, 2001 and January 1, 2001 each consisted of 52-week periods. The fiscal year ended January 3, 2000 consisted of a 53-week period.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

    On an on-going basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, income taxes, income tax valuation allowances and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

    The Company believes the following critical accounting policies require it to make significant judgments and estimates in the preparation of its consolidated financial statements:

    Revenue recognition: Sales from owned restaurants are recognized as revenue at the point of the delivery of meals and services. Management fee income is recognized as the related management fee is earned, pursuant to the respective agreements.

    Allowance for doubtful accounts: Substantially all of the Company's accounts receivable are due from companies with good historical track records. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. The Company recorded bad debt expenses of $391,000 and $88,000 in 2001 and 2000, respectively. These charges in 2001 were much higher than historical levels and were primarily related to one of the Company's management contracts due to the changes in economic conditions since the contract's inception in fiscal 2000. The Company also analyzes the collection history and financial condition of its other customers considering current economic conditions and determines whether an additional allowance needs to be established.

    When the Company determines that the carrying value of intangibles or goodwill may not be recoverable it measures any impairment by its ability to recover the carrying amount of the assets from expected future operating cash flow on a discounted basis. Net intangible assets and goodwill amounted to $11.5 million and $12.1 million as of December 31, 2001 and January 1, 2001, respectively.

    For a detailed discussion on the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements" in Item 14 on Form 10-K, beginning on page F-8. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

    Our operating results were as follows:

                                                                           FISCAL
                                            ---------------------------------------------------------------------
                                                   2001                     2000                     1999
                                            -------------------      -------------------      -------------------
                                                                   (DOLLARS IN THOUSANDS)
Consolidated Statement of Operations Data:
  Owned restaurant sales..................  $70,619     100.0%       $81,463     100.0%       $69,835     100.0%
  Cost of owned restaurant sales:
    Food and beverage costs...............   20,684      29.3         24,390      30.0         20,896      29.9
    Salaries and related benefit
      expenses............................   21,408      30.3         24,728      30.4         20,826      29.8
    Restaurant operating expenses.........   11,073      15.7         12,147      14.9         10,246      14.7
    Occupancy and related expenses........    5,297       7.5          5,730       7.0          4,812       6.9
    Marketing and promotional expenses....    3,359       4.8          4,154       5.1          3,428       4.9
    Depreciation and amortization.........    3,015       4.3          3,029       3.7          2,550       3.7
    Charge to close owned restaurant......       67       0.1          2,423       3.0             --        --
    Write-off of site development costs...      283       0.4             --        --             --        --
                                            -------     -----        -------     -----        -------     -----
  Total cost of owned restaurant sales....   65,186      92.4         76,601      94.1         62,758      89.9
                                            -------     -----        -------     -----        -------     -----
  Income from owned restaurant
    operations............................    5,433       7.6          4,862       5.9          7,077      10.1
  Management fee income...................    2,433       3.5          3,060       3.8          2,928       4.2
                                            -------     -----        -------     -----        -------     -----
  Income from owned and managed
    restaurants...........................    7,866      11.1          7,922       9.7         10,005      14.3
  General and administrative expenses.....    8,751      12.4          8,399      10.3          7,120      10.2
  Royalty expense.........................      967       1.4          1,047       1.3            778       1.1
  Reserve on receivable from managed
    restaurants...........................      300       0.4             --        --             --        --
  Write-off of offering and financing
    costs.................................       --        --             --        --            504       0.7
                                            -------     -----        -------     -----        -------     -----
  Operating income (loss).................   (2,152)     (3.1)        (1,524)     (1.9)         1,603       2.3
  Interest expense, net...................   (1,107)     (1.6)        (3,054)     (3.7)        (2,191)     (3.1)
                                            -------     -----        -------     -----        -------     -----
  Loss before provision for income
    taxes.................................   (3,259)     (4.7)        (4,578)     (5.6)          (588)     (0.8)
  Provision for income taxes..............      235       0.3            308       0.4            532       0.8
                                            -------     -----        -------     -----        -------     -----
  Loss before extraordinary item, net of
    tax benefit...........................   (3,494)     (5.0)        (4,886)     (6.0)        (1,120)     (1.6)
  Extraordinary loss on early retirement
    of debt...............................     (801)     (1.1)            --        --             --        --
                                            -------     -----        -------     -----        -------     -----
  Net loss................................  $(4,295)     (6.1)%      $(4,886)     (6.0)%      $(1,120)     (1.6)%
                                            =======     =====        =======     =====        =======     =====

2001 COMPARED TO 2000

    OWNED RESTAURANT SALES. Owned restaurant sales decreased $10.9 million, or 13.4%, to $70.6 million in 2001 from $81.5 million in 2000. The decrease in restaurant sales was due to a $1.7 million decrease in sales from the Maloney & Porcelli in Washington, D.C. which closed in January 2001, and a $10.6 million or 13.8% decrease in sales for our comparable owned units open for these entire periods. This decrease was primarily a result of a decrease in sales for our three owned New York units, resulting from a significant economic slowdown, and the Smith and Wollensky restaurant in Chicago, whose sales were affected by major road construction that was in close proximity to the property. To a lesser extent, our other Smith & Wollensky locations were impacted by the national economic slowdown, and a company wide business disruption caused by the tragic events of

September 11, 2001. The decrease in total sales for the year was partially offset by the increase in sales of $1.4 million at the Smith & Wollensky in Philadelphia, which opened in June 2000.

    FOOD AND BEVERAGE COSTS. Food and beverage costs decreased $3.7 million to $20.7 million in 2001 from $24.4 million in 2000. Food and beverage costs as a percent of owned restaurant sales decreased to 29.3% in 2001 from 30.0% in 2000, primarily due to cost efficiencies achieved at the two newer units, the Smith & Wollensky restaurants in Washington D.C. and Philadelphia, resulting in food and beverage costs as a percent of owned restaurant sales that are more comparable to mature unit results, and to a lesser extent, the reduction in costs due to the closing of the Maloney & Porcelli restaurant in Washington, D.C. in January 2001.

    SALARIES AND RELATED BENEFITS. Salaries and related benefits decreased
$3.3 million to $21.4 million in 2001 from $24.7 million in 2000. Salaries and related benefits as a percent of owned restaurant sales decreased to 30.3% in 2001 from 30.4% in 2000. The decrease in salaries and related benefits was due to a $1.3 million decrease resulting from the closing of the Maloney & Porcelli restaurant in Washington, D.C. in January 2001, from the cost efficiencies achieved at several of the units for 2001 and the additional staffing required to support the June 2000 opening of the Smith & Wollensky unit in Philadelphia.

    RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased
$1.1 million to $11.0 million in 2001 from $12.1 million in 2000. The decrease primarily related to the decrease in certain restaurant operating expenses, including operating supplies and credit card charges that related to the reduction in sales volume, and to a lesser extent, the higher operating costs associated with the opening of two units in 2000. This decrease was partially offset by an increase in utility costs in 2001. Restaurant operating expenses as a percent of owned restaurant sales increased to 15.7% for 2001 from 14.9% in 2000 as a result of the overall decrease in sales volume.

    OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses decreased $433,000 to $5.3 million in 2001 from $5.7 million in 2000. The decrease was primarily due to the closing of the Maloney & Porcelli restaurant in Washington, D.C. in January 2001 and a reduction in percentage of sales rent at certain locations. Occupancy and related expenses as a percent of owned restaurant sales increased to 7.5% in 2001 from 7.0% in 2000 due to fixed minimum rent paid over a decreasing revenue base.

    MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased $795,000 to $3.4 million in 2001 from $4.2 million in 2000. Marketing and promotional expenses as a percent of owned restaurant sales decreased to 4.8% in 2001 from 5.1% in 2000, due to a decrease in print advertisements and a reduction in advertising rates.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained constant at $3.0 million in 2001 and 2000, respectively.

    CHARGE TO CLOSE OWNED RESTAURANT. In the fourth quarter of 2000, the Company closed the Maloney & Porcelli unit in Washington, D.C. and recorded a pretax charge of $2.4 million, which included an accrual of $322,000 relating to lease exist costs associated with the closure. In the third quarter of 2001, as a result of the difficult economic conditions, exacerbated by the terrorist acts on September 11, 2001 in New York and Washington, D.C. the Company concluded that it would not be able to exit its lease obligation by the end of the year. At that time, the Company recorded an additional charge of $360,000 assuming a new tenant would not be identified until approximately June 30, 2003.

    Prior to the end of the year, the Company began negotiations to terminate its remaining lease term with the landlord. On January 31, 2002, the Company was able to sign a lease termination agreement with the landlord of the Maloney and Porcelli property in Washington D.C. reducing its remaining obligation under the terms of the lease to January 31, 2002. The Company adjusted the accrual to record the remaining costs to be incurred under the terms of the agreement, as well as to write-off the remaining value of the property that it was now abandoning. As a result, the Company reversed approximately $293,000 in the fourth quarter of Fiscal 2001.

    WRITE-OFF OF SITE DEVELOPMENT COSTS. In 2001, based on the tragic events relating to the September 11, 2001 terrorist attacks and overall economic conditions, management made a decision to terminate a lease that the Company had entered into to open a new restaurant in Boston. In connection with our decision to terminate the lease, the Company wrote-off the development costs (primarily architectural and legal fees) associated with a proposed Smith & Wollensky restaurant site. The write-off of costs incurred amounted to $283,000.

    MANAGEMENT FEE INCOME. Management fee income decreased $627,000 to
$2.4 million in 2001 from $3.1 million in 2000, primarily due to a general economic slowdown in the New York Metropolitan area, and a company wide disruption of business resulting from the tragic events of September 11, 2001. This was partially offset by the increase in fees received relating to the management agreement for ONEc.p.s. that began operating in the third quarter of 2000. The economic slowdown and the September 11th attacks caused our managed restaurants to have a decrease in their overall sales volume when comparing 2001 to 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $352,000 to $8.8 million in 2001 from $8.4 million in 2000. General and administrative expenses as a percent of owned restaurant sales increased to 12.4% in 2001 from 10.3% in 2000. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percent of owned and managed restaurant sales increased to 7.3% in 2001 from 6.3% in 2000. The increase was primarily due to an increase in public relations, professional fees and other miscellaneous expenses, as well as due to the previously described decrease in sales volumes.

    ROYALTY EXPENSE. Royalty expense decreased $80,000 to $967,000 in 2001 from $1.05 million in 2000, due to a net decrease in sales from the Smith & Wollensky units of $3.9 million.

    RESERVE ON RECEIVABLE FROM MANAGED RESTAURANTS. In 2001, due to the current economic uncertainties, the Company established a reserve of $300,000 against receivables related to a managed restaurant it deems may be uncollectable.

    INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $1.9 million to $1.1 million in 2001 from $3.0 million in 2000, primarily due to the repayment of the senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility on May 29, 2001.

    PROVISION FOR INCOME TAXES. The tax provision in 2001 represents certain state and local taxes. The tax provision in 2000 represents federal alternative minimum tax and certain state and local taxes.

    EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. In connection with the IPO and the retirement of the outstanding debt, the Company recorded an extraordinary charge of $801,000, net of $280,000 of income tax benefits, to write-off the remaining unamortized debt issuance costs and premiums associated with the repayment of the senior credit facility and the repurchase of the senior subordinated note.

    2000 COMPARED TO 1999

    OWNED RESTAURANT SALES. Owned restaurant sales increased $11.7 million, or 16.6%, to $81.5 million in 2000 from $69.8 million in 1999. The increase in restaurant sales was due to $2.6 million in sales from a full year of operations for the Smith & Wollensky in Washington, D.C., which opened in 1999, $4.9 million in sales derived from the two restaurants opened in 2000, and a

$4.2 million or 8.4% increase in sales for our comparable owned units open for these entire periods, which increase was primarily a result of an increase in sales for the Smith & Wollensky units in Miami, Chicago, New Orleans and Las Vegas, offset by a decrease in sales at the three owned New York units.

    FOOD AND BEVERAGE COSTS. Food and beverage costs increased $3.5 million to $24.4 million in 2000 from $20.9 million in 1999. Food and beverage costs as a percent of owned restaurant sales increased to 30.0% in 2000 from 29.9% in 1999, primarily due to the opening of Maloney & Porcelli in Washington, D.C., which was subsequently closed in January 2001, and the Smith & Wollensky in Philadelphia. The Company experienced higher than normal food and beverage costs as a percent of sales at these two new restaurants as a result of initial startup inefficiencies and a lower revenue base. It is common for new restaurants to experience this in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve and the food and beverage costs as a percent of sales for that unit are expected to decrease.

    SALARIES AND RELATED BENEFITS. Salaries and related benefits increased
$3.9 million to $24.7 million in 2000 from $20.8 million in 1999. Salaries and related benefits as a percent of owned restaurant sales increased to 30.4% in 2000 from 29.8% in 1999, primarily due to the salaries for Maloney & Porcelli in Washington, D.C., which unit was subsequently closed, and to a lesser extent the Smith & Wollensky in Philadelphia. Additional staffing was required during the first six months to support the opening of the two new units in 2000. Generally, as the unit matures, staffing will be reduced through efficiencies and salaries and related benefits as a percent of sales will decrease due to the lower staffing requirement and higher revenue base.

    RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased
$1.9 million to $12.1 million in 2000 from $10.2 million in 1999. Restaurant operating expenses as a percent of owned restaurant sales increased to 14.9% in 2000 from 14.7% in 1999, primarily due to certain fixed costs associated with the openings of the Maloney & Porcelli unit in Washington, D.C. and the Smith & Wollensky unit in Philadelphia, and to a lesser extent, the increase in utility charges and repairs and maintenance expenditures for the units that were open prior to 2000.

    OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses increased $918,000 to $5.7 million in 2000 from $4.8 million in 1999. Occupancy and related expenses as a percent of owned restaurant sales increased to 7.0% in 2000 from 6.9% in 1999, primarily due to the increase in rent paid as a percentage of sales for the Smith & Wollensky unit in Chicago and the two new units opened in 2000.

    MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses increased $726,000 to $4.2 million in 2000 from $3.4 million in 1999. Marketing and promotional expenses as a percent of owned restaurant sales increased to 5.1% in 2000 from 4.9% in 1999, primarily due to an increase in full-page print advertisements related to the new units opened in 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $479,000 to $3.0 million in 2000 from $2.6 million in 1999, primarily due to approximately $4.4 million of new assets put into service during 2000 principally relating to the two new units opened in 2000.

    CHARGE TO CLOSE OWNED RESTAURANT. In the fourth quarter of 2000 a decision was made to close the Maloney & Porcelli unit in Washington, D.C. in January 2001. In 2000, the Company recorded a pretax charge of $2.4 million representing the write-down of property and equipment and certain other assets and accrual of lease exit costs associated with the closure.

    MANAGEMENT FEE INCOME. Management fee income increased $132,000 to
$3.1 million in 2000 from $2.9 million in 1999, primarily due to an increase of $66,000 in fees from Maloney & Porcelli in New York and to $54,000 in fees relating to the management agreement for ONEc.p.s., which began operating in the third quarter of 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.3 million to $8.4 million in 2000 from $7.1 million in 1999. General and administrative expenses as a percent of owned restaurant sales increased to 10.3% in 2000 from 10.2% in 1999. General and administrative expenses includes corporate payroll and other expenditures which benefit both owned and managed units. General and administrative expenses as a percent of owned and managed restaurant sales increased to 6.3% in 2000 from 5.9% in 1999. This increase was primarily due to an increase in corporate management necessary to facilitate the expansion plan and to train personnel required for the opening of additional units, which resulted in additional payroll and related benefits of approximately $929,000, advertising and public relations expense of $221,000 and additional travel expense of approximately $77,000.

    ROYALTY EXPENSE. Royalty expense increased $269,000 to $1.0 million in 2000 from $778,000 in 1999, primarily due to an increase in sales from the Smith & Wollensky units of $11.2 million.

    INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, increased $863,000 to $3.1 million in 2000 from $2.2 million in 1999, primarily due to prime rate increases and additional amounts outstanding under our senior credit facility, the $10.0 million outstanding under our senior subordinated note and the $1.0 million senior revolving credit facility.

    PROVISION FOR INCOME TAXES. The tax provision represents federal alternative minimum tax and certain state and local taxes. A benefit has not been provided for deferred tax assets due to the uncertainty of their realization.

RISK RELATED TO CERTAIN MANAGEMENT AGREEMENTS AND LEASE AGREEMENTS

    We are subject to various covenants and operating requirements in certain of our management agreements that, if not complied with or otherwise met, provide for the right of the other party to terminate these agreements.

    With respect to management agreements, we are subject to a right of the other party to terminate, at any time, the agreement relating to ONEc.p.s., and we are in default under our agreement relating to the Park Avenue Cafe in Chicago and Mrs. Park's Tavern, with respect to the requirement that our chairman beneficially own more than 20% of the entity which manages the facility, which could result in the loss of management fee income from these restaurants. The Company has not been notified by the landlords that they plan to terminate our lease agreements and management has no reason to believe that the agreements will be terminated.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded our capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes and bank debt and in fiscal 2001 through its IPO. Net cash provided by/(used in) operating activities amounted to ($2.7) million for the year December 31, 2001, $3.6 million for the year ended January 1, 2001 and $843,000 for the year ended January 3, 2000.

    Net cash provided by / (used in) financing activities was $13.2 million for the year ended December 31, 2001, ($14,000) for the year ended January 1, 2001 and $7.5 million for the year ended January 3, 2000. On May 29, 2001, the Company completed its IPO of 5,295,972 shares of common stock, of which the Company sold 4,750,000 shares, at $8.50 per share. Proceeds of the offering were used to redeem all of the outstanding debt under the Company's senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the offering. Financing activities for the year ended January 1, 2001, consisted of $1.0 million from the proceeds from issuance of short-term debt and the repayment of principal payments of $1.0 million for long-term debt. Financing activities for the year ended January 3, 2000, consisted of issuing a $10.0 million senior subordinated note bearing interest at 12.5%.

    The Company used cash primarily to fund the development and construction of new restaurants and expansion of existing restaurants. Net cash used in investing activities was $6.3 million, $5.3 million and $6.3 million for each of the years ended December 31, 2001, January 1, 2001, and January 3, 2000, respectively. Total capital expenditures were $2.8 million, $4.4 million and $5.9 million in 2001, 2000 and 1999, respectively.

    Total capital expenditures are expected to be approximately $3.0 million to $5.5 million in 2002, depending on the total units to be opened in 2002. With regard to our future expansion, the Company is conserving our resources and moving ahead cautiously as management evaluates and monitors economic conditions. The Company expects to open one to two new Smith & Wollensky restaurants in 2002. The Company has begun construction on a 375 seat Smith & Wollensky in Columbus, Ohio, which is planned to open at the beginning of the third quarter. The Company expects to open three to four new Smith & Wollensky restaurants each year starting in 2003. The Company intends to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs. The cost of opening two new restaurants totaled $2.5 million and $4.2 million in 2000 and 1999, respectively.

    As of December 31, 2001, expected cash to be used for Maloney & Porcelli in Washington, D.C., the unit the Company closed in January 2001, was approximately $42,000 based on the terms of the lease termination agreement dated January 31, 2002.

    The Company entered into a revolving credit facility with Fleet Bank on September 1, 1998, as amended on June 8, 1999, June 29, 1999, February 29, 2000 and March 21, 2001. With the net proceeds from the IPO we repaid all debt outstanding under the senior credit facility and the $1.0 million revolving credit facility, including accrued interest and a prepayment premium on May 29, 2001. These repayments terminated the senior credit facility and the senior revolving credit facility in accordance with the terms of the March 21, 2001 amendment.

    On June 29, 1999, we entered into a senior subordinated note purchase agreement with Magnetite. In connection with such purchase agreement, we issued a $10.0 million senior subordinated note bearing interest at 12.5%. With the net proceeds of the IPO, we repaid all debt outstanding under the senior subordinated note on May 29, 2001, including accrued interest and a prepayment premium. In connection with the Magnetite financing, we issued Magnetite warrants to purchase up to 71,988 shares of our common stock at an exercise price of $.01 per share. Magnetite exercised their warrant on June 14, 2001. In connection with the exercise, the Company wrote off the remaining unamortized fair value of these warrants to additional paid in capital. Proceeds from the Company's IPO were used to retire this note in 2001.

    In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bear interest at rates ranging from 8.0% to 12.0%. The aggregate outstanding balance of such liabilities was approximately $259,000 as of December 31, 2001. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, expires in June 2004, and bears interest at 8.0% per year. In addition, we assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.8 million on December 31, 2001.

    We are in the process of seeking to obtain a new credit facility. We believe that our cash and short-term investments on hand, cash expected from operations and expected landlord construction contributions should be sufficient to finance our modified planned capital expenditures and other operating activities throughout 2002. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. We may require additional capital to fund our expansion plans after fiscal 2002 or to satisfy working capital needs in the event that the general weakness in economic conditions continues. As a result we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us. Failure to obtain financing as needed could have a material adverse effect on our expansion plans.

                                                            MINIMUM CASH USES FOR FISCAL YEARS ENDED
                                         -------------------------------------------------------------------------------
                                           2002       2003       2004       2005       2006     THEREAFTER       TOTAL
                                         --------   --------   --------   --------   --------   ----------      --------
Minimum royalty payments licensing
  agreement............................   $  600     $  700     $  800     $  800     $  800      $   800(1)    $ 4,500

Minimum distributions management
  agreement............................   $  360     $  360     $  480     $  480     $  480      $ 1,920       $ 4,080

Pricipal payments on long-term debt....   $  218     $  181     $1,004     $   49     $   52      $   561       $ 2,065

Minimum annual rental commitments......   $4,792     $5,148     $5,319     $5,405     $5,074      $56,127       $81,865
                                          ------     ------     ------     ------     ------      -------       -------

                                          $5,970     $6,389     $7,603     $6,734     $6,406      $59,408       $92,510
                                          ======     ======     ======     ======     ======      =======       =======

------------------------

(1) Thereafter in this agreement, "License Agreement", shall mean "each year" based upon the terms of this agreement. The License agreement is irrevocable and perpetual unless terminated in accordance with the terms of this agreement. SEE ITEM 14, Notes to the Consolidated Financial Statements,
    Note 6, page F-16.

SEASONALITY

    Our business is seasonal in nature depending on the region of the United States in which a particular restaurant is located, with revenues generally being less in the third quarter than in other quarters due to reduced summer volume and highest in the fourth quarter due to year-end and holiday events. As we continue to expand in other locations, the seasonality pattern may change.

INFLATION

    Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

EFFECT OF NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and subsequently, SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, after its adoption. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company was required to adopt the provisions of SFAS No. 141 in the third quarter of 2001 and SFAS No. 142 was effective January 1, 2002.

    Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS
No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of the date of adoption of SFAS No. 142, January 1, 2002, the Company expects to have unamortized goodwill in the amount of $7.0 million, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $290,000 for Fiscal 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses could be required to be recognized as the cumulative effect of a change in accounting principle. In connection with the adoption of SFAS
No. 142, the Company has determined that each of its owned restaurants will represent a reporting unit.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS
No. 143 on December 31, 2002.

    In August 2001, the FASB issued SFAS No. 144, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property, that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at December 31, 2001.

                                                    EXPECTED MATURITY DATE FOR FISCAL YEAR ENDED
                                    ----------------------------------------------------------------------------    FAIR VALUE
                                                                                                                   DECEMBER 31,
DEBT                                  2002       2003       2004       2005       2006     THEREAFTER    TOTAL         2001
----                                --------   --------   --------   --------   --------   ----------   --------   ------------
                                                                      (DOLLARS IN THOUSANDS)
Long-term variable rate...........   $   28     $   31      $959                                         $1,018       $1,018
Average interest rate.............                                                                          8.5%
Long-term fixed rate..............   $  190     $  150      $ 45      $   49     $   52       $561        1,047        1,191
Average interest rate.............                                                                          7.8%
                                                                                                         ------       ------
Total Debt........................                                                                       $2,065       $2,209
                                                                                                         ======       ======

    We have no derivative financial or derivative commodity instruments. The Company does not hold or issue financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Index on page F-1 of the Consolidated Financial Statements of the Company and the Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this Item 10 is set forth in the Company's Notice of 2002 Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is set forth in the Company's Notice of 2002 Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED TO STOCKHOLERS MATTERS

    The information required by this Item 12 is set forth in the Company's Notice of 2002 Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 13. RELATED PARTY TRANSACTIONS

    The information required by this Item 13 is set forth in the Company's Notice of 2002 Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.

(a) FINANCIAL STATEMENTS AND SCHEDULES

    1. Consolidated Financial Statements of The Smith & Wollensky Restaurant Group Inc. and Independent Auditors' Report included herein: See index on page F-1.

    2.  Financial Statement Schedule
       Schedule II--Valuation and Qualifying
       Accounts...........................F-31

       (i) All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    JANUARY 14, 2002 PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

    OTHER EVENTS.

    On January 14, 2002, the Registrant issued a press release titled "Smith & Wollensky Names Robert Villency to Board of Directors" in which the Registrant announced that Robert D. Villency had been elected to the Company's Board of Directors, bringing the total number of directors to eight.

(c) EXHIBITS

    See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                             By:              /s/ ALAN N. STILLMAN
                                                   -----------------------------------------
                                                          Alan N. Stillman
                                                   Name:
                                                          CHIEF EXECUTIVE OFFICER
                                                          (PRINCIPAL EXECUTIVE OFFICER)
                                                   Title:
                                                          March 29, 2002
                                                   Date:

                                             By:               /s/ ALAN M. MANDEL
                                                   -----------------------------------------
                                                          Alan M. Mandel
                                                   Name:
                                                          CHIEF FINANCIAL OFFICER
                                                          (PRINCIPAL FINANCIAL AND
                                                          ACCOUNTING OFFICER)
                                                   Title:
                                                          March 29, 2002
                                                   Date:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
        /s/ ALAN N. STILLMAN           Chairman of the Board, Chief
------------------------------------     Executive Officer, and Director      March 29, 2002
          Alan N. Stillman               (Principal Executive Officer)

          /s/ JAMES M. DUNN
------------------------------------   President, Chief Operating Officer     March 29, 2002
            James M. Dunn                and Director

                                       Chief Financial Officer, Executive
         /s/ ALAN M. MANDEL              Vice President of Finance,
------------------------------------     Secretary and Treasurer (Principal   March 29, 2002
           Alan M. Mandel                Financial and Accounting Officer)

        /s/ EUGENE I. ZURIFF
------------------------------------   Director                               March 29, 2002
          Eugene I. Zuriff

        /s/ RICHARD S. LEFRAK
------------------------------------   Director                               March 29, 2002
          Richard S. LeFrak

          /s/ JAY M. GREEN
------------------------------------   Director                               March 29, 2002
            Jay M. Green

                               INDEX TO EXHIBITS

         NO.                              DESCRIPTION OF DOCUMENTS
---------------------   ------------------------------------------------------------
        3.1             Form of Amended and Restated Certificate of Incorporation of
                        the Registrant (1)

        3.2             Form of Amended and Restated Bylaws of the Registrant (1)

       10.1             Lease by and between Holrod Associates and Thursday's Supper
                        Pub, Inc. assigned to Manhattan Ocean Club Associates, dated
                        August 31, 1983, including all amendments thereto (1)

       10.2             Letter regarding amendment to lease by and between Holrod
                        Associates and Thursday's Supper Pub, Inc. assigned to
                        Manhattan Ocean Club Associates, dated April 27, 2001 (1)

       10.3             Lease by and between Beekman Tenants Corporation and
                        White &Witkowsky, Inc., dated November 1, 1991 (1)

       10.4             Lease by and between Rockefeller Center North, Inc. and
                        White & Witkowsky, Inc., dated June 21, 1988 (1)

       10.5             Lease by and between the City of Miami Beach and Specialty
                        Restaurants Corporation, dated February 8, 1985, including all addenda thereto (1)

       10.6             Lease by and between Marina City Hotel Enterprises, L.L.C.
                        and S&W Chicago, L.L.C., dated July 31, 1997 (1)

       10.7             Lease with an option to purchase by and between The Somphone
                        Limited Partnership and S&W of Las Vegas, L.L.C., dated
                        February 9, 1998, including amendments, guaranty and
                        exhibits thereto (1)

       10.8             Specific Assignment, Subordination and Attornment Agreement
                        by and among S&W D.C., L.L.C., 1112 Nineteenth Street
                        Associates and Aid Associates for Lutherans, dated
                        September 18, 1998 (1)

       10.9             Lease Agreement by and between 1112 Nineteenth Street
                        Associates and S&W D.C., L.L.C., dated July 8,
                        1998,including amendments, guaranty and exhibits thereto (1)

       10.10            Lease Agreement by and between Pennsylvania Plaza Associates and M.O.C. of Miami, L.L.C., dated April 7, 1999, including exhibits thereto (1)

       10.11            Lease Agreement by and between The Rittenhouse Development
                        Company and S&W of Philadelphia, LLC, dated February 18,
                        2000 (1)

       10.12 Lease Agreement by and between Saunstar Operating Co., LLC and S&W of Boston LLC, dated April 6, 2000, including amendments thereto (1)

       10.13*           Management Agreement by and between 37 East 50th Street
                        Corporation and Restaurant Group Management Services,
                        L.L.C., dated April 18, 1996 (1)

       10.14*           Sale and License Agreement by and between St. James
                        Associates and The New York Restaurant Group, LLC, dated
                        August 16, 1996 (1)

       10.15*           Letter Agreement by and between St. James Associates and the
                        Smith & Wollensky Restaurant Group, dated April 26, 2001 (1)

       10.16*           First Amended and Restated Agreement of Limited Partnership
                        of St. James Associates, L.P., dated December 1, 1999 (1)

       10.17*           Management Agreement dated February 26, 1991, among
                        Stillman's First and Nabil Chartouni and Fouad Chartouni,
                        the owners of The Post House, including amendments thereto
                        (1)

       10.18* Fourth Amendment to Restaurant Management Agreement by and between Post Investors, L.P. and the New York Restaurant
                        Group, Inc., dated December 25, 2000 (1)

         NO.                              DESCRIPTION OF DOCUMENTS
---------------------   ------------------------------------------------------------
       10.19*           Letter Agreement by an between Post House Investors, L.P.
                        and the Smith & Wollensky Restaurant Group, Inc., dated
                        April 20, 2001 (1)

       10.20*           Sub-management Agreement dated June 9, 1995 between
                        Mrs. Parks Management Company, L.L.C., our wholly owned subsidiary, and Doubletree Partners, the manager of the Doubletree Hotel (1)

       10.21*           Management Agreement dated September 7, 2000, between Plaza
                        Operating Partners, Ltd. and Parade 59 Restaurant, LLC (1)

       10.22            $15,000,000 Loan Agreement between The New York Restaurant
                        Group, Inc. and Fleet Bank, N.A., dated September 1, 1998
                        (1)

       10.23            First Amendment to Loan Agreement among The New York
                        Restaurant Group, Inc. and Fleet Bank, N.A., dated
                        June 8,1999 (1)

       10.24            Second Amendment to Loan Agreement among The New York
                        Restaurant Group, Inc. and Fleet Bank, N.A., dated June 29,
                        1999 (1)

       10.25            Third Amendment to Loan Agreement among The Smith &
                        Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated
                        February 29, 2000 (1)

       10.26            Fourth Amendment to Loan Agreement among The Smith &
                        Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated
                        March 23, 2001 (1)

       10.27 $10,000,000 Senior Subordinated Note Purchase Agreement between The New York Restaurant Group, Inc. and Magnetite
                        Asset Investors, L.L.C., dated June 29, 1999 (1)

       10.28            Waiver Agreement and First Amendment to Senior Subordinated
                        Note Purchase Agreement by and between The Smith & Wollensky
                        Restaurant Group, Inc. and Magnetite Asset Investors,
                        L.L.C., dated March 21, 2001 (1)

       10.29            Registration Rights Agreement by and among The New York
                        Restaurant Group, L.L.C., affiliates of the Thomas H. Lee
                        Company, certain affiliates of Alan N. Stillman, listed on Schedule A thereto and certain holders of the Company's
                        Common Shares, dated January 1, 1996 (1)

       10.30            Amended and Restated Shareholders' Agreement by and among
                        The New York Restaurant Group, Inc., Alan Stillman, Thomas
                        H. Lee Equity Partners, L.P., Thomas H. Lee
                        Investors,Limited Partnership and persons listed as shareholders on the counterpart signature pages thereto, dated as of April 27, 2001 (1)

       10.31            Amended and Restated Employment Agreement by and between The
                        Smith & Wollensky Restaurant Group, Inc. and Alan N.
                        Stillman, dated as of May 1, 2001 (1)

       10.32            Non-Competition Agreement by and between The Smith &
                        Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001 (1)

       10.33            Executive Employment Agreement by and between The Smith &
                        Wollensky Restaurant Group, Inc. and James Dunn, dated as of
                        May 1, 2000 (1)

       10.34*           The Smith & Wollensky Restaurant Group, Inc. 1996 Stock
                        Option Plan (formerly known as The New York Restaurant
                        Group, L.L.C. 1995 Option Plan) (1)

       10.35*           Amendment Number 1 to The Smith & Wollensky Restaurant
                        Group, Inc. 1996 Stock Option Plan (formerly known as The
                        New York Restaurant Group, L.L.C. 1995 Option Plan) (1)

       10.36*           The New York Restaurant Group, Inc. 1997 Stock Option Plan
                        (1)

       10.37*           The Smith & Wollensky Restaurant Group, Inc. 2001 Stock
                        Incentive Plan (1)

       10.38*           The Smith & Wollensky Restaurant Group, Inc. 2001 Employee
                        Stock Purchase Plan (1)

         NO.                              DESCRIPTION OF DOCUMENTS
---------------------   ------------------------------------------------------------
       10.39*           Schedule TO (Rule 13e-4) Tender Offer Statement Under
                        Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act
                        of 1934 (2)

       10.40*           Schedule TO/A--(Rule 13e-4) Tender Offer Statement Under
                        Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act
                        of 1934 (Amendment No. 1) (3)

       10.41*           Schedule TO/A--(Rule 13e-4) Tender Offer Statement Under
                        Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act
                        of 1934 (Amendment No. 2) (3)

       21.1             Subsidiaries of the Registrant (1)

------------------------

(1) Previously filed and incorporated by reference herein from the Registrant's Registration Statement on Form S-1 (No. 33-57518)

(2) Previously filed and incorporated by reference herein from the Registrant's Form SC TO-I dated February 4, 2002.

(3) Previously filed and incorporated by reference herein from the Registrant's Form SC TO-I/A dated March 7, 2002.

(*) Management contract or compensatory plan or arrangement.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                  PAGE
                                                              -------------
Independent Auditors' Report................................            F-2

Consolidated Balance Sheets as of December 31, 2001 and
  January 1, 2001...........................................            F-3

Consolidated Statements of Operations for the fiscal years
  ended December 31, 2001, January 1, 2001 and January 3,
  2000......................................................            F-4

Consolidated Statements of Stockholders' Equity for the
  fiscal years ended December 31, 2001, January 1, 2001 and
  January 3, 2000...........................................            F-5

Consolidated Statements of Cash Flows for the fiscal years
  ended December 31, 2001, January 1, 2001 and January 3,
  2000......................................................            F-6

Notes to Consolidated Financial Statements..................        F-7--30

Schedule II. Valuation and Qualifying Accounts..............           F-31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Smith & Wollensky Restaurant Group Inc.:

We have audited the financial statements of The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of December 31, 2001 and January 1, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001, January 1, 2001 and January 3, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

New York, New York
March 6, 2002

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,   JANUARY 1,
                                                                  2001          2001
                                                              ------------   ----------
                                        ASSETS
Current assets:
  Cash......................................................    $  4,561      $    370
  Short-term investments....................................       2,377            --
  Accounts receivable, less allowance for doubtful accounts:
  2001--$340; 2000--$18.....................................       3,599         2,263
  Merchandise inventory.....................................       3,055         3,496
  Prepaid expenses and other current assets.................       1,048           480
                                                                --------      --------
      Total current assets..................................      14,640         6,609
Property and equipment, net.................................      41,306        41,547
Goodwill, net...............................................       6,961         7,251
Licensing agreement, net....................................       3,173         3,302
Management contract, net....................................       1,364         1,514
Long-term investments.......................................       1,033            --
Other assets................................................       2,621         3,154
                                                                --------      --------
      Total assets..........................................    $ 71,098      $ 63,377
                                                                ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $    218      $  2,035
  Accounts payable and accrued expenses.....................       7,498         9,547
                                                                --------      --------
      Total current liabilities.............................       7,716        11,582
Long-term debt, net of current portion......................       1,847        22,100
Deferred rent...............................................       4,951         4,540
                                                                --------      --------
      Total liabilities.....................................      14,514        38,222
Convertible redeemable preferred stock (par value $.01;
  authorized 5,000,000 shares; 1,448,529 shares issued and
  outstanding at January 1, 2001)...........................          --        24,090
Stockholders' equity:
  Common stock (par value $.01; authorized 90,000,000
    shares; 9,354,447 shares issued and outstanding at
    December 31, 2001 and 3,083,930 shares issued and
    outstanding at January 1, 2001).........................          94            31
  Additional paid-in capital................................      69,854        10,103
  Accumulated deficit.......................................     (13,364)       (9,069)
                                                                --------      --------
                                                                  56,584         1,065
                                                                --------      --------
Commitments and contingencies
      Total liabilities and stockholders' equity............    $ 71,098      $ 63,377
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       YEARS ENDED DECEMBER 31, 2001, JANUARY 1, 2001 AND JANUARY 3, 2000

                                                              DECEMBER 31,   JANUARY 1,   JANUARY 3,
                                                                  2001          2001         2000
                                                              ------------   ----------   ----------
Owned restaurant sales......................................   $   70,619    $  81,463    $   69,835
                                                               ----------    ----------   ----------
Cost of owned restaurant sales:
  Food and beverage costs...................................       20,684       24,390        20,896
  Salaries and related benefit expenses.....................       21,408       24,728        20,826
  Restaurant operating expenses.............................       11,073       12,147        10,246
  Occupancy and related expenses............................        5,297        5,730         4,812
  Marketing and promotional expenses........................        3,359        4,154         3,428
  Depreciation and amortization expenses....................        3,015        3,029         2,550
  Charge to close owned restaurant..........................           67        2,423            --
  Write-off of site development costs.......................          283           --            --
                                                               ----------    ----------   ----------
    Total cost of owned restaurant sales....................       65,186       76,601        62,758
                                                               ----------    ----------   ----------
Income from owned restaurant operations.....................        5,433        4,862         7,077
Management fee income.......................................        2,433        3,060         2,928
                                                               ----------    ----------   ----------
Income from owned and managed restaurants...................        7,866        7,922        10,005
General and administrative expenses.........................        8,751        8,399         7,120
Royalty expense.............................................          967        1,047           778
Reserve on receivable from managed restaurants..............          300           --            --
Write-off of offering and financing costs...................           --           --           504
                                                               ----------    ----------   ----------
Operating income (loss).....................................       (2,152)      (1,524)        1,603
Interest expense............................................       (1,193)      (2,836)       (2,032)
Amortization of deferred debt financing costs...............         (113)        (231)         (172)
Interest income.............................................          199           13            13
                                                               ----------    ----------   ----------
                                                                   (1,107)      (3,054)       (2,191)
Loss before provision for income taxes......................       (3,259)      (4,578)         (588)
Provision for income taxes..................................          235          308           532
                                                               ----------    ----------   ----------
Loss before extraordinary loss and accrual of dividends and
  amortization of issuance costs of preferred shares........       (3,494)      (4,886)       (1,120)
Extraordinary loss on early retirement of debt, net of tax
  benefit of $280...........................................         (801)          --            --
                                                               ----------    ----------   ----------
Net loss....................................................       (4,295)      (4,886)       (1,120)
Accrual of dividends and amortization of issuance costs of
  preferred shares..........................................         (620)      (1,488)       (1,487)
                                                               ----------    ----------   ----------
Net loss applicable to common shares........................   $   (4,915)   $  (6,374)   $   (2,607)
                                                               ==========    ==========   ==========
Loss applicable to common shares -- basic and diluted:
Loss applicable to common shares before extraordinary
  item......................................................   $    (0.60)   $   (2.07)   $    (0.85)
Extraordinary loss on early retirement of debt, net of tax
  benefit...................................................         (.12)          --            --
                                                               ----------    ----------   ----------
Net loss per common share...................................   $    (0.72)   $   (2.07)   $    (0.85)
                                                               ==========    ==========   ==========
Weighted average common shares outstanding:
Basic and diluted...........................................    6,903,905    3,083,930     3,083,930
                                                               ==========    ==========   ==========

          See accompanying notes to consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (DOLLAR AMOUNTS IN THOUSANDS)

       YEARS ENDED DECEMBER 31, 2001, JANUARY 1, 2001 AND JANUARY 3, 2000

                                               COMMON STOCK       ADDITIONAL
                                           --------------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                            SHARES      AMOUNT     CAPITAL       DEFICIT        EQUITY
                                           ---------   --------   ----------   -----------   -------------
Balance at December 28, 1998.............  3,083,930    $   31      $12,528      $ (3,063)      $ 9,496
Accrued dividends on preferred shares....                            (1,257)                     (1,257)
Amortization of issuance costs on
  preferred shares.......................                              (230)                       (230)
Issuance of common stock warrant in
  connection with senior subordinated
  debt...................................                               550                         550
Net loss.................................                                          (1,120)       (1,120)
                                           ---------    ------      -------      --------       -------
Balance at January 3, 2000...............  3,083,930    $   31      $11,591      $ (4,183)      $ 7,439

Accrued dividends on preferred shares....                            (1,258)                     (1,258)
Amortization of issuance costs on
  preferred shares.......................                              (230)                       (230)
Net loss.................................                                          (4,886)       (4,886)
                                           ---------    ------      -------      --------       -------
Balance at January 1, 2001...............  3,083,930    $   31      $10,103      $ (9,069)      $ 1,065

Accrued dividends on preferred shares....                              (524)                       (524)
Amortization of issuance costs on
  preferred shares.......................                               (96)                        (96)
Net proceeds from initial public
  offering...............................  4,750,000        48       36,075                      36,123
Conversion of $24,710 of convertible
  redeemable preferred stock into
  1,448,529 shares of common stock.......  1,448,529        14       24,696                      24,710
Exercise of warrants and write-off of
  original issue discount on warrants....     71,988         1         (400)                       (399)
Net loss.................................                                          (4,295)       (4,295)
                                           ---------    ------      -------      --------       -------
Balance at December 31, 2001.............  9,354,447    $   94      $69,854      $(13,364)      $56,584
                                           =========    ======      =======      ========       =======

          See accompanying notes to consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

       YEARS ENDED DECEMBER 31, 2001, JANUARY 1, 2001 AND JANUARY 3, 2000

                                                              DECEMBER 31,   JANUARY 1,   JANUARY 3,
                                                                  2001          2001         2000
                                                              ------------   ----------   ----------
Cash flows from operating activities:
Net loss....................................................    $ (4,295)     $(4,886)      (1,120)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................       3,818        3,833        3,298
    Amortization of debt discount...........................          33           79           39
    Charge to close owned restaurant........................          67        2,423           --
    Extraordinary loss on early retirement of debt..........       1,081           --           --
    Changes in operating assets and labilities:
      Accounts receivable...................................      (1,336)      (1,133)        (208)
      Merchandise inventory.................................         441         (223)        (827)
      Prepaid expenses and other current assets.............        (568)          53          471
      Other assets..........................................        (170)         (77)        (322)
      Accounts payable and accrued expenses.................      (2,116)       2,941       (1,156)
      Deferred rent.........................................         385          611          668
                                                                --------      -------       ------
        Net cash provided by (used in) operating
          activities........................................      (2,660)       3,621          843
                                                                --------      -------       ------
Cash flows from investing activities:
Purchase of property and equipment..........................      (2,834)      (4,445)      (5,912)
Purchase of nondepreciable assets...........................         (76)        (100)        (188)
Purchase of short-term investments..........................      (2,377)          --           --
Purchase of long-term investments...........................      (1,033)          --           --
Payments under licensing agreement..........................          --         (209)        (203)
Payments under management contract..........................          --         (500)          --
                                                                --------      -------       ------
        Cash flows used in investing activities.............      (6,320)      (5,254)      (6,303)
                                                                --------      -------       ------
Cash flows from financing activities:
  Proceeds from issuance of short-term debt.................          --        1,000           --
  Proceeds from issuance of Long-term debt..................          --           --       10,000
  Principal payments of long-term debt......................     (22,502)      (1,014)      (2,523)
  Net proceeds from initial public offering.................      36,123           --           --
  Premium payment on early retirement of debt...............        (450)          --           --
                                                                --------      -------       ------
        Cash flows provided by (used in) financing
          activities........................................      13,171          (14)       7,477
                                                                --------      -------       ------
Net change in cash and cash equivalents.....................       4,191       (1,647)       2,017
Cash and cash equivalents at begining of period.............         370        2,017           --
                                                                --------      -------       ------
        Cash and cash equivalents at end of period..........    $  4,561      $   370       $2,017
                                                                ========      =======       ======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
        Interest............................................    $  1,932      $ 2,169       $2,055
                                                                ========      =======       ======
        Income Taxes........................................    $    245      $   455       $  320
                                                                ========      =======       ======
  Noncash investing and financing activities:
    Accrued dividends on preferred shares...................    $    524      $ 1,258       $1,257
                                                                ========      =======       ======
    Amortization of issuance costs on preferred shares......    $     96      $   230       $  230
                                                                ========      =======       ======
    Issuance of common stock warrants in connnection with
      senior subordinated note..............................    $     --      $    --       $  550
                                                                ========      =======       ======

          See accompanying notes to consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

    The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, the "Company") operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At December 31, 2001, the Company owned and operated nine restaurants, including six Smith & Wollensky restaurants, and manages five restaurants. The Company manages restaurants and the food and beverage service for a hotel operation, pursuant to management agreements.

    The Smith & Wollensky Restaurant Group, Inc. (a C corporation) was formed in connection with the consummation of that private placement offering described in note 14. Upon consummation of such offering, The New York Restaurant
Group, Inc. was merged with The New York Restaurant Group, LLC, with The New York Restaurant Group, Inc. surviving the merger (the "Merger"). Prior to the Merger, the Company effected a three-for-two split of membership units. In connection with the Merger, members of The New York Restaurant Group, LLC received one share of the Company's common stock for every membership unit held by them as of October 31, 1997.

    The New York Restaurant Group, LLC was formed in August 1995 to act as a holding company for a series of partnerships and limited liability companies affiliated by a common control group (the "Predecessor Company") that operated the Company-owned restaurants. In addition, the Predecessor Company managed restaurants and a hotel food service business. The control group is defined as Alan Stillman (the Company's Chairman) and his spouse (the "Control Group"). Pursuant to a Master Agreement dated September 29, 1995, in January 1996 the Company and the operating entities entered into a group of related asset contribution and merger agreements whereby the then owners of the operating entities exchanged their underlying equity interests or the operating net assets of their businesses for either cash or membership interests in the Company, at their option.

    Pursuant to these agreements, certain owners sold their equity interests in the Predecessor Company for approximately $2,966 in cash, at a value of $10 per membership unit, and certain owners and new investors purchased additional membership units at the same price aggregating approximately $689.

    The remaining Company membership units were allocated to the operating entities owned at the proportional fair value of each individual operating entity. The valuation of the Company was determined in conjunction with the value assigned to a convertible note transaction in 1995 and valuations of the individual operating entities prepared by Company management.

    This transaction has been accounted for, in part, as a purchase transaction, whereby the portion of the net assets representing the minority interests of the Predecessor Company was recorded utilizing a fair value of $10 per membership unit. Accordingly, goodwill of approximately $8,700, including $246 of transaction costs, was recorded at January 1, 1996. The portion of the net assets attributable to the Control Group was recorded at its proportional underlying book value at January 1, 1996.

    The Company completed an initial public offering ("IPO") of 5,295,972 shares of common stock in May 2001, of which the Company sold 4,750,000 shares, at $8.50 per share. Proceeds of the IPO were used to redeem all of the outstanding debt under the Company's senior credit facility, a $10,000 senior subordinated note and a $1,000 senior revolving credit facility, including accrued interest and

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED) prepayment premiums, and to pay certain fees and expenses incurred relating to the IPO. All shares of convertible redeemable preferred stock outstanding automatically converted into 1,448,529 shares of common stock upon the closing of the Company's IPO. On June 14, 2001, Magnetite, the party that held a $10,000 senior subordinated note, exercised their warrant to purchase 71,988 shares of common stock at $.01 per share via a cashless exercise. In connection with the exercise, the Company wrote-off the remaining unamortized fair value of these warrants to additional paid in capital.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) REPORTING PERIOD

    The Company utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The periods ended December 31, 2001 (Fiscal 2001) and January 1, 2001 (Fiscal 2000) represent 52-week reporting periods, and the period ended January 3, 2000 (Fiscal 1999) represents a 53-week reporting period.

    (B) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company after elimination of all material intercompany balances and transactions.

    (C) CASH AND CASH EQUIVALENTS

    The Company had cash and cash equivalents of $4,561 and $370 as of December 31, 2001 and January 1, 2001, consisting of cash and overnight repurchase agreements and certificates of deposit with an initial term of less than three months.

    (D) ACCOUNTS RECEIVABLE

    Accounts receivable consists primarily of bank credit card accounts receivable and management fees receivable.

    (E) INVENTORY

    Merchandise inventory consists primarily of restaurant food and beverages and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

    (F) INVESTMENT SECURITIES

    Investment securities at December 31, 2001 consist of corporate bonds and equity securities. The Company classifies its debt and equity securities as available-for-sale securities. The securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholder's equity until realized. There were no material unrealized holding gains or losses as of December 31, 2001. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

    (G) PROPERTY AND EQUIPMENT

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Property and equipment is stated at cost. Landlord allowances for leasehold improvements, furniture, fixtures and equipment are offset against the related property and equipment accounts. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements and rights are amortized on the straight-line basis over the shorter of the lease term (assuming renewal options) or the estimated useful life of the asset. The estimated useful lives are as follows:

Building and building improvements..........................       30 years
Machinery and equipment.....................................   5 to 7 years
Furniture and fixtures......................................        7 years
Leasehold improvements......................................  5 to 27 years
Leasehold rights............................................       27 years

    (H) ARTWORK

    The Company occasionally purchases artwork and antiques for display in its restaurants. The Company does not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and the Company has the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets.

    (I) INTANGIBLE ASSETS

    Goodwill, which represents the excess of fair value of minority interests acquired in the formation of the Company over the book value of identifiable net assets allocated to those minority interests, is being amortized on a straight-line basis over the expected period to be benefited which is estimated to be thirty years. The Company assesses the recoverability of this intangible asset by determining whether the goodwill balance can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The accumulated amortization as of December 31, 2001 and January 1, 2001 was $1,740 and $1,450, respectively.

    Costs attributable to a sale and licensing agreement (the "Licensing Agreement") entered into in 1996 consisted of a $2,500 payment (plus any payments made upon the opening of additional units) and legal fees paid by the Company to acquire the rights and license to use the names "Smith & Wollensky" and "Wollensky's Grill" (collectively, the "Names") as described in Note 6. The Licensing Agreement exists in perpetuity and the original $2,500 payment is being amortized over the thirty year estimated useful life of the Names, using the straight-line method. Any payments made upon the opening of additional units are being amortized over the lesser of the life of the lease or the remaining useful life of the Names, using the straight-line method.

    The cost of the acquisition of the management contract for the Maloney & Porcelli restaurant in New York City amounting to $1,500 is being amortized over the fifteen-year period of the underlying

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) operating lease, using the straight-line method. The accumulated amortization as of December 31, 2001 and January 1, 2001 was $571 and $471, respectively.

    The cost of the acquisition of the management contract for the ONEc.p.s. restaurant amounted to $500 in 2000 and is being amortized over the ten year period of the underlying management contract, using the straight-line method. The accumulated amortization as of December 31, 2001 and January 1, 2001 was $65 and $15, respectively.

    Amortization expense of intangible assets aggregated $630, $599 and $574 in Fiscal 2001, 2000 and 1999, respectively, is included in general and administrative expenses in the accompanying consolidated statements of operations.

    The Company has evaluated, and will continue to do so in the future, the amortizable lives of its intangible assets on a periodic basis, giving consideration to any events or circumstances impacting these amortizable lives.

    (J) MARKETING AND PROMOTIONAL EXPENSES

    Marketing and promotional expenses in the accompanying consolidated statements of operations include advertising expenses of $1,814, $2,186 and $1,502 for Fiscal 2001, 2000 and 1999, respectively. Marketing and promotional costs are recorded as expense in the period incurred.

    (K) PRE-OPENING COSTS

    Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

    (L) DEBT FINANCING COSTS

    Deferred debt financing costs, which were included in other assets
(note 8), relate to costs incurred in connection with bank borrowings and other long-term debt and are amortized over the term of the related borrowings. Amortization expense of deferred financing costs was $113, $231 and $172 in Fiscal 2001, 2000 and 1999, respectively.

    (M) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (N) STOCK OPTION PLAN

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) interpretations including FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION AN INTERPRETATION OF APB OPINION
NO. 25 issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

    The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee stock option grants as if such method had been used to account for stock-based compensation cost. The pro forma impact of options granted in Fiscal 2001, 1998 and 1996 would have been an increase to compensation of $96, $99 and $99 for Fiscal years 2001, 2000 and 1999, respectively. No options were granted in Fiscal 2000 and 1999. See
Note 13.

    (O) LONG-LIVED ASSETS

    The Company reviews long-lived assets to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured on a restaurant by restaurant basis by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

    (P) USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    (Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of the Company's accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term nature of such items. The carrying value of the mortgage included in long-term debt approximates fair value since the interest rate is variable at terms currently available to the Company. The fair value of the senior subordinated note was estimated using a discounted cash flow analysis based on the Company's incremental borrowing rate. The fair value of the senior subordinated note at January 1, 2001 was approximately $9,200. Fair value of investments is determined by the most recently traded price of each security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (R) REVENUE RECOGNITION

    Sales from owned restaurants are recognized as revenue at the point of the delivery of meals and services. Management fee income is recognized as the related management fee is earned, pursuant to the respective agreements.

    (S) EFFECT OF NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and subsequently, SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, after its adoption. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company was required to adopt the provisions of SFAS No. 141 in the third quarter of 2001 and SFAS No. 142 was effective January 1, 2002.

    Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of the date of adoption of SFAS No. 142, January 1, 2002, the Company expects to have unamortized goodwill in the amount of $7,000, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $290 for Fiscal 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses could be required to be recognized as the cumulative effect of a change in accounting principle. In connection with the adoption of SFAS
No. 142, the Company has determined that each of its owned restaurants will represent a reporting unit.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS
No. 143 on December 31, 2002.

    In August 2001, the FASB issued SFAS No. 144, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(3) NET LOSS PER COMMON SHARE

    The Company calculates earnings (loss) per common share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic earnings (loss) per common share are computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per common share for Fiscal 2001, Fiscal 2000 and Fiscal 1999 are the same as basic net loss per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants. Such options, warrants and convertible preferred shares amounted to 728,016, 1,668,583, and 1,787,283 for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. The preferred shares were converted into common stock simultaneously with the Company's IPO.

    The following table sets forth the calculation for earnings per share on a weighted average basis:

                                                             DECEMBER 31,    JANUARY 1,     JANUARY 3,
                                                                 2001           2001           2000
                                                             ------------    ----------     ----------
NUMERATOR:
Loss before extraordinary loss and accrual of
  dividends and amortization of issuance costs
  of preferred shares.........................                $   (3,494)    $   (4,886)    $   (1,120)
Less: Accrual of dividends and amortization of
  issuance costs of preferred shares..........                      (620)        (1,488)        (1,487)
                                                              ----------     ----------     ----------
Loss available to common stockholders.........                    (4,114)        (6,374)        (2,607)
Less: Extraordinary loss on early retirement
  of debt, net of tax benefit.................                      (801)            --             --
                                                              ----------     ----------     ----------
Net loss available to common stockholders.....                $   (4,915)    $   (6,374)    $   (2,607)
                                                              ==========     ==========     ==========
DENOMINATOR:
                                                                  WEIGHTED         WEIGHTED         WEIGHTED
                                                TOTAL SHARES   AVERAGE SHARES   AVERAGE SHARES   AVERAGE SHARES
                                                ------------   --------------   --------------   --------------
Beginning Common Shares.                           3,083,930        3,083,930        3,083,930        3,083,930
Conversion of Preferred Stock on May 23,
  2001........................................    1,448,529         883,444
Initial Public Offering on May 23, 20001......    4,750,000       2,896,978
Warrants exercised on June 14, 2001...........       71,988          39,553
Weighted average common shares outstanding:
                                                                 ----------       ----------
Basic and diluted(1)..........................                    6,903,905        3,083,930        3,083,930
                                                                 ==========       ==========       ==========
PER COMMON SHARE--BASIC AND DILUTED:
Loss available to common stockholders.........                   $     (.60)      $    (2.07)      $     (.85)
Extraordinary item............................                         (.12)              --               --
                                                                 ----------       ----------       ----------
Net loss available to common stockholders.....                   $     (.72)      $    (2.07)      $     (.85)
                                                                 ==========       ==========       ==========

--------------------------

(1) Dilutive shares and basic shares are the same due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants.

(4) INVESTMENT SECURITIES

   The Company held corporate bonds as investments as of December 31, 2001 with fair value of available-for-sale securities that equate to historical cost.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(5) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                       DEC. 31, 2001   JAN. 1, 2001
                                                       -------------   ------------
Land, building and building improvements.............    $  6,784          6,801
Machinery and equipment..............................       7,741          7,414
Furniture and fixtures...............................       5,498          4,776
Leasehold improvements...............................      32,682         31,077
Leasehold rights.....................................       3,376          3,376
Construction-in-progress.............................         293             97
                                                         --------        -------
                                                           56,374         53,541
Less accumulated depreciation and amortization.......     (15,068)       (11,994)
                                                         --------        -------
                                                         $ 41,306         41,547
                                                         ========        =======

    Depreciation and amortization expense of property and equipment was $3,074, $3,068 and $2,582 in Fiscal 2001, 2000 and 1999, respectively.

(6) LICENSING AGREEMENT

    On August 16, 1996, the Company entered into a Licensing Agreement with St. James Associates (St. James), the owner of the Smith & Wollensky restaurant in New York. St. James is an entity related through common management and ownership (note 16).

    The Licensing Agreement provides the Company with the exclusive right to utilize the Names throughout the United States and internationally, with the exception of a reserved territory, as defined. Consequently, the Company may not open additional Smith & Wollensky restaurants or otherwise utilize the Names in the reserved territory. The Licensing Agreement requires the Company to make additional payments to St. James as follows: (i) $200 for each new restaurant opened (increasing annually commencing in 1999 by the lesser of the annual increase in the Consumer Price Index or a 5% increase of the fee required in the preceding year), (ii) a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, as defined, subject to certain annual minimums, and (iii) a royalty fee of 1% of annual gross sales for any steakhouses opened in the future by the Company that does not utilize the Names. In addition, should the Company terminate or default on the license, as defined, it is subject to a fee of $2,000 upon termination or $2,500 to be paid over four years.

    There are future minimum royalty payments relating to (ii) and (iii) above which are as follows:

FISCAL YEAR:
------------
2002........................................................   $600
2003........................................................    700
2004........................................................    800
2005........................................................    800
2006........................................................    800
2007 and each year thereafter...............................    800

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(6) LICENSING AGREEMENT (CONTINUED)
    During Fiscal 2000 and Fiscal 1999, the Company paid $209 and $203, respectively, in connection with the opening of Smith & Wollensky units in Philadelphia and Washington, D.C.

(7) MANAGEMENT AGREEMENTS

    The Company manages the Smith & Wollensky restaurant in New York City and receives annual management fees of 2.3% of restaurant sales. An unrelated general partner of St. James has the right to terminate the management agreement if the Company's Chairman no longer directs the delivery of the management services and if certain financial thresholds are not met.

    Pursuant to the terms of a restaurant management agreement (the "Post Agreement") dated October 29, 1996, as amended, the Company manages the Post House Restaurant in the Lowell Hotel and the food and beverage service for the Lowell Hotel. The Company receives a management fee of 6% of gross revenue, as defined. The Post Agreement expires on January 23, 2003 and is subject to cancellation by either party under specified conditions.

    The Company manages the operations of the Maloney & Porcelli restaurant in New York City pursuant to the terms of a restaurant management agreement (the "Maloney Agreement") dated April 18, 1996. The Company paid $1,500 for the right to provide these management services. Under the provisions of the Maloney Agreement, the Company will receive a management fee equal to the sum of 3% of restaurant sales and a percentage of net cash flows, as defined. The Maloney Agreement can be terminated by either party for cause and the Company has a right to purchase the restaurant under specified conditions. The restaurant owner can preempt the purchase option by remitting a specified cash payment to the Company. The Maloney Agreement expires on December 31, 2011.

    The Maloney Agreement requires that the Company make the following minimum distributions to the restaurant owner, after payment of the Company's management fee:

FISCAL YEAR:
------------
2002........................................................  $ 360
2003........................................................    360
2004........................................................    480
2005........................................................    480
2006........................................................    480
2007 and thereafter.........................................  1,920

    Pursuant to a submanagement agreement (the "Doubletree Agreement") dated June 9, 1995, with the contracted manager of the hotel the Company manages the food and beverage service for the Doubletree Hotel in Chicago, Illinois. The Company receives a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement expires on the earlier of December 31, 2004 or the termination of the related hotel management agreement.

    The Company manages the operations of the ONEc.p.s. restaurant, located in the Plaza Hotel, New York, pursuant to the terms of a restaurant management agreement between Plaza Operating Partners, Ltd. and Parade 59 Restaurant, LLC, an entity the Company controls, dated September 7, 2000 (the "ONEc.p.s. Agreement"). The Company paid $500 for the right to provide these

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(7) MANAGEMENT AGREEMENTS (CONTINUED)
management services. Under the provisions of the ONEc.p.s. Agreement, the Company will receive a management fee equal to the sum of 4% of the gross revenues recognized from services provided at ONEc.p.s plus an additional fee, as set forth in the ONEc.p.s. agreement. The ONEc.p.s. Agreement expires on September 12, 2010 and can be terminated by the restaurant owner (i) if the Company fails to meet the agreement's performance goals, (ii) at any time, upon 90 days' notice to the Company and the payment of a fee, determined by a formula in the ONEc.p.s. Agreement, which allows for a maximum payment to the Company of four years of additional management fees or (iii) at any time, if the person who controls the Company's day-to-day operations or has overall control and decision making authority, is replaced by means other than in the ordinary course of the Company's business operations. The ONEc.p.s. Agreement may be terminated by Plaza Operating Partners, Ltd. at any time immediately upon notice to us, due to the fact that pre-opening costs exceeded $5,250, although Plaza Operating Partners has indicated to us that they do not have any present intention to terminate the ONEc.p.s. Agreement. We are currently in negotiations with Plaza Operating Partners, Ltd. to amend this agreement.

    The Company is subject to various covenants and operating requirements in these management agreements that, if not complied with or otherwise met, provide for the right of the other party to terminate these agreements.

    With respect to management agreements, the Company is subject to a right of the other party to terminate, at any time, the agreement relating to ONEc.p.s., and we are in default under our agreement relating to the Park Avenue Cafe in Chicago and Mrs. Park's Tavern, with respect to the requirement that our chairman beneficially own more than 20% of the entity which manages the facility, which could result in the loss of management fee income from these restaurants. The Company has not been notified by the landlords that they plan to terminate our lease agreements and management has no reason to believe that the agreements will be terminated.

(8) OTHER ASSETS

    Other assets consist of the following:

                                                              DEC. 31,   JAN. 1,
                                                                2001       2001
                                                              --------   --------
Artwork--nondepreciable assets..............................   $1,538     1,462
Smallwares(a)...............................................      509       487
Deferred debt financing costs...............................       --       663
Deposits....................................................      183       172
Other.......................................................      391       370
                                                               ------     -----
                                                               $2,621     3,154
                                                               ======     =====

------------------------

(A) Smallwares consist of tableware, supplies and other miscellaneous items.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                              DEC. 31,   JAN. 1,
                                                                2001       2001
                                                              --------   --------
Accounts payable............................................   $3,140     3,133
Accrued rent and real estate taxes..........................      350       774
Accrued interest............................................       --       730
Income taxes payable........................................      222       232
Sales Taxes payable.........................................      475       687
Accrued payroll and payroll taxes...........................    1,463     2,198
Gift certificates payable...................................      464       514
Other accrued expenses......................................    1,384     1,279
                                                               ------     -----
                                                               $7,498     9,547
                                                               ======     =====

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(10) LONG-TERM DEBT

    Long-term debt consists of the following:

                                                              DEC. 31,   JAN. 1,
                                                                2001       2001
                                                              --------   --------
Credit facility(a)..........................................   $   --     12,273
Senior subordinated debt(b).................................       --      9,568
Other(c)....................................................    2,065      2,294
                                                               ------     ------
                                                                2,065     24,135
Less current portion........................................      218      2,035
                                                               ------     ------
                                                               $1,847     22,100
                                                               ======     ======

------------------------

a. Pursuant to the terms of a loan agreement, dated September 1, 1998, as amended on June 8, 1999, June 29, 1999, February 29, 2000 and March 21, 2001, with a financial institution, the Company originally could borrow up to a maximum of $15,000. The credit facility could be utilized for restaurant construction and provided a maximum of $5,000 for working capital purposes. The loan agreement provided the Company with the option of selecting a rate of interest either at the prime rate plus 0.625% or 3.25% above the LIBOR rate, as defined. On January 15, 2000 the facility was converted to a three-year term loan, requiring monthly principal payments of $67 plus interest. Payment of the remaining balance of $9,730 was originally due January 2003. The amount available under the facility was also reduced to $12,200 at the beginning of Fiscal 2000. The Company amended this agreement on February 29, 2000, in order to establish a revolving credit facility, which enabled the Company to borrow up to an additional of $1,000 within a year of the date of the amendment. The revolving credit facility provided the Company with the option of selecting a rate of interest either at the prime rate plus 0.625% or 3.25% above the LIBOR rate, as defined. The amendment required the Company to repay any borrowings on the credit facility by January 29, 2001, which was subsequently extended through an amendment on March 21, 2001.

    On May 29, 2001, the Company completed its IPO, proceeds of which were used to repay all of the outstanding debt under the Company's senior credit facility and the $1,000 senior revolving credit facility, together with all accrued and unpaid interest due and payable. These repayments terminated the senior credit facility and the senior revolving credit facility in accordance with the terms of the March 21, 2001 amendment.

b. On June 29, 1999, the Company entered into an unsecured senior subordinated note purchase agreement with another party. The senior subordinated note was guaranteed by each of the subsidiaries of the Company. In connection with this agreement, the Company issued $10,000 of senior subordinated notes bearing interest at 12.5%. The notes were due in June 2006. The Company could prepay the principal amount of the senior subordinated notes plus a premium equal to a stated percent of the note as defined in the agreement prior to June 29, 2002, only with the net proceeds of a qualified offering of the Company's common stock, as defined. The Company could, at its option, prepay the principal amount of the senior subordinated notes plus a premium equal to a stated percent of the note as defined in the agreement at any time after June 29, 2002. Pursuant to the warrant agreement in connection with the issuance of senior

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

    subordinated notes, the Company issued warrants to purchase 71,988 shares of the Company's common stock at an exercise price of $0.01. If the senior subordinated notes had not been paid in full by June 29, 2001, the warrants were exercisable for 95,984 shares of the Company's common stock at an exercise price of $.01. The Company recorded the fair value of these warrants of $550, as determined by an independent valuation as additional paid-in capital and a debt discount. The effective interest rate for the senior subordinated note, after taking into account the discount for the warrants was 14% for Fiscal 2000.

    On May 29, 2001, the Company completed its IPO, proceeds of which were used to repay the $10,000 senior subordinated note including accrued interest and prepayment premiums.

    On June 14, 2001, Magnetite, the party that held the $10,000 senior subordinated note, exercised its warrant to purchase 71,988 shares of common stock at $.01 per share via a cashless exercise. In connection with the exercise, the Company wrote-off the remaining unamortized fair value of these warrants totaling $399 to additional paid in capital.

c. In Fiscal 1997, the Company assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky--Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, the Company is obligated to make quarterly and annual payments over a six-year period. These obligations generally bear interest at rates ranging from 8% to 12%. The aggregate balance outstanding at December 31, 2001 and January 1, 2001 was $259 and $425, respectively.

    In addition, the Company assumed a mortgage on the property that requires monthly payments, with a final principal payment of $958 in June 2004. The mortgage bears interest at 8%. The Company also assumed a loan payable to a financing institution that requires monthly payments through the year 2014, and bears interest at 7.67%. The aggregate balance of the mortgage and loan payable outstanding at December 31, 2001 and January 1, 2001 was $1,806 and $1,869, respectively.

    Principal payments on long-term debt are as follows:

FISCAL YEAR:
------------
2002.............................................   $  218
2003.............................................      181
2004.............................................    1,004
2005.............................................       49
2006.............................................       52
Thereafter.......................................      561
                                                    ------
                                                    $2,065
                                                    ======

(11) RESTAURANT RELATED COMMITMENTS

    All of the Company's owned restaurants operate in leased premises, with the exception of Smith & Wollensky, New Orleans, an owned property. Remaining lease terms range from approximately 5 to 23 years, including anticipated renewal options. The leases generally provide for minimum annual

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such leases and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at December 31, 2001 and January 1, 2001 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $4,951 and $4,540, respectively. The Company attempted to sublease or assign its lease rights to its closed Maloney & Porcelli location in Washington D.C. during the year ended December 31, 2001, and subsequent to year-end entered into a lease termination agreement with the landlord. (see note 19).

    Future minimum annual rental commitments under all leases are as follows:

FISCAL YEAR:
------------
2002.............................................   $ 4,792
2003.............................................     5,148
2004.............................................     5,319
2005.............................................     5,405
2006.............................................     5,074
Thereafter.......................................    56,127
                                                    -------
                                                    $81,865
                                                    =======

    The Company is contingently liable under letters of credit aggregating $171 and $121 at December 31, 2001 and January 1, 2001, respectively, for deposits with the landlord of one of its restaurants and the corporate office.

    Rental expense consists of the following:

                                                                          FISCAL
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Minimum rentals.............................................   $4,491     4,296      3,679
Contingent rentals..........................................      613     1,244      1,174
                                                               ------     -----      -----
                                                               $5,104     5,540      4,853
                                                               ======     =====      =====

    As of December 31, 2001, the Company had signed a lease and incurred certain costs in connection with a planned Smith & Wollensky restaurant in Columbus, Ohio.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(12) INCOME TAXES

    The Company had net losses for Fiscal 2001, Fiscal 2000 and Fiscal 1999. The income tax provision represents current Federal alternative minimum tax in Fiscal 2000 and Fiscal 1999 and certain state and local income taxes. The provision for income taxes consists of the following:

                                                                          FISCAL
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Federal:
  Current...................................................    $ --       179        270
State and local:
  Current...................................................     (45)      129        262
                                                                ----       ---        ---
                                                                $(45)      308        532
                                                                ====       ===        ===

    Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

                                                               FISCAL     FISCAL     FISCAL
                                                                2001       2000       1999
                                                              --------   --------   --------
Computed "expected" tax benefit.............................  $(1,380)    (1,557)     (200)
Increase (reduction) in income taxes resulting from:
  Change in the beginning of the year valuation allowance
    for deferred tax assets.................................    1,125      1,911      (234)
  State and local income taxes, net of federal income tax
    benefit.................................................      155         85       173
  (Increase) decrease in tax credits........................      (86)      (123)      202
  Write-off of offering and financing cost..................       --         --       171
  Nondeductible goodwill amortization.......................      100        100       100
  Nondeductible meals and entertainment expense.............       41         49        63
  Other, net................................................       --       (157)      257
                                                              -------     ------      ----
                                                              $   (45)       308       532
                                                              =======     ======      ====

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

    The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are presented below:

                                                              DEC 31,    JAN. 1,
                                                                2001       2001
                                                              --------   --------
Deferred tax assets:
  Federal and state net operating loss carryforwards........   $1,180        78
  AMT credit carryforward...................................      206       217
  Deferred rent.............................................    1,926     1,816
  Book accounts payable and accrued expenses in excess of
    tax.....................................................      164       454
  Historic rehabilitation and enterprise zone credits.......      924     1,000
  FICA tax credits..........................................      320       319
  Charge to close owned restaurant..........................      888       969
  Property and equipment principally due to difference in
    depreciation and amortization...........................      291        --
                                                               ------     -----
                                                                5,899     4,853
Less valuation allowance....................................    5,899     4,774
                                                               ------     -----
  Deferred tax liabilities:.................................       --        79
Property and equipment principally due to difference in
  depreciation and amortization.............................       --       (79)
                                                               ------     -----
Net deferred tax assets.....................................   $   --        --
                                                               ======     =====

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses and tax credits can be carried forward. Management considers projected future taxable income and tax planning strategies in making this assessment. After consideration of the Company's operating losses in recent years, the recent economic uncertainty that has effected the travel and restaurant industry, and projections for future taxable income over the period, which the deferred tax assets are deductible, a full valuation allowance has been established against the Company's net deferred tax assets.

    As of December 31, 2001, the Company has available $1,450 in tax credits, which are available under certain circumstances to reduce income taxes due, and approximately $3,000 in federal and state net operating loss carryforwards, which are available to offset future taxable income in certain states. These credits and net operating loss carryforwards will expire in various years from 2010 to 2019 and may be subject to certain annual limitations.

(13) COMMON STOCK

    The Company adopted a stock option plan in 1996 (the "1996 Option Plan"), which provided nonqualified options to purchase up to 256,350 shares of common stock to officers and key employees of the Company. No future awards can be granted under the 1996 Option Plan. The 1996 Option Plan is administered by the Company's Chairman. The term of each option was generally ten years, subject to earlier termination upon cessation of employment with the Company. Additionally, the option

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

agreements contain antidilution provisions and acceleration provisions for a change in control, as defined. The exercise price for the 208,700 nonqualified options granted was $10.00 per share, which was the fair market value of the Company's shares at the date of grant. The options vested as follows: (i) 50% of the total options granted vest ratably over a five-year period commencing from the date of grant, (ii) the remaining 50% of the option award, defined as performance-based units, were subject to certain restrictions, which may be removed upon the attainment of defined operating earnings targets, as defined in the agreement, but no later than December 31, 2000. If the earnings targets were met in any of the years, a charge to earnings based on the fair value of the shares would have been required. The Company did not attain these operating earnings targets and therefore 50% or 100,000 of the options awarded were cancelled during Fiscal 2000. In addition, 150 and 8,700 options were cancelled due to employee terminations during Fiscal 2001 and Fiscal 2000, respectively. As of December 31, 2001, 99,850 options remained outstanding under the 1996 stock option plan. See Note 21 for further information.

    The Company also adopted a stock option plan in 1997 (the "1997 Option Plan"), which provided for the issuance of non-qualified stock options to purchase up to 166,666 shares of common stock. No future awards may be granted under the 1997 Option Plan. The option provisions were similar to those contained in the 1996 Option Plan. However, if performance targets were not met related to the performance-based options, the options automatically vested after six years. The exercise price of the 58,066 options granted in Fiscal 1998 was $12.00 per share, the estimated fair market value at the date of grant. In addition, 733 and 10,000 options were cancelled due to employee terminations during Fiscal 2001 and Fiscal 2000, respectively. As of December 31, 2001, 47,333 options remained outstanding under the 1997 Option plan.

    The Company adopted a stock option plan in 2001 (the "2001 Option Plan"), which provides either incentive stock options or nonqualified options. The maximum number of shares of our common stock initially available for awards granted under the 2001 Option Plan is 583,333 shares. In addition, effective January 1, 2002, and each January 1 thereafter during the term of the 2001 Option Plan, the number of shares of common stock available for awards shall be increased automatically by an amount equal to 4% of the total number of issued and outstanding shares. The maximum number of shares of common stock available for grants of incentive stock options is fixed at 583,333 shares. All share limit references are subject to adjustment for capital changes.

    The 2001 Option Plan is administered by the full board of directors. The board has the authority to adopt, amend and rescind rules and regulations, which, in its opinion, may be advisable in the administration of the 2001 Option Plan.

    The Company is permitted to grant non-qualified options to our directors, officers, employees, and consultants and the directors, officers, employees and consultants of our subsidiaries under the 2001 Option Plan. The maximum number of shares with respect to which options may be granted to any one employee in any taxable year may not exceed 500,000 shares.

    Under the 2001 Option Plan, the board of directors may grant stock awards to employees and other key individuals engaged to provide services to the Company or our subsidiaries. A stock award may be made in stock or denominated in stock subject to such terms and conditions as the committee or board of directors may establish.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

    Each option granted under the 2001 Option Plan is evidenced by an option agreement. Each option shall expire not more than ten (10) years from the date of the granting thereof, but shall be subject to earlier termination as may be provided in the option agreement.

    The exercise price of a nonqualified stock option under the 2001 Option Plan was determined by the board of directors, but cannot be less than 50% of the fair market value of our common stock at the time the option was granted. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of grant. The fair market value of our common stock is based on the average of the high and low sales prices as reported in the NASDAQ National Market for the business day immediately preceding the date of the grant of the option. The options and stock awards granted under the 2001 Option Plan vest ratably over five years from the date of grant.

    The 2001 Option Plan also provides that the right of any option holder to exercise an option granted to him or her shall not be assignable or transferable by the option holder other than by will or the laws of descent and distribution, except as otherwise permitted in the option grant agreement.

    An option granted to an employee option holder who ceases to be an employee of the Company or one of our subsidiaries shall be exercisable only to the extent that the right to purchase shares under the option has accrued and is in effect on the date the option holder ceases to be an employee of the Company or one of our subsidiaries.

    The exercise price of the options granted in Fiscal 2001 range from $5.70 to $8.50 per share, the estimated fair market values at the dates of the grants. An employee, who is the beneficial owner of more than 10% of the voting stock in the Company, received an option grant, with a purchase price of $9.35 or 110% of the options fair market value at the date of grant, in accordance with the terms of the 2001 Option Plan. As of December 31, 2001, 580,833 options remained outstanding under the 2001 Option Plan. See Note 21 for further information.

    Activity relating to the Company's option plans was as follows:

                                                                          WEIGHTED AVERAGE
                                                                           EXERCISE PRICE
                                                               NUMBER       PER SHARE OF
                                                             OF OPTIONS     COMMON STOCK
                                                             ----------   ----------------
Options outstanding at December 28, 1998 and January 3,
  2000.....................................................    266,766         $10.44
Options cancelled during Fiscal 2000.......................   (118,700)         10.17
                                                              --------         ------
Options outstanding at January 1, 2001.....................    148,066          10.65
Options granted during Fiscal 2001.........................    580,833           7.29
Options cancelled..........................................       (883)         11.66
                                                              --------         ------
Options outstanding at December 31, 2001...................    728,016         $ 7.97
                                                              ========         ======

    As of December 31, 2001, the weighted average remaining contractual life of options outstanding was eight and a half years. As of December 31, 2001, there were 135,350 options exercisable at a range of $10.00 to $12.00 per share.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(14) SERIES A CONVERTIBLE PREFERRED STOCK

    On October 31, 1997, the Company completed a private placement offering (the "Offering") of 2,172,794 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") at $9.65 per share.

    Net proceeds to the Company from the Offering were $19,380 after deducting related expenses of $1,588. The Company used $3,489 of the proceeds to redeem 361,569 shares of common stock held by the Company's Chairman.

    The Preferred Stock provided for a cumulative annual dividend of 6.0% payable in the event of the liquidation of the Company or the redemption of the Preferred Stock. Holders of a majority of the outstanding shares of Preferred Stock could elect, beginning on September 30, 2004, to have the Company redeem all of the then outstanding shares of Preferred Stock at the original price plus cumulative and unpaid dividends. As a result of this "put" provision, the Preferred Stock had been classified outside of stockholders' equity in the accompanying consolidated balance sheets. In addition, due to the Company's accumulated deficit, the Offering-related expenses were being amortized directly to additional paid-in capital on a straight-line basis through September 30, 2004. Dividends were accrued and charged directly to additional paid-in capital. At January 1, 2001 cumulative unpaid dividends amounted to $2,724.

    Upon liquidation, holders of the Preferred Stock were entitled to receive, prior and in preference to the holders of common stock, the original purchase price per share of Preferred Stock plus any cumulative unpaid dividends. Holders of the Preferred Stock also had the right to convert, at any time, shares of the Preferred Stock into an equal number of common shares, subject to the anti-dilution provisions discussed below. The Preferred Stock automatically converted into common stock upon the completion by the Company of a public offering (subject to minimum proceeds requirements).

    The conversion price of the Preferred Stock was subject to adjustment in the event of (i) any subdivision or combination of the Company's outstanding common stock, or (ii) any distribution by the Company of (a) a stock dividend, or
(b) assets (other than cash payable out of retained earnings) to holders of common stock. Holders of the Preferred Stock also had certain registration rights (after an initial public offering), co-sale rights (under certain conditions in the event the Company's Chairman or certain other common shareholders sell their shares) and preemptive rights (to participate on a pro-rata basis in future sales of equity securities prior to an initial public offering).

    All shares of convertible redeemable preferred stock outstanding automatically converted into 1,448,529 shares of common stock upon the closing of the Company's IPO.

(15) EXTRAORDINARY ITEM

    On May 29, 2001, the Company, with the proceeds from the IPO, retired $11,000 principal amount of the senior credit facility, $10,000 principal amount of the senior subordinated note and $1,000 principal amount of the senior revolving credit facility. An extraordinary loss of $801, net of a tax benefit of $280, was incurred as a result of the early retirement of debt, consisting of $450 of retirement premiums and $631 for the write-off of the remaining unamortized debt issuance costs.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(16) RELATED PARTY TRANSACTIONS

    The Company manages the Smith & Wollensky restaurant in New York City, and receives annual management fees of 2.3% of restaurant sales. Certain shareholders and officers of the Company are also limited partners of St. James, which owns the Smith & Wollensky restaurant in New York and the Names in the reserved territory, as well as general and limited partners of MW Realty Associates, which owns the property on which the Smith & Wollensky restaurant is located. An affiliate of the Company's Chairman is a general and limited partner of St. James and MW Realty Associates. Management fee revenue relating to this agreement amounted to approximately $556, $615 and $602 for Fiscal 2001, 2000 and 1999, respectively.

    Pursuant to the Licensing Agreement with St. James, the Company obtained the rights and license to use the Names for $2,500. The agreement also provides for additional payments to St. James relating to new restaurant openings and also contains a provision for the payment of a specified termination fee.

    One of the Company's directors has also provided consulting services to the Company since 1997 on an at-will basis for which he receives $500 per day plus reimbursement for out-of-pocket expenses. In

    Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company paid an aggregate of $142, $164 and $140, respectively, for such consulting services.

(17) BENEFIT PLAN

    The Company offers a 401(k) retirement savings plan to all full-time employees age 21 or older upon completing one year of service (1,000 hours in any 12-month period). Employees may contribute a percentage of their gross salaries as defined in the plan, subject to limits prescribed by the IRS. Company contributions are at the discretion of the board of directors. Participants contributions and earnings are fully vested, the Company contributions and earnings vest ratably over five years. For Fiscal 2001, Fiscal 2000 and Fiscal 1999, Company contributions to the plan amounted to approximately $74, $53 and $44, respectively.

(18) LEGAL MATTERS

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(19) CHARGE TO CLOSE OWNED RESTAURANT

    As a result of operating losses due to low customer volume, during the fourth quarter of 2000, the Company recorded a pre-tax charge of $2,423 representing the write-down of assets and accrual of lease exit costs associated with the closure of the Maloney & Porcelli unit in Washington, D.C. The unit was closed during January 2001.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

    In connection with the charge in Fiscal 2000, the Company ascribed no value to the leasehold improvements for this closed location as such assets inure to the benefit of the landlord and estimated the net realizable value of furniture and equipment based upon industry standards. The accrual for lease exit costs was recorded based upon the remaining obligation that the Company estimated it would be required to pay under the underlying lease. The accrual recorded in Fiscal 2000 assumed it would take approximately one year to locate a new tenant.

    In the third quarter of Fiscal 2001, as a result of the difficult economic conditions, exacerbated by the terrorist acts on September 11, 2001 in New York and Washington, D.C. the Company concluded that it would not be able to exit its lease obligation by the end of the year. At that time, the Company recorded an additional charge of $360 assuming a new tenant would not be identified until approximately June 30, 2003.

    Prior to the end of the year, the Company began negotiations to terminate its remaining lease term with the landlord. On January 31, 2002, the Company signed a lease termination agreement with the landlord of the Maloney and Porcelli property in Washington D.C. reducing its remaining obligation under the terms of the lease termination agreement to January 31, 2002. The Company adjusted the accrual to record the remaining costs to be incurred under the terms of the agreement, as well as to write-off the remaining value of the property that it was now abandoning. As a result, the Company reversed approximately $293 in the fourth quarter of Fiscal 2001.

    The components of the Company's charges were as follows:

                                                              DEC. 31,   JAN. 1,
                                                                2001       2001
                                                              --------   --------
Write-down of property and equipment........................    $37       $1,970
Write-down of other assets..................................     --          131
Accrual of lease exit and related costs.....................     30          322
                                                                ---       ------
Charge......................................................    $67       $2,423
                                                                ===       ======

    At December 31, 2001, included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheet is approximately $30, representing the remaining lease costs relating to the restaurant closing.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(20) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations:

                                                 APRIL 2,     JULY 2,     OCTOBER 2,   DECEMBER 31,
                                                   2001         2001         2001          2001
                                                ----------   ----------   ----------   ------------
Owned restaurant sales........................  $   20,533   $   17,822   $   13,449    $   18,815
Management fee income.........................         747          703          479           504
Operating income (loss).......................       1,192          102       (3,966)          520
Net income (loss).............................         305         (209)      (3,928)          338
Extraordinary item............................          --         (703)          --           (98)
Accrual of dividends and amortization of
  issuance costs on preferred shares..........        (372)        (248)          --            --
                                                ----------   ----------   ----------    ----------
Net income (loss) applicable to common
  shares......................................  $      (67)  $   (1,160)  $   (3,928)   $      240
                                                ==========   ==========   ==========    ==========
Net income (loss) applicable to common share
  basic and diluted before extraordinary
  item........................................  $     (.02)  $     (.08)  $     (.42)   $      .04
  Extraordinary loss on early retirement of
    debt, net of tax benefit..................          --   $     (.12)          --    $     (.01)
                                                ----------   ----------   ----------    ----------
Net income (loss) per common shares...........  $     (.02)  $     (.20)  $     (.42)   $      .03
                                                ==========   ==========   ==========    ==========
Weighted average shares used in computing net
  loss per share, basic and diluted...........   3,083,930    5,822,798    9,354,447     9,354,447
                                                ==========   ==========   ==========    ==========

                                                 APRIL 3,     JULY 3,     OCTOBER 2,    JANUARY 1,
                                                   2000         2000         2000          2001
                                                ----------   ----------   ----------   ------------
Owned restaurant sales........................  $   20,673   $   19,995   $   18,496    $   22,299
Management fee income.........................         723          713          704           920
Operating income (loss).......................         544          288         (933)       (1,423)
Net loss......................................        (319)        (542)      (1,772)       (2,253)
Accrual of dividends and amortization of
  issuance costs on preferred shares..........        (372)        (372)        (372)         (372)
                                                ----------   ----------   ----------    ----------
Net loss applicable to common shares..........  $     (691)  $     (914)  $   (2,144)   $   (2,625)
                                                ==========   ==========   ==========    ==========
Net loss per common shares....................  $     (.22)  $     (.30)  $     (.70)   $     (.85)
                                                ==========   ==========   ==========    ==========
Weighted average shares used in computing net
  loss per share, basic and diluted...........   3,083,930    3,083,930    3,083,930     3,083,930
                                                ==========   ==========   ==========    ==========

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                 (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     DECEMBER 31, 2001 AND JANUARY 1, 2001
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE/UNIT AMOUNTS)

(21) SUBSEQUENT EVENT

    In February 2002, the Company implemented an option exchange program allowing employees, officers and directors to exchange all stock options to purchase common stock having an exercise price greater than $5.70 per share granted under The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan), as amended, The New York Restaurant Group, Inc. 1997 Stock Option Plan and The Smith & Wollensky Restaurant Group, Inc. 2001 Stock Incentive Plan (the "2001 Option Plan") for new options to be granted under the 2001 Option Plan. Under the exchange program, options to purchase approximately 447,183 shares of common stock were tendered and cancelled. An equal number of new option shares will be granted by the Company on or about September 5, 2002. The exercise price of each option will be equal to 100% of the market price of one of our shares of common stock on the date of grant of the new options, determined in accordance with the terms of the 2001 Option Plan. Each new option granted will vest in accordance with the vesting schedule of the cancelled options. The option exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable award accounting.

                    SMITH &WOLLENSKY RESTAURANT GROUUP, INC
                (FORMERLY THE NEW YORK RESTARURANT GROUP, INC.)
                                AND SUBSIDIARIES

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                                                  ADDITIONS
                                                    BALANCE AT    CHARGED TO
                                                    BEGINNING       COSTS,                   BALANCE AT
                                                        OF        PROVISIONS                   END OF
DESCRIPTION                                           PERIOD     AND EXPENSES   DEDUCTIONS     PERIOD
-----------                                         ----------   ------------   ----------   ----------
Year ended December 31, 2001
Allowance for doubtful accounts...................      $18          $391         $  (69)       $340

Year ended January 1, 2001
Allowance for doubtful accounts...................      $18          $191         $ (191)       $ 18

Year ended January 3, 2000
Allowance for doubtful accounts...................      $18          $106         $ (106)       $ 18