Form 10-Q
period 2002-04-01
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2002-05-16
CIK 1137047

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2002
                                  -------------

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ______________ TO __________

                          COMMISSION FILE NO. 333-57518

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                  --------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  58-2350980
       ------------------------------------------------------------------
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                  1114 FIRST AVENUE, NEW YORK, NY           10021
           ----------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                  212-838-2061
           -----------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

As of May 15, 2002 the registrant had 9,354,266 Shares of its Common Stock, $.01 par value, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX

                                                                                              PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheets as of April 1, 2002 and December 31, 2001                         3

   Consolidated Statements of Operations for the three month periods ended
      April 1, 2002 and April 2, 2001                                                            4

   Consolidated Statements of Stockholders' Equity for the three month periods ended
      April 1, 2002 and April 2, 2001                                                            5

   Consolidated Statements of Cash Flows for the three month periods ended
      April 1, 2002 and April 2, 2001                                                            6

   Notes to Consolidated Financial Statements                                                  7-8

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                                        8-12

Item 3. Quantitative and Qualitative Disclosure about Market Risk                               12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                       12

Item 2. Changes in Securities and Use of Proceeds                                               12

Item 3. Defaults upon Senior Securities                                                         13

Item 4. Submission of Matters to a Vote of Security Holders                                     13

Item 5. Other Information                                                                       13

Item 6. Exhibits and Reports on Form 8-K                                                        13

Signature                                                                                       14

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 APRIL 1,       DECEMBER 31,
                                                                                   2002             2001
                                                                               -----------     ------------
                                                                                (UNAUDITED)
                                     ASSETS

Current assets:
 Cash                                                                           $    6,241      $   4,561
 Short-term investments                                                              2,667          2,377
 Accounts receivable, less allowance for doubtful accounts of
  $340 at April 1, 2002 and December 31, 2001                                        3,060          3,599
 Merchandise inventory                                                               3,162          3,055
 Prepaid expenses and other current assets                                           1,183          1,048
                                                                               -----------     ------------
     Total current assets                                                           16,313         14,640

Property and equipment, net                                                         41,825         41,306
Goodwill, net                                                                        6,961          6,961
Licensing agreement, net                                                             3,140          3,173
Management contract, net                                                             1,327          1,364
Long-term investments                                                                   --          1,033
Other assets                                                                         2,629          2,621
                                                                               -----------     ------------

   Total assets                                                                 $   72,195      $  71,098
                                                                               ===========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                                              $      218      $     218
 Accounts payable and accrued expenses                                               7,951          7,498
                                                                               -----------     ------------
   Current liabilities                                                               8,169          7,716

Long-term debt, net of current portion                                               1,733          1,847
Deferred rent                                                                        4,999          4,951
                                                                               -----------     ------------
   Total liabilities                                                                14,901         14,514


Stockholders' equity:
 Common stock (par value $.01; authorized 90,000,000 shares;
  9,354,266 shares issued and outstanding at April 1, 2002 and
  December 31, 2001)                                                                    94             94
 Additional paid-in capital                                                         69,854         69,854
 Accumulated deficit                                                               (12,654)       (13,364)
                                                                               -----------     ------------

                                                                                    57,294         56,584
                                                                               -----------     ------------

Commitments and contingencies                                                   $   72,195      $  71,098
                                                                               ===========     ============
    Total liabilities and stockholders' equity


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

               THREE MONTHS ENDED APRIL 1, 2002 AND APRIL 2, 2001

                                                                                APRIL 1,       APRIL 2,
                                                                                  2002           2001
                                                                              ------------   ------------
Owned restaurant sales                                                        $     19,517   $     20,533
                                                                              ------------   ------------

Cost of owned restaurant sales:
 Food and beverage costs                                                             5,566          6,138
 Salaries and related benefit expenses                                               5,481          5,757
 Restaurant operating expenses                                                       2,912          2,907
 Occupancy and related expenses                                                      1,366          1,250
 Marketing and promotional expenses                                                    704            841
 Depreciation and amortization expenses                                                793            742
                                                                              ------------   ------------

   Total cost of owned restaurant sales                                             16,822         17,635
                                                                              ------------   ------------

Income from owned restaurant operations                                              2,695          2,898

Management fee income                                                                  621            747
                                                                              ------------   ------------

Income from owned and managed restaurants                                            3,316          3,645

General and administrative expenses                                                  2,304          2,167

Royalty expense                                                                        270            286

                                                                              ------------   ------------
Operating income                                                                       742          1,192

Interest expense                                                                       (39)          (660)
Amortization of deferred debt financing costs                                           --            (56)
Interest income                                                                         57              7
                                                                              ------------   ------------
                                                                                        18           (709)

Income before provision for
 income taxes                                                                          760            483

Provision for income taxes                                                              50            178
                                                                              ------------   ------------

Net income                                                                             710            305

Accrual of dividends and amortization of
 issuance costs of preferred shares                                                     --           (372)
                                                                              ------------   ------------

Net income (loss) applicable to common shares                                 $        710   $        (67)
                                                                              ============   ============

Income (loss) applicable to common shares - basic and diluted:

 Net income (loss) per common share                                           $       0.08   $      (0.02)
                                                                              ============   ============

Weighted average common shares outstanding:
 Basic and diluted                                                               9,354,266      3,083,930
                                                                              ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

               THREE MONTHS ENDED APRIL 2, 2001 AND APRIL 1, 2002

                                                                               ADDITIONAL
                                                      COMMON STOCK              PAID-IN       ACCUMULATED   STOCKHOLDERS'
                                                  SHARES          AMOUNT        CAPITAL        DEFICIT        EQUITY
                                               -----------     ------------   ------------   ------------   ------------
Balance at January 1, 2001                       3,083,930     $         31   $     10,103   $     (9,069)  $      1,065

Accrued dividends on preferred shares                                                 (316)                         (316)
Amortization of issuance costs on
   preferred shares                                                                    (56)                          (56)
Net income                                                                                            305            305
                                               -----------     ------------   ------------   ------------   ------------
Balance at April 2, 2001                         3,083,930     $         31   $      9,731   $     (8,764)  $        998
                                               ===========     ============   ============   ============   ============

Balance at December 31, 2001                     9,354,266     $         94   $     69,854   $    (13,364)  $     56,584
Net income                                                                                            710            710
                                               -----------     ------------   ------------   ------------   ------------
Balance at April 1, 2002                         9,354,266     $         94   $     69,854   $    (12,654)  $     57,294
                                               ===========     ============   ============   ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

               THREE MONTHS ENDED APRIL 1, 2002 AND APRIL 2, 2001

                                                                                APRIL 1,       APRIL 2,
                                                                                  2002           2001
                                                                              ------------   ------------
Cash flows from operating activities:
Net income                                                                    $        710   $        305
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                        905            913
  Amortization of debt discount                                                          -             20
  Changes in operating assets and liabilities:
   Accounts receivable                                                                 539           (660)
   Merchandise inventory                                                              (107)           633
   Prepaid expenses and other current assets                                          (135)          (337)
   Other assets                                                                         81         (1,108)
   Accounts payable and accrued expenses                                               453            566
   Deferred rent                                                                        41            119

---------------------------------------------------------------------------   ------------   ------------
     Net cash provided by operating activities                                       2,487            451
---------------------------------------------------------------------------   ------------   ------------

Cash flows from investing activities:
Purchase of property and equipment                                                  (1,338)          (302)
Purchase of nondepreciable assets                                                      (98)           (25)
Purchase of short-term investments                                                  (1,634)            --
Proceeds from the sale of short-term investments                                     2,377             --

---------------------------------------------------------------------------   ------------   ------------
     Cash flows used in investing activities                                          (693)          (327)
---------------------------------------------------------------------------   ------------   ------------

Cash flows from financing activities:
  Principal payments of long-term debt                                                (114)          (311)

---------------------------------------------------------------------------   ------------   ------------
      Cash flows used in financing activities                                         (114)          (311)
---------------------------------------------------------------------------   ------------   ------------

Net change in cash and cash equivalents                                              1,680           (187)

Cash and cash equivalents at begining of period                                      4,561            370
---------------------------------------------------------------------------   ------------   ------------

Cash and cash equivalents at end of period                                    $      6,241   $        183
===========================================================================   ============   ============
Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                                 $         37   $        925
                                                                              ============   ============
     Income Taxes                                                             $         80   $         89
                                                                              ============   ============
   Noncash investing and financing activities:
    Accrued dividends on preferred shares                                     $         --   $        316
                                                                              ============   ============
    Amortization of issuance costs on preferred shares                        $         --   $         56
                                                                              ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 1, 2002 AND APRIL 2, 2001

(1)  GENERAL

     The accompanying unaudited consolidated financial statements include The Smith & Wollensky Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). They do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2001 filed by the Company on Form 10-K with the Securities and Exchange Commission on March 29, 2002. Results for the interim periods presented herein are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year.

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

     The Company utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended April 1, 2002 and April 2, 2001 represent 13-week reporting periods.

(2)  INVESTMENT SECURITIES

The Company held corporate bonds as investments as of April 1, 2002 with fair value of available-for-sale securities that equate to book value.

(3)  NET INCOME (LOSS) PER COMMON SHARE

     The Company calculates earnings income (loss) per common share in accordance with Statement of Financial Accounting Standards, ("SFAS"), No. 128, "Earnings Per Share". Basic earnings income (loss) per common share are computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings income
(loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning January 2, 2001 and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net income (loss) per common share for the three months ended April 2, 2001 are the same as basic net income (loss) per common share due to the anti-dilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants. Such options, warrants and convertible preferred shares amounted to 1,520,332 for the three months ended April 2, 2001. The preferred shares converted into common stock simultaneously with the IPO. Dilutive net income per common share for the three months ended April 1, 2002 are the same as basic net income per common share as the exercise of options would have been anti-dilutive.

The following table sets forth the calculation for earnings per share on a weighted average basis:

                                                                          THREE MONTHS ENDED

                                                                       APRIL 1,          APRIL 2,
                                                                         2002              2001
                                                                     ------------      -----------
                NUMERATOR:
                 Income before accrual of dividends
                   and amortization of issuance costs of
                   preferred shares                                  $    710,000      $   305,000
                 Less: Accrual of dividends and amortization of
                        issuance costs of preferred shares                      -         (372,000)
                                                                     ------------      -----------
              Net income (loss) available to common stockholders     $    710,000      $   (67,000)
                                                                     ============      ===========

                DENOMINATOR:
                                                                     ------------      -----------

                Weighted average common shares outstanding              9,354,266        3,083,930 (1)
                                                                     ============      ===========

                PER COMMON SHARE - BASIC AND DILUTED:

                                                                     ------------      -----------
                Net income (loss) available to common
                stockholders                                         $        .08      $      (.02)
                                                                     ============      ===========

     (1) Dilutive shares and basic shares are the same due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants.

(4)  LEGAL MATTERS

     The Company is involved in various legal actions arising in the ordinary course of business. Management is of the opinion, pursuant to the advice of counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(5)  GOODWILL

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer being amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As of the date of adoption of SFAS No. 142, the Company has unamortized goodwill in the amount of $7.0 million, which will be subject to the transition provisions of SFAS No. 142.

This statement also required an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. Pursuant to SFAS No. 142, the Company completed its impairment analysis for goodwill in accordance with SFAS No. 142. The analysis did not result in an impairment charge.

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in 2001:


                                                                   FOR THE THREE MONTHS ENDED
                                                             --------------------------------------
                                                                APRIL 1, 2002        APRIL 2, 2001
                                                             -----------------    -----------------
      Reported net income                                    $             710                  305
      Add back: Goodwill amortization                                                            73
                                                             -----------------    -----------------

      Adjusted net income                                    $             710                  378
                                                             =================    =================

The effect on earnings per share if the provisions of SFAS No. 142 were in effect in 2001 would have been $.02 for the three months ended April 2, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, "THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.", THE "COMPANY", "WE", "US" OR "OUR" REFERS TO THE
SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND ITS SUBSIDIARIES. CERTAIN STATEMENTS IN THIS FORM 10-Q WHICH ARE NOT HISTORICAL FACTS MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "THINKS", "ANTICIPATES", "PLANS", EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THE RESULTS PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO:
CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH IMPACT CUSTOMER TRAFFIC AT THE COMPANY'S RESTAURANTS IN GENERAL AND WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; VARIOUS FACTORS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF THE COMPANY'S NEW RESTAURANTS, INCLUDING FACTORS UNDER THE INFLUENCE AND CONTROL OF THE COMPANY'S LANDLORDS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, MANAGEMENT AND HOURLY LABOR, ENERGY OR OTHER RESOURCES NECESSARY TO SUCCESSFULLY OPERATE THE COMPANY'S RESTAURANTS; THE COMPANY'S ABILITY TO RAISE PRICES SUFFICIENTLY TO OFFSET COST INCREASES; THE SUCCESS OF STRATEGIC AND OPERATING INITIATIVES, INCLUDING NEW RESTAURANT CONCEPTS; ADVERSE PUBLICITY ABOUT THE COMPANY OR ITS RESTAURANTS; RELATIONS BETWEEN THE COMPANY AND ITS EMPLOYEES; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY
OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND THE COMPANY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

OUR OPERATING RESULTS WERE AS FOLLOWS:

                                                                        THREE MONTHS ENDED

                                                               APRIL 1,                 APRIL 2,
                                                                 2002                    2001
                                                         --------------------    --------------------

             Consolidated Statement of
             Operations Data:

             Owned restaurant sales                       $  19,517    100.0%     $  20,533    100.0%
             Cost of owned restaurant sales:
              Food and beverage costs                         5,566     28.5          6,138     29.9
              Salaries and related benefit expenses           5,481     28.1          5,757     28.0
              Restaurant operating expenses                   2,912     14.9          2,907     14.2
              Occupancy and related expenses                  1,366      7.0          1,250      6.1
              Marketing and promotional expenses                704      3.6            841      4.1
              Depreciation and amortization                     793      4.1            742      3.6
                                                         -----------  -------    -----------  -------
              Total cost of owned restaurant sales           16,822     86.2         17,635     85.9
                                                         -----------  -------    -----------  -------
              Income from owned restaurant operations         2,695     13.8          2,898     14.1

              Management fee income                             621      3.2            747      3.6
                                                         -----------  -------    -----------  -------
              Income from owned and
               managed restaurants                            3,316     17.0          3,645     17.7
              General and administrative expenses             2,304     11.8          2,167     10.5
              Royalty expense                                   270      1.4            286      1.4
                                                         -----------  -------    -----------  -------
             Operating income                                   742      3.8          1,192      5.8
             Interest income (expense), net                      18      0.1           (709)     3.4
                                                         -----------  -------    -----------  -------
             Income before provision for
              income taxes                                      760      3.9            483      2.4
             Provision for income taxes                          50      0.3            178      0.9
                                                         -----------  -------    -----------  -------
             Net income                                   $     710      3.6%     $     305      1.5%
                                                         ===========  =======    ===========  =======

THREE MONTHS ENDED APRIL 1, 2002 COMPARED TO THE THREE MONTHS ENDED APRIL 2,
2001

OWNED RESTAURANT SALES. Owned restaurant sales decreased $1.0 million or 4.9%, to $19.5 million for the three months ended April 1, 2002 from $20.5 million for the three months ended April 2, 2001. The decrease in sales for the three months ended April 1, 2002 compared with the same period from 2001 is due to the slower recovery of tourist and business travel related to the national economic slowdown experienced in the latter part of the third and fourth quarters of 2001, combined with the disruption caused by continued road and bridge repairs adjacent to the Smith & Wollensky restaurant in Chicago.

FOOD AND BEVERAGE COSTS. Food and beverage costs decreased $572,000 to $5.6 million for the three months ended April 1, 2002 from $6.1 million for the three months ended April 2, 2001. Food and beverage costs as a percent of owned restaurant sales decreased to 28.5% for the three months ended April 1, 2002 from 29.9% for the three months ended April 2, 2001, primarily due to lower beef and seafood costs combined with the effort to buy commodities in volume, and continued cost efficiencies at the units.

SALARIES AND RELATED BENEFITS. Salaries and related benefits decreased $276,000 to $5.5 million for the three months ended April 1, 2002 from $5.8 million for the three months ended April 2, 2001. Salaries and related benefits as a percent of owned restaurant sales increased to 28.1% for the three months ended April 1, 2002 from 28.0% for the three months ended April 2, 2001. The increase in the percentage was a result of the overall decrease in sales combined with increases in health insurance premiums.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses remained constant at $2.9 million for the three months ended April 1, 2002 and April 2, 2001. Restaurant operating expenses as a percent of owned restaurant sales increased to 14.9% for the three months ended April 1, 2002 from 14.2% for the three months ended April 2, 2001 primarily as a result of the overall decrease in sales combined with increases in insurance premiums and repairs and maintenance.

OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses increased $116,000 to $1.4 million for the three months ended April 1, 2002 from $1.3 million for the three months ended April 2, 2001. Occupancy and related expenses as a percent of owned restaurant sales increased to 7.0% for the three months ended April 1, 2002 from 6.1% for the three months ended April 2, 2001, primarily due to the distribution of fixed rental costs over a decreasing revenue base.

MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased $137,000 to $704,000 for the three months ended April 1, 2002 from $841,000 for the three months ended April 2, 2001. Marketing and promotional expenses as a percent of owned restaurant sales increased to 4.1% for the three months ended April 1, 2002 from 3.6% for the three months ended April 2, 2001, primarily due to the decreasing revenue base combined with a decrease in advertising rates.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $51,000 to $793,000 for the three months ended April 1, 2002 from $742,000 for the three months ended April 2, 2001.

MANAGEMENT FEE INCOME. Management fee income decreased $126,000 to $621,000 for the three months ended April 1, 2002 from $747,000 for the three months ended April 2, 2001, primarily due to a net decrease in overall sales from managed units.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $137,000 to $2.3 million for the three months ended April 1, 2002 from $2.2 million for the three months ended April 2, 2001. General and administrative expenses as a percent of owned restaurant sales increased to 11.8% for the three months ended April 1, 2002 from 10.5% for the three months ended April 2, 2001. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percent of owned and managed restaurant sales increased to 7.2% for the three months ended April 1, 2002 from 6.5% for the three months ended April 2, 2001. The increase was primarily due to the distribution of fixed general and administrative expenses over a decreasing revenue base and increases to directors and officers' liability insurance premiums and general professional and consulting fees. This was partially offset by the elimination of amortization of goodwill in conjunction with the Company's adoption of the provisions of SFAS No. 142 for fiscal year 2002, effective January 1, 2002.

ROYALTY EXPENSE. Royalty expense decreased $16,000 to $270,000 for the three months ended April 1, 2002 from $286,000 for the three months ended April 2, 2001, primarily due to a net decrease in sales from the Smith & Wollensky units of approximately $820,000.

INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $727,000 to $18,000 of interest income for the three months ended April 1, 2002 from $709,000 of interest expense for the three months ended April 2, 2001, primarily due to the repayment of the senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility on May 29, 2001.

PROVISION FOR INCOME TAXES. The income tax provision for the three months ended April 1, 2002 was based on state and local tax rates. No federal income tax was provided for the three months ended April 1, 2002 due to the net operating loss carryforward. The rate applied to the three months ended April 2, 2001 comprises the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rate for 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded our capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes and bank debt and in fiscal 2001 through its IPO. Net cash provided by operating activities amounted to $2.5 million for the three months ended April 1, 2002 and $451,000 for the three months ended April 2, 2001.

Net cash used in financing activities was $114,000 for the three months ended April 1, 2002 and $311,000 for the three months ended April 2, 2001. Funds used in financing activities represent principal payments on long-term debt for the three month periods ended April 1, 2002 and April 2, 2001, respectively.

The Company used cash primarily to fund the development and construction of new restaurants and expansion of existing restaurants. Net cash used in investing activities was $693,000 for the three months ended April 1, 2002 and $327,000 for the three months ended April 2, 2001. Total capital expenditures were $1.3 million for the three months ended April 1, 2002 and $ 302,000 for the three months ended April 2, 2001.

The remaining capital expenditures for the current fiscal year are expected to be approximately $1.7 million to $4.2 million in 2002, depending on the total units to be opened in 2002. With regard to our future expansion, the Company is moving ahead cautiously as management evaluates and monitors economic conditions. The Company expects to open one to two new Smith & Wollensky restaurants in 2002. The Company continues construction on a 375 seat Smith & Wollensky in Columbus, Ohio, which is planned to open at the beginning of the third quarter.

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

On June 29, 1999, we entered into a senior subordinated note purchase agreement with Magnetite. In connection with such purchase agreement, we issued a $10.0 million senior subordinated note bearing interest at 12.5%. With the net proceeds of the IPO, on May 29, 2001 we repaid all debt outstanding under the senior subordinated note, including accrued interest and a prepayment premium. In connection with the Magnetite financing, we issued Magnetite warrants to purchase up to 71,837 shares of our common stock at an exercise price of $.01 per share. Magnetite exercised their warrant on June 14, 2001. In connection with the exercise, the Company wrote off the remaining unamortized fair value of these warrants to additional paid in capital. Proceeds from the Company's IPO were used to retire this note in 2001.

In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bear interest at rates ranging from 8.0% to 12.0%. The aggregate outstanding balance of such liabilities was approximately $163,000 as of April 1, 2002. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, expires in June 2004, and bears interest at 8.0% per year. In addition, we assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.8 million as of April 1, 2002.

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

PROPERTIES

We lease restaurant and office facilities and real property under operating leases expiring in various years through 2024. As of April 1, 2002, our future minimum lease payments of our headquarters and restaurants are as follows:
2002--$3.6 million; 2003--$5.2 million; 2004--$5.3 million; and
thereafter--$66.7 million. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property, that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at April 1, 2002.


                                 EXPECTED MATURITY DATE FOR FISCAL YEAR ENDED

                                                                                                        FAIR
                                                                                                       VALUE
                                                                                                      APRIL 1,
                              2002     2003     2004     2005     2006     THEREAFTER      TOTAL        2002
                             ------   ------   ------   ------   ------   ------------   ---------   ----------
DEBT                                                           Dollars in thousands

Long-term variable rate      $   21   $   31   $  959                                     $ 1,011     $  1,011
Average interest rate                                                                        8.5%

Long-term fixed rate         $   82   $  150   $   45   $   49   $   53     $    561          940        1,068
Average interest rate                                                                        7.8%

                                                                                          --------    ---------
Total Debt                                                                                $ 1,951     $  2,079
                                                                                          ========    =========

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

Item 2.  Changes in Securities and Use of Proceeds

(a) Inapplicable.

(b) Inapplicable.

(c) Inapplicable.

(d)
       On May 23, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-57518) pursuant to which we offered and sold 4,750,00 shares of our common stock for net proceeds to the Company of approximately $36.1 million and certain of our stockholders sold 545,972 shares of our common stock. The following table sets forth our cumulative use of the net offering proceeds as of April 1, 2002:

            Repayment of indebtedness......................   $22.0 million
            Construction and upgrading of facilities.......    $2.0 million
            Purchase of fixed assets.......................    $1.5 million
            Working capital................................    $1.7 million
                                                              -------------
            Total..........................................   $27.2 million
                                                              =============

       The remaining portion of the net offering proceeds have been invested in cash and investment securities. The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our officers, directors or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits
           10.42 Lease Agreement by and between Easton Town Center LLC and Smith & Wollensky Ohio LLC, dated October 31, 2001, including, guaranty and exhibits thereto.

       (b) Reports on Form 8-K.

           JANUARY 14, 2002 PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           OTHER EVENTS

           On January 14, 2002, the Registrant issued a press release titled "Smith & Wllensky Names Robert Villency to Board of Directors" in which the Registrant announced that Robert D. Villency had been elected to the Company's Board of Directors, bringing the total number of directors to eight.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                    (Registrant)

Date May 15, 2002          By: /s/ ALAN N. STILLMAN
  ------------           -----------------------
                               Alan N. Stillman
                               Chairman of the Board, Chief
                               Executive Officer and Director
                               (principal executive officer)

Date May 15, 2002          By: /s/ ALAN M. MANDEL
  ------------           -----------------------
                               Alan M. Mandel
                               Chief Financial Officer, Executive
                               Vice President of Finance, Secretary
                               and Treasurer (principal financial and
                               accounting officer)