Form 10-Q
period 2002-07-01
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2002-08-15
CIK 1137047

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2002
                                   ----------

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                          COMMISSION FILE NO. 333-57518

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                  --------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     58-2350980
 ------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          1114 FIRST AVENUE, NEW YORK, NY                        10021
      -------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                  212-838-2061
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

As of August 15, 2002 the registrant had 9,354,266 Shares of its Common Stock, $.01 par value, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX

                                                                                               PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of July 1, 2002 and December 31, 2001                            3

  Consolidated Statements of Operations for the three and six month periods ended
    July 1, 2002 and July 2, 2001                                                                 4

  Consolidated Statements of Stockholders' Equity for the six month periods ended
    July 1, 2002 and July 2, 2001                                                                 5

  Consolidated Statements of Cash Flows for the six month periods ended
    July 1, 2002 and July 2, 2001                                                                 6

  Notes to Consolidated Financial Statements                                                    7-9

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                                          9-13

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                        14

Item 2. Changes in Securities and Use of Proceeds                                                14

Item 3. Defaults upon Senior Securities                                                          14

Item 4. Submission of Matters to a Vote of Security Holders                                      15

Item 5. Other Information                                                                        16

Item 6. Exhibits and Reports on Form 8-K                                                         16

Signature                                                                                        17

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          JULY 1,       DECEMBER 31,
                                                                           2002            2001
                                                                       -------------   -------------
                                                                        (UNAUDITED)
                             ASSETS

Current assets:
 Cash                                                                  $       1,964   $       4,561
 Short-term investments                                                        4,500           2,377
 Accounts receivable, less allowance for doubtful accounts of
  $340 at July 1, 2002 and December 31, 2001.                                  3,098           3,599
 Merchandise inventory                                                         3,521           3,055
 Prepaid expenses and other current assets                                     1,161           1,048
                                                                       -------------   -------------
                                                                              14,244          14,640

Property and equipment, net                                                   42,361          41,306
Goodwill, net                                                                  6,961           6,961
Licensing agreement, net                                                       3,327           3,173
Management contract, net                                                       1,289           1,364
Long-term investments                                                             --           1,033
Other assets                                                                   2,839           2,621
                                                                       -------------   -------------

                                                                       $      71,021   $      71,098
                                                                       =============   =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                                     $         208   $         218
 Accounts payable and accrued expenses                                         7,212           7,498
                                                                       -------------   -------------
                                                                               7,420           7,716

Long-term debt, net of current portion                                         1,699           1,847
Deferred rent                                                                  5,067           4,951
                                                                       -------------   -------------
                                                                              14,186          14,514

Stockholders' equity:
 Common stock (par value $.01; authorized 40,000,000 shares;
  9,354,266 shares issued and outstanding at July 1, 2002 and
   December 31, 2001)                                                             94              94
 Additional paid-in capital                                                   69,854          69,854
 Accumulated deficit                                                         (13,113)        (13,364)
                                                                       -------------   -------------

                                                                              56,835          56,584
                                                                       -------------   -------------

Commitments and contingencies

                                                                       $      71,021   $      71,098
                                                                       =============   =============

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       ---------------------------   ---------------------------
                                                          JULY 1,        JULY 2,        JULY 1,        JULY 2,
                                                           2002           2001           2002           2001
                                                       ------------   ------------   ------------   ------------
Owned restaurant sales                                 $     18,725   $     17,822   $     38,242   $     38,355
                                                       ------------   ------------   ------------   ------------

Cost of owned restaurant sales:
 Food and beverage costs                                      5,404          5,202         10,970         11,340
 Salaries and related benefit expenses                        5,672          5,338         11,153         11,095
 Restaurant operating expenses                                2,816          2,554          5,728          5,461
 Occupancy and related expenses                               1,485          1,294          2,851          2,544
 Marketing and promotional expenses                             829            861          1,533          1,702
 Depreciation and amortization expenses                         815            748          1,608          1,490

                                                       ------------   ------------   ------------   ------------

    Total cost of owned restaurant sales                     17,021         15,997         33,843         33,632
                                                       ------------   ------------   ------------   ------------

Income from owned restaurant operations                       1,704          1,825          4,399          4,723

Management fee income                                           641            703          1,262          1,450
                                                       ------------   ------------   ------------   ------------

Income from owned and managed restaurants                     2,345          2,528          5,661          6,173

General and administrative expenses                           2,489          2,185          4,793          4,352

Royalty expense                                                 255            241            525            527

                                                       ------------   ------------   ------------   ------------
Operating income (loss)                                        (399)           102            343          1,294

Interest expense                                                (36)          (427)           (75)        (1,087)
Amortization of deferred debt financing costs                     -            (57)             -           (113)
Interest income                                                  27             47             84             54
                                                       ------------   ------------   ------------   ------------
                                                                 (9)          (437)             9         (1,146)

Income (loss) before provision
  for income taxes                                             (408)          (335)           352            148

Provision (benefit) for income taxes                             51           (126)           101             52
                                                       ------------   ------------   ------------   ------------

Income (loss) before extraordinary loss and
 accrual of dividends and amortization of
 issuance costs of preferred shares                            (459)          (209)           251             96

Extraordinary loss on early retirement of
 debt, net of tax benefit of $378                                 -           (703)             -           (703)
                                                       ------------   ------------   ------------   ------------

Net income (loss)                                              (459)          (912)           251           (607)

Accrual of dividends and amortization of
 issuance costs of preferred shares                               -           (248)             -           (620)
                                                       ------------   ------------   ------------   ------------

Net income (loss) applicable to common shares          $       (459)  $     (1,160)  $        251   $     (1,227)
                                                       ============   ============   ============   ============

Income (loss) applicable to common shares - basic and diluted:

 Income (loss) applicable to common shares before
   extraordinary item                                  $       (.05)  $       (.08)  $       0.03   $       (.12)

 Extraordinary loss on early retirement of
   debt, net of tax benefit                                       -           (.12)  $          -   $       (.16)
                                                       ------------   ------------   ------------   ------------
 Net income (loss) per common share                    $       (.05)  $       (.20)  $       0.03   $       (.28)
                                                       ============   ============   ============   ============

Weighted average common shares outstanding:
 Basic                                                    9,354,266      5,822,754      9,354,266      4,453,342
                                                       ============   ============   ============   ============
 Diluted                                                  9,354,266      5,822,754      9,428,798      4,453,342
                                                       ============   ============   ============   ============

      See accompanying notes to unaudited consolidated financial statements

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                 SIX MONTHS ENDED JULY 2, 2001 AND JULY 1, 2002


                                                             COMMON STOCK          ADDITIONAL
                                                      --------------------------     PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                                         SHARES        AMOUNT        CAPITAL       DEFICIT        EQUITY
                                                      -----------   ------------   -----------   -----------   -------------
Balance at January 1, 2001                              3,083,930   $         31   $    10,103   $    (9,069)  $       1,065

Accrued dividends on preferred shares                                                     (524)                         (524)
Amortization of issuance costs on
 preferred shares                                                                          (96)                          (96)
Net proceeds from initial public offering               4,750,000             48        36,082                        36,130
Conversion of $24,710 of convertible redeemable
 preferred stock into 1,448,499 shares of common
 stock                                                  1,448,499             14        24,696                        24,710
Exercise of warrants and write-off of original
 issue discount on warrants                                71,837              1          (400)                         (399)
Net loss                                                                                                (607)           (607)

                                                      -----------   ------------   -----------   -----------   -------------
Balance at July 2, 2001                                 9,354,266   $         94   $    69,861   $    (9,676)  $      60,279
                                                      ===========   ============   ===========   ===========   =============

Balance at December 31, 2001                            9,354,266   $         94   $    69,854   $   (13,364)  $      56,584
Net income                                                                                               251             251

                                                      -----------   ------------   -----------   -----------   -------------
Balance at July 1, 2002                                 9,354,266   $         94   $    69,854   $   (13,113)  $      56,835
                                                      ===========   ============   ===========   ===========   =============

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                             SIX M0NTHS ENDED
                                                                       -----------------------------
                                                                          JULY 1,         JULY 2,
                                                                           2002            2001
                                                                       -------------   -------------
Cash flows from operating activities:
 Net (loss) income                                                     $         251   $        (607)
 Adjustments to reconcile net loss to net cash (used in) provided by provided by operating activities:
  Depreciation and amortization                                                1,827           1,852
  Amortization of debt discount                                                    -              33
  Extraordinary loss on early retirement of debt                                   -           1,081
  Changes in operating assets and liabilities:
   Accounts receivable                                                           501            (826)
   Merchandise inventory                                                        (466)            727
   Prepaid expenses and other current assets                                    (113)           (422)
   Other assets                                                                  (75)            (16)
   Accounts payable and accrued expenses                                        (286)         (3,006)
   Deferred rent                                                                 101             194

                                                                       -------------   -------------
    Net cash (used in) provided by operating activities                        1,740            (990)
                                                                       -------------   -------------

Cash flows from investing activity:
Purchase of property and equipment                                            (2,709)           (812)
Purchase of nondepreciable assets                                               (161)            (25)
Purchase of short-term investments                                            (3,466)              -
Proceeds from the sale of short-term investments                               2,376               -
Payments under licensing agreement                                              (219)              -

                                                                       -------------   -------------
    Cash flows used in investing activity                                     (4,179)           (837)
                                                                       -------------   -------------

Cash flows from financing activities:
 Principal payments of long-term debt                                           (158)        (22,422)
 Net proceeds from initial public offering                                         -          36,130
 Premium payment on early retirement of debt                                       -            (450)

                                                                       -------------   -------------
    Cash flows (used in) provided by financing activity                         (158)         13,258
                                                                       -------------   -------------

Net change in cash and cash equivalents                                       (2,597)         11,431

Cash and cash equivalents at beginning of period                               4,561             370
                                                                       -------------   -------------

Cash and cash equivalents at end of period                             $       1,964   $      11,801
                                                                       =============   =============

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                                            $          75   $       1,825
                                                                       =============   =============
   Income Taxes                                                        $         196   $         257
                                                                       =============   =============

 Noncash investing and financing activities:
   Accrued dividends on preferred shares                               $           -   $         524
                                                                       =============   =============
   Amortization of issuance costs on preferred shares                  $           -   $          96
                                                                       =============   =============

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 1, 2002 AND JULY 2, 2001

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

     The Company utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended July 1, 2002 and July 2, 2001 represent 13-week reporting periods and the six months ended July 1, 2002 and July 2, 2001 represent 26-week reporting periods.

(2)  NET INCOME (LOSS) PER COMMON SHARE

     The Company calculates earnings income (loss) per common share in accordance with Statement of Financial Accounting Standards, ("SFAS"), No. 128, "Earnings Per Share". Basic earnings income (loss) per common share are computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings income (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning January 2, 2001 and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net income
(loss) per common share for the three and six months ended July 2, 2001 are the same as basic net income (loss) per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants. Such options, warrants and convertible preferred shares amounted to 1,967,967 for the three and six months ended July 2, 2001. The preferred shares converted into common stock simultaneously with the IPO. Dilutive net income per common share for the three months ended July 1, 2002 are the same as basic net income per common share as the exercise of options would have been anti-dilutive. For the six months ended July 1, 2002, diluted earnings per common share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

The following table sets forth the calculation for earnings per share on a weighted average basis:

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            ---------------------------   -----------------------------
                                                               JULY 1,       JULY 2,         JULY 1,         JULY 2,
                                                                2002         2001             2002            2001
                                                            ------------  -------------   ------------  ---------------
NUMERATOR:

Income (loss) before accrual of dividends
   and amortization of issuance costs
   of preferred shares                                      $   (459,000) $    (209,000)  $    251,000  $        96,000
Less:  Accrual of dividends and amortization of
   issuance costs of preferred shares                                  -       (248,000)             -         (620,000)
                                                            ------------  -------------   ------------  ---------------
Net income (loss) available to common
  stockholders                                              $   (459,000)      (457,000)       251,000         (524,000)
Less:  Extraordinary loss on early retirement of
   debt, net of tax benefit                                            -       (703,000)             -         (703,000)
                                                            ------------  -------------   ------------  ---------------
Net loss available to common stockholders                   $   (459,000) $  (1,160,000)  $    251,000  $    (1,227,000)
                                                            ============  =============   ============  ===============

                                                                         WEIGHTED        WEIGHTED     WEIGHTED      WEIGHTED
                                                           TOTAL         AVERAGE          AVERAGE      AVERAGE      AVERAGE
                                                          SHARES         SHARES           SHARES       SHARES        SHARES
                                                         ---------     -----------     -----------   ----------    ----------
DENOMINATOR:

Beginning Common Shares                                  3,083,930       9,354,266       3,083,930    9,354,266     3,083,930

Conversion of Preferred Stock on May 23, 2001            1,448,499                         636,716                    318,358

Initial Public Offering on May 23, 2001                  4,750,000                       2,087,912                  1,043,956

Warrants exercised on June 14, 2001                         71,837                          14,239                      7,120

Weighted average common shares outstanding-
                                                                       -----------     -----------   ----------    ----------
Basic                                                                    9,354,266       5,822,798    9,354,266     4,453,364
                                                                       ===========     ===========   ==========    ==========

Effect of dilutive shares:
Outstanding stock options                                                        -               -       74,532             -
Weighted average common shares outstanding -
                                                                       -----------     -----------   ----------    ----------
Diluted                                                                  9,354,266       5,822,798    9,428,798     4,453,364
                                                                       ===========     ===========   ==========    ==========

PER COMMON SHARE - BASIC AND DILUTED:
Income (loss) available to common stockholders                         $      (.05)    $      (.08)  $      .03    $     (.12)
Extraordinary item                                                               -             .12            -           .16
                                                                       -----------     -----------   ----------    ----------
Net income (loss) available to common
  stockholders                                                         $      (.05)    $      (.20)  $      .03    $     (.28)
                                                                       ===========     ===========   ==========    ==========

(3)  LEGAL MATTERS

     The Company is involved in various legal actions arising in the ordinary course of business. Management is of the opinion, pursuant to the advice of counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(4)  GOODWILL

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer being amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. As of the date of adoption of SFAS No. 142, the Company has unamortized goodwill in the amount of $7.0 million.

This statement also required an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. Pursuant to SFAS No. 142, the Company completed its impairment analysis for goodwill in accordance with SFAS No. 142. The analysis did not result in an impairment charge.

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in 2001:

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                         -----------------------------   ---------------------------
                                         JULY 1, 2002     JULY 2, 2001   JULY 1, 2002   JULY 2, 2001
                                         ------------     ------------   ------------   ------------
          Reported net income (loss)     $       (459)    $       (457)  $        251   $       (524)
          Add back: Goodwill
             amortization                          --               73             --            145
                                         ------------     ------------   ------------   ------------

          Adjusted net income            $       (459)    $       (384)  $        251   $       (379)
                                         ============     ============   ============   ============

The effect on earnings per share if the provisions of SFAS No. 142 were in effect in 2001 would have been $.01 for the three months ended and $.03 for the six months ended July 2, 2001.

(5)  EFFECT OF NEW ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("SFAS No. 145"), RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires gains and losses from extinguishments of debt to be classified as an extraordinary item if they meet the criteria in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect that the implementation of this standard will have a material impact on the Company's results of operations.

     In July 2002, the FASB issued Statement No. 146 ("SFAS 146"), ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, effective for exit or disposal activities that are initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not expect that the implementation of this standard will have a material impact on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, "THE SMITH & WOLLENSKY RESTAURANT GROUP, INC," THE "COMPANY", "WE", "US" OR "OUR" REFERS TO THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND ITS SUBSIDIARIES. CERTAIN STATEMENTS IN THIS FORM 10-Q, WHICH ARE NOT HISTORICAL FACTS, MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "THINKS", "ANTICIPATES", "PLANS", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THE RESULTS PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH IMPACT CUSTOMER TRAFFIC AT THE COMPANY'S RESTAURANTS IN GENERAL AND WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; VARIOUS FACTORS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF THE COMPANY'S NEW RESTAURANTS, INCLUDING FACTORS UNDER THE INFLUENCE AND CONTROL OF THE COMPANY'S LANDLORDS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, MANAGEMENT AND HOURLY LABOR, ENERGY OR OTHER RESOURCES NECESSARY TO SUCCESSFULLY OPERATE THE COMPANY'S RESTAURANTS; THE COMPANY'S ABILITY TO RAISE PRICES SUFFICIENTLY TO OFFSET COST INCREASES; THE SUCCESS OF STRATEGIC AND OPERATING INITIATIVES, INCLUDING NEW RESTAURANT CONCEPTS; ADVERSE PUBLICITY ABOUT THE COMPANY OR ITS RESTAURANTS; RELATIONS BETWEEN THE COMPANY AND ITS EMPLOYEES; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND THE COMPANY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

We opened the first of our Smith & Wollensky prototype units in Columbus, Ohio on June 3, 2002. This prototype unit, which encompasses 10,000 square feet of floor space and has 389 seats, is the first scaled down Smith & Wollensky format to suit small and medium-sized markets. As the first midsize unit, the Company viewed pre-opening costs as an important and necessary investment in the future.

PREOPENING COSTS

We opened our Smith & Wollensky unit in Columbus, Ohio on June 3, 2002. Preopening costs include incremental expenses directly related to the openings of new restaurants that may not be capitalized. As a result of the nature of our upscale, high volume concept, the restaurant preopening process is extensive. The preopening cost for our restaurants usually includes costs to relocate restaurant management employees prior to opening; costs to recruit and train hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and costs related to practice meal service. Preopening costs will vary between locations depending on a number of factors, including the distance from existing restaurants and the corporate office; the size and layout of each unit; the number of employees required to open each restaurant; any difficulties in the staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of delays, if any, in obtaining the required licenses and permits to open the restaurants.

Preopening costs, for the new Smith & Wollensky unit in Columbus, Ohio, were higher than initially anticipated due to it being the first of our new prototype concept and the additional attention it required to ensure a successful opening. Significant preopening costs for a restaurant occur during the two-month period immediately proceeding and the month of the restaurant's opening. We expense preopening costs as incurred.

RESULTS OF OPERATIONS
(Dollars in Thousands)

Our operating results were as follows:

                                                                    THREE MONTHS ENDED
                                                     --------------------------------------------------
                                                          JULY 1, 2002                JULY 2, 2001
                                                     ----------------------      ----------------------
Consolidated Statement of Operations Data:
  Owned restaurant sales                             $     18,725     100.0%     $     17,822     100.0%
  Cost of owned restaurant sales:
    Food and beverage costs                                 5,404      28.9%            5,202      29.2%
    Salaries and related benefit expenses                   5,672      30.3%            5,338      30.0%
    Restaurant operating expenses                           2,816      15.0%            2,554      14.3%
    Occupancy and related expenses                          1,485       7.9%            1,294       7.3%
    Marketing and promotional expenses                        829       4.4%              861       4.8%
    Depreciation and amortization                             815       4.4%              748       4.2%
                                                     ----------------------      ----------------------
  Total cost of owned restaurant sales                     17,021      90.9%           15,997      89.8%
                                                     ----------------------      ----------------------
  Income from owned restaurant operations                   1,704       9.1%            1,825      10.2%
  Management fee income                                       641       3.4%              703       3.9%
                                                     ----------------------      ----------------------
  Income from owned and managed restaurants                 2,345      12.5%            2,528      14.2%
  General and administrative expenses                       2,489      13.3%            2,185      12.3%
  Royalty expense                                             255       1.4%              241       1.4%
                                                     ----------------------      ----------------------
  Operating income (loss)                                    (399)     -2.1%              102       0.6%
  Interest income (expense), net                               (9)      0.0%             (437)     -2.5%
                                                     ----------------------      ----------------------
  Income (loss) before provision for income
    taxes                                                    (408)     -2.2%             (335)     -1.9%
  Provision for income taxes                                   51       0.3%             (126)     -0.7%
                                                     ----------------------      ----------------------
  Income (loss) before extraordinary item,
    net of tax benefit                                       (459)     -2.5%             (209)     -1.2%
  Extraordinary loss on early retirement of debt                -         -              (703)     -3.9%
                                                     ----------------------      ----------------------
  Net income (loss)                                  $       (459)     -2.5%     $       (912)     -5.1%
                                                     ======================      ======================

                                                                       SIX MONTHS ENDED
                                                     -------------------------------------------------
                                                          JULY 1, 2002               JULY 2, 2001
                                                     ---------------------      ----------------------
Consolidated Statement of Operations Data:
  Owned restaurant sales                             $     38,242    100.0%     $     38,355     100.0%
  Cost of owned restaurant sales:
    Food and beverage costs                                10,970     28.7%           11,340      29.6%
    Salaries and related benefit expenses                  11,153     29.2%           11,095      28.9%
    Restaurant operating expenses                           5,728     15.0%            5,461      14.2%
    Occupancy and related expenses                          2,851      7.5%            2,544       6.6%
    Marketing and promotional expenses                      1,533      4.0%            1,702       4.4%
    Depreciation and amortization                           1,608      4.2%            1,490       3.9%
                                                     ---------------------      ----------------------
  Total cost of owned restaurant sales                     33,843     88.5%           33,632      87.7%
                                                     ---------------------      ----------------------
  Income from owned restaurant operations                   4,399     11.5%            4,723      12.3%
  Management fee income                                     1,262      3.3%            1,450       3.8%
                                                     ---------------------      ----------------------
  Income from owned and managed restaurants                 5,661     14.8%            6,173      16.1%
  General and administrative expenses                       4,793     12.5%            4,352      11.3%
  Royalty expense                                             525      1.4%              527       1.4%
                                                     ---------------------      ----------------------
  Operating income (loss)                                     343      0.9%            1,294       3.4%
  Interest income (expense), net                                9      0.0%           (1,146)     -3.0%
                                                     ---------------------      ----------------------
  Income (loss) before provision for income
    taxes                                                     352      0.9%              148       0.4%
  Provision for income taxes                                  101      0.3%               52       0.1%
                                                     ---------------------      ----------------------
  Income (loss) before extraordinary item,
    net of tax benefit                                        251      0.7%               96       0.3%
  Extraordinary loss on early retirement of debt                -        -              (703)     -1.8%
                                                     ---------------------      ----------------------
  Net income (loss)                                  $        251      0.7%     $       (607)     -1.6%
                                                     =====================      ======================

THREE MONTHS ENDED JULY 1, 2002 COMPARED TO THE THREE MONTHS ENDED JULY 2, 2001

OWNED RESTAURANT SALES. Owned restaurant sales increased $903,000 or 5.1%, to $18.7 million for the three months ended July 1, 2002 from $17.8 million for the three months ended July 2, 2001. The increase in sales was due to a $426,000 increase relating to the opening of the Smith & Wollensky unit in Columbus, Ohio, combined with an increase of $477,000 for our comparable owned units open for these entire periods. The increase in sales for the three months ended July 1, 2002 compared with the same period from 2001 is due to a slight recovery of both tourist and business travel, a modest increase in banquet sales and the initial recovery of the national economy.

FOOD AND BEVERAGE COSTS. Food and beverage costs increased $202,000 to $5.4 million for the three months ended July 1, 2002 from $5.2 million for the three months ended July 2, 2001. The increase in food and beverage costs was primarily due to the new Smith & Wollensky unit in Columbus, Ohio, and to a lesser extent the increase in comparable store sales. Food and beverage costs as a percent of owned restaurant sales decreased to 28.9% for the three months ended July 1, 2002 from 29.2% for the three months ended July 2, 2001, primarily due to lower beef and seafood costs combined with the effort to buy commodities in volume, and continued cost efficiencies at the units.

SALARIES AND RELATED BENEFITS. Salaries and related benefits increased $334,000 to $5.7 million for the three months ended July 1, 2002 from $5.3 million for the three months ended July 2, 2001. The increase was primarily due to the opening of the Smith & Wollensky unit in Columbus, Ohio. Salaries and related benefits as a percent of owned restaurant sales increased to 30.3% for the three months ended July 1, 2002 from 30.0% for the three months ended July 2, 2001.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased $262,000 to $2.8 million for the three months ended July 1, 2002 from $2.6 million for the three months ended July 2, 2001. Restaurant operating expenses as a percent of owned restaurant sales increased to 15.0% for the three months ended July 1, 2002 from 14.3% for the three months ended July 2, 2001 primarily as a result of the increases in utilities and repairs and maintenance expenses and to a lesser extent the opening of the Smith & Wollensky unit in Columbus, Ohio.

OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses increased $191,000 to $1.5 million for the three months ended July 1, 2002 from $1.3 million for the three months ended July 2, 2001. The increase in occupancy and related expenses relates to the rent associated with the new Smith & Wollensky unit in Columbus, Ohio, as well as a one-time payment resulting from an assessment of property taxes for one of our units. Occupancy and related expenses as a percent of owned restaurant sales increased to 7.9% for the three months ended July 1, 2002 from 7.3% for the three months ended July 2, 2001.

MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased $32,000 to $829,000 for the three months ended July 1, 2002 from $861,000 for the three months ended July 2, 2001. The decrease in marketing and promotional expenses relates primarily to managements' decision to select the media with the greatest exposure for the company combined with a decrease in advertising rates. This decrease was partially offset by the opening of the Smith & Wollensky unit in Columbus, Ohio. Marketing and promotional expenses as a percent of owned restaurant sales decreased to 4.4% for the three months ended July 1, 2002 from 4.8% for the three months ended July 2, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $67,000 to $815,000 for the three months ended July 1, 2002 from $748,000 for the three months ended July 2, 2001.

MANAGEMENT FEE INCOME. Management fee income decreased $62,000 to $641,000 for the three months ended July 1, 2002 from $703,000 for the three months ended July 2, 2001, primarily due to a net decrease in overall sales from managed units.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $304,000 to $2.5 million for the three months ended July 1, 2002 from $2.2 million for the three months ended July 2, 2001. General and administrative expenses as a percent of owned restaurant sales increased to 13.3% for the three months ended July 1, 2002 from 12.3% for the three months ended July 2, 2001. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percent of owned and managed restaurant sales increased to 8.0% for the three months ended July 1, 2002 from 7.3% for the three months ended July 2, 2001. The increase was primarily due to preopening travel, accommodations and related expenditures for the Smith & Wollensky unit in Columbus, Ohio of approximately $200,000, combined with increases to directors and officers' liability insurance premiums and general professional and consulting fees. This was partially offset by the elimination of amortization of goodwill in conjunction with the Company's adoption of the provisions of SFAS No. 142 for fiscal year 2002, effective January 1, 2002.

ROYALTY EXPENSE. Royalty expense increased $14,000 to $255,000 for the three months ended July 1, 2002 from $241,000 for the three months ended July 2, 2001, primarily due to a net increase in sales from the Smith $ Wollensky units of approximately $763,000.

INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $428,000 to $9,000 of interest expense for the three months ended July 1, 2002 from $437,000 of interest expense for the three months ended July 2, 2001, primarily due to the repayment of the senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility on May 29, 2001.

PROVISION FOR INCOME TAXES. The income tax provision for the three months ended July 1, 2002 was based on state and local tax rates. The rate applied to the three months ended July 2, 2001 comprises the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rate for 2001.

SIX MONTHS ENDED JULY 1, 2002 COMPARED TO THE SIX MONTHS ENDED JULY 2, 2001

OWNED RESTAURANT SALES. Owned restaurant sales decreased $113,000, or 0.3%, to $38.2 million for the six months ended July 1, 2002 from $38.4 million for the six months ended July 2, 2002. The decrease in sales was primarily due to a $461,000 decrease in sales for our comparable owned units open for these entire periods. This was partially offset by the $426,000 increase in sales from the opening of the Smith & Wollensky unit in Columbus, Ohio. The decrease in sales for the six months ended July 1, 2002 compared with the same period from 2001 is due to the lack of improvement in tourist and business travel and the national economy in the first quarter of 2002, combined with the disruption caused by continued road and bridge repairs adjacent to the Smith & Wollensky restaurant in Chicago.

FOOD AND BEVERAGE COSTS. Food and beverage costs decreased $370,000 to $11.0 million for the six months ended July 1, 2002 from $11.3 million for the six months ended July 2, 2001. Food and beverage costs as a percent of owned restaurant sales decreased to 28.7% for the six months ended July 1, 2002 from 29.6% for the six months ended July 2, 2001, primarily due to lower beef and seafood costs combined with the effort to buy commodities in volume, and continued cost efficiencies at the units. The decrease in food and beverage costs was partially offset by the opening of the Smith & Wollensky unit in Columbus, Ohio.

SALARIES AND RELATED BENEFITS. Salaries and related benefits increased $58,000 to $11.2 million for the six months ended July 1, 2002 from $11.1 million for the six months ended July 2, 2001. The increase was primarily due to the opening of the Smith & Wollensky unit in Columbus, Ohio and was partially offset by cost efficiencies achieved in stores opened for the entire period of both years. Salaries and related benefits as a percent of owned restaurant sales increased to 29.2% for the six months ended July 1, 2002 for 28.9% for the six months ended July 2, 2001.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased $267,000 to $5.7 million for the six months ended July 1, 2002 from $5.5 million for the six months ended July 2, 2001. Restaurant operating expenses as a percent of owned restaurant sales increased to 15.0% for the six months ended July 1, 2002 from 14.2% for the six months ended July 2, 2001 primarily as a result of the increases in insurance premiums, operating supplies and repairs and maintenance expenses and to a lesser extent the opening of the Smith & Wollensky unit in Columbus, Ohio.

OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses increased $307,000 to $2.8 million for the six months ended July 1, 2002 from $2.5 million for the six months ended July 2, 2001. The increase in occupancy and related expenses relates to the rent associated with the new Smith & Wollensky unit in Columbus, Ohio, as well as a one-time payment resulting from an assessment of property taxes for one of our units. Occupancy and related expenses as a percent of owned restaurant sales increased to 7.5% for the six months ended July 1, 2002 from 6.6% for the six months ended July 2, 2001.

MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased $169,000 to $1.5 million for the six months ended July 1, 2002 from $1.7 million for the six months ended July 2, 2001. The decrease in marketing and promotional expenses relates primarily to managements' decision to select the media with the greatest exposure for the company combined with a decrease in advertising rates. This decrease was partially offset by the opening of the Smith & Wollensky unit in Columbus, Ohio. Marketing and promotional expenses as a percent of owned restaurant sales decreased to 4.0% for the six months ended July 1, 2002 from 4.4% for the six months ended July 2, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $118,000 to $1.6 million for the six months ended July 1, 2002 from $1.5 million for the six months ended July 2, 2001.

MANAGEMENT FEE INCOME. Management fee income decreased $188,000 to $1.3 million, for the six months ended July 1, 2002 from $1.5 million for the six months ended July 2, 2001, primarily due to a net decrease in overall sales from managed units.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $441,000 to $4.8 million for the six months ended July 1, 2002 from $4.4 million for the six months ended July 2, 2001. General and administrative expenses as a percent of owned restaurant sales increased to 12.5% for the six months ended July 2, 2002 from 11.3% for the six months ended July 2, 2001. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percent of owned and managed restaurant sales increased to 7.6% for the six months ended July 1, 2002 from 6.9% for the six months ended July 2, 2001. The increase was primarily due to preopening travel, accommodations and related expenditures for the Smith & Wollensky unit in Columbus, Ohio of approximately $200,000, combined with increases to directors and officers' liability insurance premiums and general professional and consulting fees. This was partially offset by the elimination of amortization of goodwill in conjunction with the Company's adoption of the provisions of SFAS No.142 for fiscal year 2002, effective January 1, 2002.

ROYALTY EXPENSE. Royalty expense decreased $2,000 to $525,000 for the six months ended July 1, 2002, from $527,000 for the six months ended July 2, 2001, primarily due to a net decrease in sales from the Smith & Wollensky units of approximately $61,000.

INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $1.2 million to $9,000 to interest income for the six months ended July 1, 2002 from $1.1 million of interest expense for the six months ended July 2, 2001, primarily due to the repayment of the senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility on May 29, 2001.

PROVISION FOR INCOME TAXES. The income tax provision for the six months ended July 1, 2002 was based on state and local tax rates. The rate applied to the six months ended July 2, 2001 comprises the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rate for 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes and bank debt and in fiscal 2001 through its initial public offering ("IPO"). Net cash provided by operating activities amounted to $1.7 million for the six months ended July 1, 2002 and used in operating activities amounted to $990,000 for the six months ended July 2, 2001.

Net cash used in financing activities was $158,000 for the six months ended July 1, 2002 and net cash provided by financing activities was $13.3 million for the six months ended July 2, 2001. Funds used in financing activities represent principal payments on long-term debt for the six month period ended July 1, 2002. On May 29, 2001, the Company completed its IPO of 5,295,972 shares of common stock, of which the Company sold 4,750,000 shares, at $8.50 per share. Proceeds of the offering were used to redeem all of the outstanding debt under the Company's senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the offering for the six month period ended July 2, 2001.

The Company used cash primarily to fund the development and construction of new restaurants and expansion of existing restaurants. Net cash used in investing activities was $4.2 million for the six months ended July 1, 2002 and $837,000 for the six months ended July 2, 2001. Total capital expenditures were $2.7 million for the six months ended July 1, 2002 and $812,000 for the six months ended July 2, 2001.

The remaining capital expenditures for the current fiscal year are expected to be approximately $1.5 million in 2002, depending on the total units to be opened in 2002. With regard to our future expansion, the Company is moving ahead cautiously as management evaluates and monitors economic conditions. The Company recently signed a conditional purchase agreement for an existing restaurant and land in Dallas, Texas of approximately 13,000 square feet, which it plans to convert to a Smith & Wollensky restaurant. Management expects the new restaurant to open in early 2003. The Company completed construction on a 389 scat Smith & Wollensky in Columbus, Ohio, which opened June 3, 2002.

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

On June 29, 1999, we entered into a senior subordinated note purchase agreement with Magnetite. In connection with such note purchase agreement, we issued a $10.0 million senior subordinated note bearing interest at 12.5%. With the net proceeds of the IPO, on May 29, 2001 we repaid all debt outstanding under the senior subordinated note on May 29, 2001, including accrued interest and a prepayment premium. In connection with the Magnetite financing, we issued Magnetite warrants to purchase up to 71,837 shares of our common stock at an exercise price of $.01 per share. Magnetite exercised their warrant on June 14, 2001. In connection with the exercise, the Company wrote off the remaining unamortized fair value of these warrants to additional paid in capital. Proceeds from the Company's IPO were used to retire this note in 2001.

In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bear interest at rates ranging from 8.0% to 12.0%. The aggregate outstanding balance of such liabilities was approximately $138,000 as of July 1, 2002. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, expires in June 2004, and bears interest at 5.75% per year. In addition, we assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.8 million as of July 1, 2002.

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

SEASONALITY

Our business in seasonal in nature depending on the region of the United
States in which a particular restaurant is located, with revenues generally being less in the third quarter than in other quarters due to reduced summer volume. As we continue to expand in other locations, the seasonality pattern may change.

INFLATION

Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

EFFECT OF NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("SFAS No. 145") RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires gains and losses from extinguishments of debt to be classified as an extraordinary item if they meet the criteria in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect that the implementation of this standard will have a material impact on the Company's results of operations.

In July 2002, the FASB issued Statement No. 146 ("SFAS 146"), ACCOUNTING
FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, effective for exit or disposal activities that are initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not expect that the implementation of this standard will have a material impact on the Company's results of operations.

PROPERTIES

We lease restaurant and office facilities and real property under operating leases expiring in various years through 2024. As of July 1, 2002, our future minimum lease payments of our headquarters and restaurants are as follows:
2002--$2.5 million; 2003--$5.2 million; 2004--$5.3 million; and
thereafter--$66.7 million. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at July 1, 2002.

                                                                                                            FAIR
                                         EXPECTED MATURITY DATE FOR FISCAL YEAR ENDED                      VALUE
                              ---------------------------------------------------------------------        JULY 1,
                              2002      2003    2004      2005       2006     THEREAFTER     TOTAL          2002
                              -----    ------  ------    ------     ------    ----------    -------       --------
                                                           (Dollars in Thousands)
DEBT

Long-term variable rate       $  14    $   31  $  957                                       $ 1,002       $  1,002
Average interest rate                                                                           5.8%

Long-term fixed rate          $  47    $  150  $   45    $   49     $   53    $      561        905          1,031
Average interest rate                                                                           7.8%
                                                                                            -------       --------
Total Debt                                                                                  $ 1,907       $  2,033
                                                                                            =======       ========

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

Item 2.   Changes in Securities and Use of Proceeds

(a) Inapplicable.

(b) Inapplicable.

(c) Inapplicable.

(d)

          On May 23, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 335-57518) pursuant to which we offered and sold 4,750,000 shares of our common stock for net proceeds to the Company of approximately $36.1 million and certain of our stockholders sold 545,972 shares of our common stock. The following table sets forth our cumulative use of the net offering proceeds as of July 1, 2002.

               Repayment of indebtedness..................................... $  22.0 million
               Construction and upgrading of facilities...................... $   3.3 million
               Purchase of fixed assets...................................... $   1.7 million
               Working capital............................................... $   2.6 million
               Total......................................................... $  29.6 million

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

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 23, 2002. The matter submitted for a vote and the related election results are as follows:

1.        The result of the vote to elect Directors is as follows:

JAY M. GREEN

For                                                           Vote Withheld
---                                                           -------------
In Person                                     -0-             In Person                             -0-
                                   ---------------------                                 ---------------------
By Proxy                                7,911,948             By Proxy                           23,111
                                   ---------------------                                 ---------------------
Total                                   7,911,948             Total                              23,111
                                   ---------------------                                 ---------------------

RICHARD S. LeFRAK

For                                                           Vote Withheld
---                                                           -------------
In Person                                     -0-             In Person                             -0-
                                   ---------------------                                 ---------------------
By Proxy                                7,911,948             By Proxy                           23,111
                                   ---------------------                                 ---------------------
Total                                   7,911,948             Total                              23,111
                                   ---------------------                                 ---------------------

Other directors whose term of office as a director continued after the meeting are: Alan N. Stillman, James H. Dunn, Thomas H. Lee, Eugene I. Zuriff and Robert D. Villency.

2. The result of the vote to amend The Smith & Wollensky Restaurant Group, Inc. Certificate of Incorporation to decrease the number of shares of common stock that the Company has the authority to issue from 90,000,000 to 40,000,000 is as follows:

For                                  Against                                  Abstain
---                                  -------                                  -------
In Person                  -0-       In Person                  -0-           In Person               -0-
                  ----------------                      ----------------                      ----------------
By Proxy             7,926,163       By Proxy                 2,250           By Proxy              6,646
                  ----------------                      ----------------                      ----------------
Total                7,926,163       Total                    2,250           Total                 6,646
                  ----------------                      ----------------                      ----------------

3. The result of the vote to amend The Smith & Wollensky Restaurant Group, Inc. 2001 Stock Incentive Plan to limit the total number of shares of common stock available for grants thereunder is as follows:

For                                  Against                                  Abstain
---                                  -------                                  -------
In Person                  -0-       In Person                      -0-       In Person               -0-
                  ----------------                      ----------------                      ----------------
By Proxy             6,498,828       By Proxy                 1,428,731       By Proxy              7,500
                  ----------------                      ----------------                      ----------------
Total                6,498,828       Total                    1,428,731       Total                 7,500
                  ----------------                      ----------------                      ----------------

4. The result of the vote to ratify the selection of KPMG LLP as the independent certified public auditor of The Smith & Wollensky Restaurant Group, Inc. for fiscal year 2002 is as follows:

For                                  Against                                  Abstain
---                                  -------                                  -------
In Person                  -0-       In Person                    -0-         In Person              -0-
                  ----------------                      ----------------                      ----------------
BY Proxy             7,756,498       BY Proxy                 178,550         By Proxy                11
                  ----------------                      ----------------                      ----------------
Total                7,756,498       Total                    178,550         Total                   11
                  ----------------                      ----------------                      ----------------

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits
                       None.

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

                           THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                           (Registrant)


Date August 15, 2002            By: /s/ ALAN N. STILLMAN
                                ------------------------
                                        Alan N. Stillman
                                        Chairman of the Board, Chief
                                        Executive Officer and Director
                                        (principal executive officer)


Date August 15, 2002            By: /s/ ALAN M. MANDEL
                                ------------------------
                                        Alan M. Mandel
                                        Chief Financial Officer, Executive
                                        Vice President of Finance, Secretary
                                        and Treasurer (principal financial and
                                        accounting officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Smith & Wollensky Restaurant Group, Inc. (the "Company") on Form 10-Q for the period ending July 1, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Alan Stillman, Chief Executive Officer of the Company, and Alan Mandel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respect, the financial condition and results of operations of the Company.


Date August 15, 2002            By: /s/ ALAN N. STILLMAN
                                ------------------------
                                        Alan N. Stillman
                                        Chairman of the Board, Chief
                                        Executive Officer and Director
                                        (principal executive officer)


Date August 15, 2002            By: /s/ ALAN M. MANDEL
                                ------------------------
                                        Alan M. Mandel
                                        Chief Financial Officer, Executive
                                        Vice President of Finance, Secretary
                                        and Treasurer (principal financial and
                                        accounting officer)