Form 10-Q
period 2002-09-30
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2002-11-15
CIK 1137047

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                  -------------

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ______________ TO __________

                          COMMISSION FILE NO. 333-57518

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                         58-2350980
       -----------------------------------------------------------
       (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

            1114 FIRST AVENUE, NEW YORK, NY               10021
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

As of November 14, 2002 the registrant had 9,354,266 Shares of its Common Stock, $.01 par value, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX

                                                                                      PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001             3

  Consolidated Statements of Operations for the three- and nine-month periods ended
    September 30, 2002 and October 1, 2001                                               4

  Consolidated Statements of Stockholders' Equity for the nine-month periods ended
    September 30, 2002 and October 1, 2001                                               5

  Consolidated Statements of Cash Flows for the nine-month periods ended
    September 30, 2002 and October 1, 2001                                               6

  Notes to Consolidated Financial Statements                                           7-9

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                                  9-13

Item 3. Quantitative and Qualitative Disclosure about Market Risk                       14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                               15

Item 2. Changes in Securities and Use of Proceeds                                       15

Item 3. Defaults upon Senior Securities                                                 15

Item 4. Submission of Matters to a Vote of Security Holders                             15

Item 5. Other Information                                                               15

Item 6. Exhibits and Reports on Form 8-K                                                16

Signature                                                                               17

Certifications                                                                       18-20


                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2002              2001
                                                                                  --------------    --------------
                                                                                    (UNAUDITED)        (AUDITED)
                                     ASSETS

Current assets:
 Cash                                                                             $        1,530    $        4,561
 Short-term investments                                                                    5,844             2,377
 Accounts receivable, less allowance for doubtful accounts of $40 and
    $340 at September 30, 2002 and December 31, 2001                                       2,789             3,599
 Merchandise inventory                                                                     3,606             3,055
 Prepaid expenses and other current assets                                                 1,047             1,048
                                                                                  --------------    --------------
                                                                                          14,816            14,640

Property and equipment, net                                                               42,359            41,306
Goodwill, net                                                                              6,961             6,961
Licensing agreement, net                                                                   3,292             3,173
Management contract, net                                                                     854             1,364
Long-term investments                                                                      1,244             1,033
Other assets                                                                               3,065             2,621
                                                                                  --------------    --------------

                                                                                  $       72,591    $       71,098
                                                                                  ==============    ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                                                $          326    $          218
 Accounts payable and accrued expenses                                                     7,567             7,498
                                                                                  --------------    --------------
                                                                                           7,893             7,716

Long-term debt, net of current portion                                                     5,544             1,847
Deferred rent                                                                              5,158             4,951
                                                                                  --------------    --------------
                                                                                          18,595            14,514

Stockholders' equity:
 Common stock (par value $.01; authorized 40,000,000 shares;
   9,354,266 shares issued and outstanding at September 30, 2002 and
   December 31, 2001)                                                                         94                94
 Additional paid-in capital                                                               69,854            69,854
 Accumulated deficit                                                                     (15,952)          (13,364)
                                                                                  --------------    --------------

                                                                                          53,996            56,584
                                                                                  --------------    --------------

Commitments and contingencies                                                     $       72,591    $       71,098
                                                                                  ==============    ==============

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,      OCTOBER 1,       SEPTEMBER 30,      OCTOBER 1,
                                                             2002             2001              2002               2001
                                                        --------------    --------------    --------------    --------------
Owned restaurant sales                                  $       17,213    $       13,449    $       55,455    $       51,804
                                                        --------------    --------------    --------------    --------------

Cost of owned restaurant sales:
 Food and beverage costs                                         5,047             3,987            16,015            15,327
 Salaries and related benefit expenses                           5,793             5,080            16,946            16,175
 Restaurant operating expenses                                   3,021             2,531             8,750             7,992
 Occupancy and related expenses                                  1,527             1,354             4,378             3,898
 Marketing and promotional expenses                                777               774             2,310             2,476
 Depreciation and amortization expenses                            856               742             2,464             2,232
 Charge to close owned restaurant                                    -               360                 -               360
 Write-off of site development costs                                 -               283                 -               283
                                                        --------------    --------------    --------------    --------------

    Total cost of owned restaurant sales                        17,021            15,111            50,863            48,743
                                                        --------------    --------------    --------------    --------------

Income (loss) from owned restaurant operations                     192            (1,662)            4,592             3,061

Management fee income                                              502               479             1,764             1,929
                                                        --------------    --------------    --------------    --------------

Income (loss) from owned and managed restaurants                   694            (1,183)            6,356             4,990

General and administrative expenses                              2,489             2,292             7,273             6,644

Royalty expense                                                    250               191               784               718

Charge for investment in managed restaurant                        722               300               722               300

                                                        --------------    --------------    --------------    --------------
Operating loss                                                  (2,767)           (3,966)           (2,423)           (2,672)

Interest expense                                                   (73)              (59)             (149)           (1,146)
Amortization of deferred debt financing costs                        -                 -                 -              (113)
Interest income                                                     57                94               141               148
                                                        --------------    --------------    --------------    --------------
                                                                   (16)               35                (8)           (1,111)

Loss before provision for income taxes                          (2,783)           (3,931)           (2,431)           (3,783)

Provision (benefit) for income taxes                                56                (3)              157                49
                                                        --------------    --------------    --------------    --------------

Loss before extraordinary loss and
 accrual of dividends and amortization of
 issuance costs of preferred shares                             (2,839)           (3,928)           (2,588)           (3,832)

Extraordinary loss on early retirement of
 debt, net of tax benefit of $378                                    -                 -                 -               703
                                                        --------------    --------------    --------------    --------------

Net loss                                                        (2,839)           (3,928)           (2,588)           (4,535)

Accrual of dividends and amortization of
 issuance costs of preferred shares                                  -                 -                 -              (620)
                                                        --------------    --------------    --------------    --------------

Net loss applicable to common shares                    $       (2,839)   $       (3,928)   $       (2,588)   $       (5,155)
                                                        ==============    ==============    ==============    ==============

Loss applicable to common shares - basic and diluted:

 Loss applicable to common shares before
   extraordinary item                                   $         (.30)   $         (.42)   $         (.28)   $         (.73)

 Extraordinary loss on early retirement of
   debt, net of tax benefit                                          -                 -                 -               .12
                                                        --------------    --------------    --------------    --------------
 Net loss per common share                              $         (.30)   $         (.42)   $         (.28)   $         (.85)
                                                        ==============    ==============    ==============    ==============

Weighted average common shares outstanding:
   Basic and diluted                                         9,354,266         9,354,266         9,354,266         6,086,983
                                                        ==============    ==============    ==============    ==============

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

            NINE MONTHS ENDED OCTOBER 1, 2001 AND SEPTEMBER 30, 2002

                                                                                     ADDITIONAL
                                                            COMMON STOCK               PAID-IN     ACCUMULATED     STOCKHOLDERS'
                                                        SHARES         AMOUNT          CAPITAL       DEFICIT          EQUITY
                                                    ------------    ------------    ------------   ------------    ------------
Balance at January 1, 2001                             3,083,930    $         31    $     10,103   $     (9,069)   $      1,065

Accrued dividends on preferred shares                                                       (524)                          (524)
Amortization of issuance costs on preferred shares                                           (96)                           (96)
Net proceeds from initial public offering              4,750,000              48          35,950                         35,998
Conversion of $24,710 of convertible redeemable                                                                               -
 preferred stock into 1,448,499 shares of
 common stock                                          1,448,499              14          24,696                         24,710
Exercise of warrants and write-off of original
 issue discount on warrants                               71,837               1            (400)                          (399)
Net loss                                                                                                 (4,535)         (4,535)

                                                    ------------    ------------    ------------   ------------    ------------
Balance at October 1, 2001                             9,354,266    $         94    $     69,729   $    (13,604)   $     56,219
                                                    ============    ============    ============   ============    ============

Balance at December 31, 2001                           9,354,266    $         94    $     69,854   $    (13,364)   $     56,584
Net loss                                                                                                 (2,588)         (2,588)

                                                    ------------    ------------    ------------   ------------    ------------
Balance at September 30, 2002                          9,354,266    $         94    $     69,854   $    (15,952)   $     53,996
                                                    ============    ============    ============   ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                       SEPTEMBER 30,     OCTOBER 1,
                                                                           2002             2001
                                                                       -----------------------------
Cash flows from operating activities:
 Net loss                                                              $      (2,588)   $     (4,535)
 Adjustments to reconcile net loss to net cash (used in) provided by provided by operating activities:
   Depreciation and amortization                                               2,766           2,759
   Amortization of debt discount                                                   -              33
   Charge to close owned restaurant                                                -           1,081
   Changes in operating assets and labilities:
     Accounts receivable                                                         810          (1,052)
     Merchandise inventory                                                      (551)            681
     Prepaid expenses and other current assets                                     1            (521)
     Other assets                                                               (254)            (21)
     Accounts payable and accrued expenses                                        69          (3,258)
     Deferred rent                                                               187             297
--------------------------------------------------------------------   -----------------------------
        Net cash (used in) provided by  operating activities                     440          (4,536)
--------------------------------------------------------------------   -----------------------------

Cash flows from investing activity:
Purchase of property and equipment                                            (3,597)         (1,730)
Purchase of nondepreciable assets                                               (216)            (58)
Purchase of long-term investments                                             (2,296)              -
Purchase of short-term investments                                            (3,324)              -
Proceeds form the sale of short-term investments                               2,376               -
Payments under licensing agreement                                              (219)              -

--------------------------------------------------------------------   -----------------------------
        Cash flows used in investing activity                                 (7,276)         (1,788)
--------------------------------------------------------------------   -----------------------------

Cash flows from financing activities:

 Principal payments of long-term debt                                           (195)        (22,460)
 Net proceeds from initial public offering                                         -          35,998
 Premium payment on early retirement of debt                                       -            (450)
 Proceeds from the issuance of long-term debt                                  4,000               -

--------------------------------------------------------------------   -----------------------------
     Cash flows provided by financing activity                                 3,805          13,088
--------------------------------------------------------------------   -----------------------------

Net change in cash and cash equivalents                                       (3,031)          6,764

Cash and cash equivalents at begining of period                                4,561             370
--------------------------------------------------------------------   -----------------------------

Cash and cash equivalents at end of period                                     1,530    $      7,134
====================================================================   =============================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                          $         121    $      1,471
                                                                       =============================
     Income taxes                                                      $         228    $        328
                                                                       =============================
  Cash paid during the period for:
     Accrued dividends on preferred shares                             $           -    $        524
                                                                       =============================
     Amortization of issuance costs on preferred shares                $           -    $         96
                                                                       =============================

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 2002 AND OCTOBER 1, 2001

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

    The Company utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended September 30, 2002 and October 1, 2001 represent 13-week reporting periods and the nine months ended September 30, 2002 and October 1, 2001 represent 39-week reporting periods.

(2) NET INCOME (LOSS) PER COMMON SHARE

    The Company calculates net income (loss) per common share in accordance with Statement of Financial Accounting Standards, ("SFAS"), No. 128, "Earnings Per Share". Basic net income (loss) per common share are computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding. Diluted net income (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning January 2, 2001 and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net income (loss) per common share for the three and nine months ended October 1, 2001 are the same as basic net income (loss) per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants. Such options, warrants and convertible preferred shares amounted to 1,967,967 for the three and nine months ended October 1, 2001. The preferred shares converted into common stock simultaneously with the IPO. Dilutive net income (loss) per common share for the three and nine month periods ended September 30, 2002 are the same as basic net income (loss) per common share due to the anti-dilutive effect of the exercise of options.

The following table sets forth the calculation for net income (loss) per share on a weighted average basis:

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,    OCTOBER 1,   SEPTEMBER 30,    OCTOBER 1,
                                                      2002           2001           2002            2001
                                                  -------------  -------------  -------------  -------------
NUMERATOR:

Loss before extraordinary loss and
   accrual of dividends and amortization of
   issuance costs of preferred shares             $  (2,839,000) $  (3,928,000) $  (2,588,000) $  (3,832,000)
Less: Accrual of dividends and amortization of
   issuance costs of preferred shares                         -              -              -       (620,000)
                                                  -------------  -------------  -------------  -------------
Net loss available to common stockholders         $  (2,839,000)    (3,928,000)    (2,588,000)    (4,452,000)
Less: Extraordinary loss on early retirement of
   debt, net of tax benefit                                   -              -              -       (703,000)
                                                  -------------  -------------  -------------  -------------
Net loss available to common stockholders         $  (2,839,000) $  (3,928,000) $  (2,588,000) $  (5,155,000)
                                                  =============  =============  =============  =============

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,       OCTOBER 1,      SEPTEMBER 30,      OCTOBER 1,
                                                                     2002              2001             2002              2001
                                                                   WEIGHTED          WEIGHTED         WEIGHTED          WEIGHTED
DENOMINATOR:                                        TOTAL          AVERAGE           AVERAGE          AVERAGE           AVERAGE
                                                   SHARES          SHARES             SHARES          SHARES             SHARES
                                               --------------   --------------    --------------   --------------    --------------
Beginning Common Shares                             3,083,930        9,354,266         3,083,930        9,354,266         3,083,930

Conversion of Preferred Stock on May 23, 2001       1,448,499                          1,448,499                            695,082

Initial Public Offering on May 23, 2001             4,750,000                          4,750,000                          2,279,304

Warrants exercised on June 14, 2001                    71,837                             71,837                             28,667

Weighted average common shares outstanding -
                                                                --------------    --------------   --------------    --------------
Basic and Diluted                                                    9,354,266         9,354,266        9,354,266         6,086,983
                                                                ==============    ==============   ==============    ==============

PER COMMON SHARE - BASIC AND DILUTED:
Loss available to common stockholders                           $         (.30)   $         (.42)  $         (.28)   $         (.73)
Extraordinary item                                                           -                 -                -               .12
                                                                --------------    --------------   --------------    --------------
Net loss available to common stockholders                       $         (.30)   $         (.42)  $         (.28)   $         (.85)
                                                                ==============    ==============   ==============    ==============

(3) LEGAL MATTERS

    The Company is involved in various legal actions arising in the ordinary course of business. Management is of the opinion, pursuant to the advice of counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(4) GOODWILL

    Effective January 1, 2002, the Company adopted (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer being amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As of the date of adoption of SFAS No. 142, the Company has unamortized goodwill in the amount of $7.0 million.

    This statement also required an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. Pursuant to SFAS No. 142, the Company completed its impairment analysis for goodwill in accordance with SFAS No. 142. The analysis did not result in an impairment charge.

    The following table reconciles previously reported net loss as if the provisions of SFAS No. 142 were in effect in 2001:

                                THREE MONTHS ENDED                NINE MONTHS ENDED
                          -----------------------------    ------------------------------
                            SEPTEMBER        OCTOBER       SEPTEMBER           OCTOBER
                             30, 2002        1, 2001        30,2002            1, 2001
                          -------------   -------------    -------------    -------------
     Reported net loss    $      (2,839)  $      (3,928)   $      (2,588)   $      (4,452)
     Add back: Goodwill
        amortization                 --              73                               218
                          -------------   -------------    -------------    -------------

     Adjusted net loss    $     (2,839)   $      (3,855)   $      (2,588)   $      (4,234)
                          =============   =============    =============    =============

The effect on earnings per share if the provisions of SFAS No. 142 were in effect in 2001 would have been $.01 for the three months ended and $.04 for the nine months ended October 1, 2001.

(5) EFFECT OF NEW ACCOUNTING STANDARDS

    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires gains and losses from extinguishments of debt to be classified as an extraordinary item if they meet the criteria in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect that the implementation of this standard will have a material impact on the Company's results of operations.

    In July, 2002 SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, effective for exit or disposal activities that are initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not expect that the implementation of this standard will have a material impact on the Company's results of operations.

(6) LONG-TERM DEBT

    Pursuant to the terms of a loan agreement entered into on August 23, 2002 the Company completed a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement the Company is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC ("Borrower"). The Company has borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. (See note 8 for further information.) This portion of the loan pursuant to terms of the agreement bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commence June 30, 2003, through the loan's maturity date of May 31, 2008. Pursuant to the terms of the loan agreement, the Company is obligated to make monthly principal payments of $33,333 commencing June 30, 2003 or quarterly and annual payments of $ 100,000, and $ 400,000, respectively over the term of the loan.

The balance of the funds available under the agreement will enable the Company to, pursuant to the lease agreement, exercise its purchase option for the land in Las Vegas where the Company operates its restaurant. The purchase option on the property is exercisable upon six months' written notice to the landlord, which the Company has provided on August 28, 2002. Accordingly, the planned acquisition of the Las Vegas property is expected to be consummated on or after February 26, 2003 with an estimated purchase price of $10 million.

The loan agreement contains financial covenants requiring the Company and the Borrower to be in compliance as long as any portion of the loan remains unpaid. The Borrower must be in compliance with the debt service coverage ratio, as defined. The Company must be in compliance with the minimum liquidity covenant, senior leverage ratio and interest coverage ratio, as defined. The Company shall not be required to be in compliance with the covenants set forth in the senior leverage or interest coverage ratios until September 30, 2003, provided that it maintains compliance with the covenant set forth in minimum liquidity. The financial covenants of the Company will be determined on the basis of the consolidated results reflected on the Company's financial statements.

(7) COMMON STOCK

In September 2002, the Company completed an option exchange program allowing employees, officers and directors to exchange all stock options to purchase common stock having an exercise price greater than $5.70 per share granted under The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan), as amended, The New York Restaurant Group, Inc. 1997 Stock Option Plan and The Smith & Wollensky Restaurant Group, Inc. 2001 Stock Incentive Plan (the "2001 Option Plan") for new options to be granted under the 2001 Option Plan. Under the exchange program, options to purchase approximately 446,000 shares of common stock were issued on September 5, 2002 at $ 3.88. The exercise price of each option equaled to 100% of the Company's common stock on the date of grant of the new options, determined in accordance with the terms of the 2001 Option Plan. An additional 8,900 new shares were granted under the 2001 Option Plan. Each new option granted will vest over a period of 4 months to 5 years. The option exchange program did not result in any additional compensation charges or variable award accounting.

(8) SUBSEQUENT EVENT

In October 2002, the Company purchased an existing restaurant in Dallas, Texas that it will convert into a Smith & Wollensky restaurant. The purchase price for the property, including 2.3 acres of land, was $3.75 million. The property, which is located in the North Dallas area, has an approximately 12,000 square foot building that will have a seating capacity of 330, plus an outdoor cafe with an additional 30 seats. The Company plans to open the new restaurant in the second quarter of 2003.

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

RESULTS OF OPERATIONS
(Dollars in Thousands)
Our operating results were as follows:

                                                        THREE MONTHS ENDED                            NINE MONTHS ENDED
                                              ----------------------------------------   ------------------------------------------
                                               SEPTEMBER 30, 2002     OCTOBER 1, 2001      SEPTEMBER 30, 2002      OCTOBER 1, 2001
                                              -------------------  -------------------   -------------------    -------------------
Consolidated Statement of Operations Data:

   Owned restaurant sales                     $  17,213    100.0%  $  13,449     100.0%  $  55,455     100.0%   $  51,804     100.0%
   Cost of owned restaurant sales:
      Food and beverage costs                     5,047     29.3%      3,987      29.6%     16,015      28.9%      15,327      29.6%
      Salaries and related benefit expenses       5,793     33.7%      5,080      37.8%     16,946      30.6%      16,175      31.2%
      Restaurant operating expenses               3,021     17.5%      2,531      18.8%      8,750      15.8%       7,992      15.4%
      Occupancy and related expenses              1,527      8.9%      1,354      10.1%      4,378       7.9%       3,898       7.5%
      Marketing and promotional expenses            777      4.5%        774       5.8%      2,310       4.2%       2,476       4.8%
      Depreciation and amortization                 856      5.0%        742       5.5%      2,464       4.4%       2,232       4.3%
      Charge to close owned restaurant                -        -         360       2.7%          -         -          360       0.7%
      Write-off of site development costs             -        -         283       2.1%          -         -          283       0.5%
                                              ------------------   -------------------   -------------------    -------------------
   Total cost of owned restaurant sales          17,021     98.9%     15,111     112.4%     50,863      91.7%      48,743      94.1%
                                              ------------------   -------------------   -------------------    -------------------
   Income (loss) from owned                         192      1.1%     (1,662)    -12.4%      4,592       8.3%       3,061       5.9%
       restaurant operations
   Management fee income                            502      2.9%        479       3.6%      1,764       3.2%       1,929       3.7%
                                              ------------------   -------------------   -------------------    -------------------
   Income (loss) from owned and managed
      restaurants                                   694      4.0%     (1,183)     -8.8%      6,356      11.5%       4,990       9.6%
   General and administrative expenses            2,489     14.5%      2,292      17.0%      7,273      13.1%       6,644      12.8%
   Royalty expense                                  250      1.5%        191       1.4%        784       1.4%         718       1.4%
   Charge for investment in managed
        restaurant                                  722      4.2%        300       2.2%        722       1.3%         300       0.6%
                                              ------------------   -------------------   -------------------    -------------------
   Operating loss                                (2,767)    -2.1%     (3,966)    -29.5%     (2,423)     -4.4%      (2,672)     -5.2%
   Interest income (expense), net                   (16)    -0.1%         35       0.3%         (8)        -       (1,111)     -2.1%
                                              ------------------   -------------------   -------------------    -------------------
   Loss before provision for
       income taxes                              (2,783)   -16.2%     (3,931)    -29.2%     (2,431)     -4.4%      (3,783)     -7.3%
   Provision for income taxes                        56      0.3%         (3)        -         157       0.3%          49       0.1%
                                              ------------------   -------------------   -------------------    -------------------
   Loss before extraordinary item,
      net of tax benefit                         (2,839)   -16.5%     (3,928)    -29.2%     (2,588)     -4.7%      (3,832)     -7.4%
   Extraordinary loss on early retirement
      of debt                                         -        -           -         -           -         -         (703)     -1.4%
                                              ------------------   -------------------   -------------------    -------------------
   Net loss                                   $  (2,839)   -16.5%  $  (3,928)    -29.2%  $  (2,588)     -4.7%   $  (4,535)     -8.8%
                                              ==================   ===================   ===================    ===================

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED OCTOBER 1, 2001

OWNED RESTAURANT SALES. Owned restaurant sales increased $3.8 million or 28.0%, to $17.2 million for the three months ended September 30, 2002 from $13.4 million for the three months ended October 1, 2001. The increase in sales was due to a $1.8 million increase relating to the opening of the Smith & Wollensky unit in Columbus, Ohio, combined with an increase of $2.0 million for our comparable owned units open for these entire periods. The increase in sales for the three months ended September 30, 2002 compared with the same period from 2001 is due in part to the $776,000 increase for our three owned New York units and a $1.2 million increase for the other owned Smith & Wollensky units. The improvement is a result of a modest increase in both tourist and business travel and in banquet sales as compared to the three months ended October 1, 2001, which included the tragic events of September 11, 2001 and its aftermath.

FOOD AND BEVERAGE COSTS. Food and beverage costs increased $1.0 million to $5.0 million for the three months ended September 30, 2002 from $4.0 million for the three months ended October 1, 2001. The increase in food and beverage costs was primarily due to the new Smith & Wollensky unit in Columbus, Ohio, and to a lesser extent the increase in comparable store sales. Food and beverage costs as a percent of owned restaurant sales decreased to 29.3% for the three months ended September 30, 2002 from 29.6% for the three months ended October 1, 2001, primarily due to lower beef and seafood costs combined with the effort to buy commodities in volume, and continued cost efficiencies at the units.

SALARIES AND RELATED BENEFITS. Salaries and related benefits increased $713,000 to $5.8 million for the three months ended September 30, 2002 from $5.1 million for the three months ended October 1, 2001. The increase was primarily due to the opening of the Smith & Wollensky unit in Columbus, Ohio. Salaries and related benefits as a percent of owned restaurant sales decreased to 33.7% for the three months ended September 30, 2002 from 37.8% for the three months ended October 1, 2001, primarily as the result of the leveraging affect of sales increases on the fixed portion of restaurant salaries and related benefits.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased $490,000 to $3.0 million for the three months ended September 30, 2002 from $2.5 million for the three months ended October 1, 2001. Cost increases are primarily a result of the opening of the Smith & Wollensky unit in

Columbus, Ohio and to a lesser extent the increase in certain restaurant operating expenses at comparable units as a result of the increased sales volume. Restaurant operating expenses as a percent of owned restaurant sales decreased to 17.5% for the three months ended September 30, 2002 from 18.8% for the three months ended October 1, 2001 primarily as the result of the distribution of the fixed portion of operating costs to an increase in sales volume at comparable units.

OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses increased $173,000 to $1.5 million for the three months ended September 30, 2002 from $1.4 million for the three months ended October 1, 2001. The increase in occupancy and related expenses relates to the rent associated with the new Smith & Wollensky unit in Columbus, Ohio, and to a lesser extent an increase in percentage rent expense at certain locations as a result of the increase in sales volume. Occupancy and related expenses as a percent of owned restaurant sales decreased to 8.9% for the three months ended September 30, 2002 from 10.1% for the three months ended October 1, 2001, primarily due to the distribution of fixed rental costs over an increasing revenue base.

MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses increased $3,000 to $777,000 for the three months ended September 30, 2002 from $774,000 for the three months ended October 1, 2001. The increase in marketing and promotional expenses relates primarily to costs associated with the opening of the Smith & Wollensky unit in Columbus, Ohio, offset by a slight decrease in advertising rates. Marketing and promotional expenses as a percent of owned restaurant sales decreased to 4.5% for the three months ended September 30, 2002 from 5.8% for the three months ended October 1, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $114,000 to $856,000 for the three months ended September 30, 2002 from $742,000 for the three months ended October 1, 2001. The increase is primarily due to the initiation of depreciation on assets placed in service at the Columbus, Ohio unit.

MANAGEMENT FEE INCOME. Management fee income increased $23,000 to $502,000 for the three months ended September 30, 2002 from $479,000 for the three months ended October 1, 2001, primarily due to a net increase in overall sales from managed units.

CHARGE TO CLOSE OWNED RESTAURANT. In the fourth quarter of 2000, we closed the Maloney & Porcelli unit in Washington, D.C. and recorded a pretax charge of $2.4 million, which included an accrual of $322,000 relating to lease exit costs associated with the closure. In the third quarter of fiscal year 2001, we recorded an additional pretax charge of $360,000. The expense represented an increase in the costs we expected to incur under the remaining term of the lease, less estimated sub-rental income, as a result of changes in the rental market for restaurant properties and assumes the Company would be able to locate another tenant, the lease was terminated per the lease termination agreement on January 30, 2002.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $197,000 to $2.5 million for the three months ended September 30, 2002 from $2.3 million for the three months ended October 1, 2001. General and administrative expenses as a percent of owned restaurant sales decreased to 14.5% for the three months ended September 30, 2002 from 17.0% for the three months ended October 1, 2001. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percent of owned and managed restaurant sales decreased to 8.7% for the three months ended September 30, 2002 from 9.8% for the three months ended October 1, 2001. The percentage decrease was primarily due to the distribution of costs over an increasing revenue base. The increased expense is primarily due to travel, accommodations and related expenditures for supporting existing locations and the development of new sites, combined with increases to directors and officers' liability insurance premiums and professional fees. This was partially offset by the elimination of amortization of goodwill in conjunction with the Company's adoption of the provisions of SFAS No. 142 for fiscal year 2002, effective January 1, 2002.

ROYALTY EXPENSE. Royalty expense increased $59,000 to $250,000 for the three months ended September 30, 2002 from $191,000 for the three months ended October 1, 2001, primarily due to a net increase in sales from the Smith & Wollensky units of approximately $2.9 million.

CHARGE FOR INVESTMENT IN MANAGED RESTAURANT. The charges for investment in managed restaurant were $722,000 and $300,000 for the three month periods ended September 30, 2002 and October 1,2001, respectively. The charge in 2002 represents the costs associated with an unsettled contractual dispute and management's belief that its initial investment in this managed property is impaired. Due to the economic uncertainties at the time, the Company established a reserve of $300,000 during the three months ended October 1, 2001 against receivables related to this managed restaurant the Company deemed may be uncollectable.

INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, increased $51,000 to $16,000 of interest expense for the three months ended September 30, 2002 from $35,000 of interest income for the three months ended October 1, 2001, primarily due to the $14.0 million secured term loan agreement entered into on August 23, 2002.

PROVISION FOR INCOME TAXES. The income tax provision for the three months ended September 30, 2002 was based on state and local tax rates. The rate applied to the three months ended October 1, 2001 comprises the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rate for 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED OCTOBER 1, 2001

OWNED RESTAURANT SALES. Owned restaurant sales increased $3.7 million, or 7.1%, to $55.5 million for the nine months ended September 30, 2002 from $51.8 million for the nine months ended October 1, 2001. The increase in sales was due to a $2.2 million increase relating to the opening of the Smith & Wollensky unit in Columbus, Ohio, combined with an increase of $1.5 million for our comparable owned units open for these entire periods. The increase in comparable owned units was due largely in part to the $802,000 increase for our three owned New York units and a $693,000 increase for the other owned Smith & Wollensky units. The improvement is a result of a modest increase in both tourist and business travel and in banquet sales as compared to the nine months ended October 1, 2001, which included the tragic events of September 11, 2001 and its aftermath.

FOOD AND BEVERAGE COSTS. Food and beverage costs increased $688,000 to $16.0 million for the nine months ended September 30, 2002 from $15.3 million for the nine months ended October 1, 2001. The increase in food and beverage costs was due primarily to the opening of the Smith & Wollensky unit in Columbus, Ohio and to a lesser extent the increase in sales. Food and beverage costs as a percent of owned restaurant sales decreased to 28.9% for the nine months ended September 30, 2002 from 29.6% for the nine months ended October 1, 2001, primarily due to lower beef and seafood costs combined with the effort to buy commodities in volume, and continued cost efficiencies at the units.

SALARIES AND RELATED BENEFITS. Salaries and related benefits increased $771,000 to $16.9 million for the nine months ended September 30, 2002 from $16.2 million for the nine months ended October 1, 2001. The increase was primarily due to the opening of the Smith & Wollensky unit in Columbus, Ohio and was partially offset by cost efficiencies achieved in stores opened for the entire period of both years. Salaries and related benefits as a percent of owned restaurant sales decreased to 30.6% for the nine months ended September 30, 2002 from 31.2% for the nine months ended October 1, 2001. The decrease is primarily the result of the leveraging affect of sales increases on the fixed portion of restaurant salaries and related benefits.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased $758,000 to $8.8 million for the nine months ended September 30, 2002 from $8.0 million for the nine months ended October 1, 2001. Restaurant operating expenses as a percent of owned restaurant sales increased to 15.8% for the nine months ended September 30, 2002 from 15.4% for the nine months ended October 1, 2001 due primarily to the opening of the Smith & Wollensky unit in Columbus, Ohio and to a lesser extent as a result of the increases in insurance premiums, operating supplies and repairs and maintenance expenses.

OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses increased $480,000 to $4.4 million for the nine months ended September 30, 2002 from $3.9 million for the nine months ended October 1, 2001. The increase in occupancy and related expenses relates to the rent associated with the new Smith & Wollensky unit in Columbus, Ohio, as well as a one-time payment resulting from an assessment of property taxes for one of our units. Occupancy and related expenses as a percent of owned restaurant sales increased to 7.9% for the nine months ended September 30, 2002 from 7.5% for the nine months ended October 1, 2001.

MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased $166,000 to $2.3 million for the nine months ended September 30, 2002 from $2.5 million for the nine months ended October 1, 2001 The decrease in marketing and promotional expenses relates primarily to managements' decision to select the media with the greatest exposure for the company combined with a decrease in advertising rates. This decrease was partially offset by the opening of the Smith & Wollensky unit in Columbus, Ohio.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $232,000 to $2.5 million for the nine months ended September 30, 2002 from $2.2 million for the nine months ended October 1, 2001.

CHARGE TO CLOSE OWNED RESTAURANT. In the fourth quarter of 2000, we closed the Maloney & Porcelli unit in Washington, D.C. and recorded a pretax charge of $2.4 million, which included an accrual of $322,000 relating to lease exit costs associated with the closure. In the third quarter of fiscal year 2001, we recorded an additional pretax charge of $360,000. The expense represented an increase in the costs we expected to incur under the remaining term of the lease, less estimated sub-rental income, as a result of changes in the rental market for restaurant properties and assumes the Company would be able to locate another tenant, the lease was terminated per the lease termination agreement on January30, 2002.

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

MANAGEMENT FEE INCOME. Management fee income decreased $165,000 to $1.8 million, for the nine months ended September 30, 2002 from $1.9 million for the nine months ended October 1, 2001, primarily due to a net decrease in overall sales from a managed unit.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $629,000 to $7.3 million for the nine months ended September 30, 2002 from $6.6 million for the nine months ended October 1, 2001. General and administrative expenses as a percent of owned restaurant sales increased to 13.1% for the nine months ended September 30, 2002 from 12.8% for the nine months ended October 1, 2001. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percent of owned and managed restaurant sales increased to 7.9% for the nine months ended September 30, 2002 from 7.7% for the nine months ended October 1, 2001. The increase was primarily due to preopening travel, accommodations and related expenditures for the Smith & Wollensky unit in Columbus, Ohio of approximately $200,000, combined with increases to directors and officers' liability insurance premiums and professional fees. This was partially offset by the elimination of amortization of goodwill in conjunction with the Company's adoption of the provisions of SFAS No. 142 for fiscal year 2002, effective January 1, 2002.

ROYALTY EXPENSE. Royalty expense increased $66,000 to $784,000 for the nine months ended September 30, 2002 from $718,000 for the nine months ended October 1, 2001, primarily due to a net increase in sales from the Smith & Wollensky units of approximately $2.8 million.

CHARGE FOR INVESTMENT IN MANAGED RESTAURANT. The charges for investment in managed restaurant were $722,000 and $300,000 for the nine-month periods ended September 30, 2002 and October 1, 2001, respectively. The charge in 2002 represents the costs associated with an unsettled contractual dispute and management's belief that its initial investment in this managed property is impaired. Due to the economic uncertainties at the time, the Company for the nine month period ended October 1, 2001 established a reserve of $300,000 against receivables related to this managed restaurant the Company deemed may be uncollectable.

INTEREST EXPENSE--NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $1.1 million to $8,000 of interest expense for the nine months ended September 30, 2002 from $1.1 million of interest expense for the nine months ended October 1, 2001, primarily due to the repayment of the senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility on May 29, 2001.

PROVISION FOR INCOME TAXES. The income tax provision for the nine months ended September 30, 2002 was based on state and local tax rates. The rate applied to the nine months ended October 1, 2001 comprises the federal and state statutory rates, less any tax credits, based on the annual estimated effective tax rate for 2001.

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. For the nine month period ended October 1, 2001, in connection with this offering and the retirement of the outstanding debt, the Company recorded an extraordinary charge of $703,000, net of $378,000 of income tax benefits, to write-off the remaining unamortized debt issuance costs and premiums associated with the repayment of the senior credit facility and the repurchase of the senior subordinated note.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes and bank debt and in fiscal 2001 through its initial public offering ("IPO"). Net cash provided by operating activities amounted to $440,000 for the nine months ended September 30, 2002 and used in operating activities amounted to $4.5 million for the nine months ended October 1, 2001.

Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2002 and net cash provided by financing activities was $13.1 million for the nine months ended October 1, 2001. Funds provided by financing activities includes the proceeds from the issuance of long-term debt for the nine-month period ended September 30, 2002. On May 29, 2001, the Company completed its IPO of 5,295,972 shares of common stock, of which the Company sold 4,750,000 shares, at $8.50 per share. Proceeds of the offering were used to redeem all of the outstanding debt under the Company's senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the offering for the nine month period ended October 1, 2001.

The Company used cash primarily to fund the development and construction of new restaurants and expansion of existing restaurants. Net cash used in investing activities was $7.3 million for the nine months ended September 30, 2002 and $1.8 million for the nine months ended October 1, 2001. Total capital expenditures were $3.6 million for the nine months ended September 30, 2002 and $1.7 million for the nine months ended October 1, 2001. In October 2002 the Company purchased an existing restaurant in Dallas, Texas that it will convert into a Smith & Wollensky restaurant. The purchase price for the property, including 2.3 acres of land, was $3.75 million. The property, which is located in the North Dallas area and has an approximately 12,000 square foot building that will have a seating capacity of 330, plus an outdoor cafe with an additional 30 seats. The Company plans to open the new restaurant in the second quarter of 2003.

The remaining capital expenditures for the current fiscal year are expected to be approximately $850,000 in 2002. With regard to our future expansion, the Company is moving ahead cautiously as management evaluates and monitors economic conditions.

The Company entered into a revolving credit facility with Fleet Bank on September 1, 1998, as amended on June 8, 1999, June 29, 1999, February 29, 2000 and March 21, 2001. With the net proceeds from the IPO, the Company repaid all debt outstanding under the senior credit facility and the $1.0 million revolving credit facility, including accrued interest and a prepayment premium on May 29, 2001. These repayments terminated the senior credit facility and the senior revolving credit facility in accordance with the terms of the March 21, 2001 amendment.

On June 29, 1999, the Company entered into a senior subordinated note purchase agreement with Magnetite. In connection with such note purchase agreement, we issued a $10.0 million senior subordinated note bearing interest at 12.5%. With the net proceeds of the IPO, on May 29, 2001 we repaid all debt outstanding under the senior subordinated note on May 29, 2001, including accrued interest and a prepayment premium. In connection with the Magnetite financing, we issued Magnetite warrants to purchase up to 71,837 shares of our common stock at an exercise price of $.01 per share. Magnetite exercised their warrant on June 14, 2001. In connection with the exercise, the Company wrote off the remaining unamortized fair value of these warrants to additional paid in capital. Proceeds from the Company's IPO were used to retire this note in 2001.

In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bear interest at rates ranging from 8.0% to 12.0%. The aggregate outstanding balance of such liabilities was approximately $138,000 as of September 30, 2002. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, expires in June 2004, and bears interest at 5.75% per year. In addition, we assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.8 million as of September 30, 2002.

Pursuant to the terms of a loan agreement entered into on August 23, 2002 the Company completed a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement the Company is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC ("Borrower"). The Company has borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. (See note 8 for further information.) This portion of the loan pursuant to terms of the agreement bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commence June 30, 2003, through the loan's maturity date of May 31, 2008. Pursuant to the terms of the loan agreement, the Company is obligated to make monthly principal payments of $33,333 commencing June 30, 2003 or quarterly and annual payments of $100,000, and $400,000, respectively over the term of the loan.

The balance of the funds available under the agreement will enable the Company to, pursuant to the lease agreement, exercise its purchase option for the land in Las Vegas where the Company operates its restaurant. The purchase option on the property is exercisable upon six months' written notice to the landlord, which the Company has provided on August 28, 2002. Accordingly, the planned acquisition of the Las Vegas property is expected to be consummated on or after February 26, 2003 with an estimated purchase price of $10 million.

The loan agreement contains financial covenants requiring the Company and the Borrower to be in compliance as long as any portion of the loan remains unpaid. The Borrower must be in compliance with the debt service coverage ratio, as defined. The Company must be in compliance with the minimum liquidity covenant, senior leverage ratio and interest coverage ratio, as defined. The Company shall not be required to be in compliance with the covenants set forth in the senior leverage or interest coverage ratios until September 30, 2003, provided that it maintains compliance with the covenant set forth in minimum liquidity. The financial covenants of the Company will be determined on the basis of the consolidated results reflected on the Company's financial statements.

We believe that our cash and short-term investments on hand, cash expected from operations and expected landlord construction contributions and borrowings under the Company's loan agreement should be sufficient to finance our modified planned capital expenditures and other operating activities beyond 2002. Changes in our operating plans, acceleration of our expansion plans, the continuation of general weakness in economic conditions resulting in lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. If required to do so, we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us. Failure to obtain financing as needed could have a material adverse effect on our expansion plans.

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

PROPERTIES

We lease restaurant and office facilities and real property under operating leases expiring in various years through 2024. As of September 30, 2002, our future minimum lease payments of our headquarters and restaurants are as follows: 2002--$1.3 million; 2003--$5.2 million; 2004--$5.3 million; and
thereafter--$66.7 million. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage and term loan are affected by changes in the prime rate. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at September 30, 2002.

                                                                                                        FAIR
                                                                                                        VALUE
                                                                                                      SEPTEMBER
                                         EXPECTED MATURITY DATE FOR FISCAL YEAR ENDED                     30,
                                2002       2003     2004     2005     2006    THEREAFTER     TOTAL       2002
                              -------    -------   ------   ------   ------   -----------   -------   ---------
                                                     (Dollars in thousands)
DEBT

Long-term variable rate       $     7    $    31   $  957   $    -   $    -   $         -   $   995   $     995
Average interest rate                                                                           9.5%

Long-term fixed rate          $    17    $   383   $  445   $  449   $  453   $     3,128   $ 4,875   $   5,516
Average interest rate                                                                           6.6%

                                                                                            -------------------
Total Debt                                                                                  $ 5,870    $ 6,511
                                                                                            ===================

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

Item 2.  Changes in Securities and Use of Proceeds

(a) Inapplicable.

(b) Inapplicable.

(c) Inapplicable.

(d)

         On May 23, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-57518) pursuant to which we offered and sold 4,750,000 shares of our common stock for net proceeds to the Company of approximately $36.1 million and certain of our stockholders sold 545,972 shares of our common stock. The following table sets forth our cumulative use of the net offering proceeds as of September 30, 2002:

             Repayment of indebtedness.........................$ 22.0 million
             Construction and upgrading of facilities..........$  3.8 million
             Purchase of fixed assets..........................$  2.1 million
             Working capital...................................$  3.6 million
             Total.............................................$ 31.5 million

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             10.43 Term Loan Agreement by and between S&W of Las Vegas L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group Inc. as "Guarantor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of August 23, 2002, including Schedules and exhibits thereto.

             10.44 Promissory Note by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of August 23, 2002.

             10.45 Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the "Grantor" to First American Title Company of Nevada, Inc. as "Trustee" for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Beneficiary" and exhibits thereto dated as of August 23, 2002.

             10.46 Guaranty of Payment by and between The Smith & Wollensky Restaurant Group Inc. as "Guarantor" for S&W of Las Vegas L.L.C. as the "Borrower" for the "Loan" with Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of August 23, 2002.

             10.47 Security Agreement by and between S&W of Las Vegas L.L.C. as the "Grantor" to Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and schedules thereto dated as of August 23, 2002.

             10.48 Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the "Assignor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Assignee" and exhibits thereto dated as of August 23, 2002.

             10.49 Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of August 23, 2002.

         (b) Reports on Form 8-K.

                      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                 (Registrant)


Date November 14, 2002             By: /s/ Alan N. Stillman
                                       ------------------------------
                                       Alan N. Stillman
                                       Chairman of the Board, Chief
                                       Executive Officer and Director
                                       (principal executive officer)


Date November 14, 2002             By: /s/ Alan M. Mandel
                                       ------------------------------
                                       Alan M. Mandel
                                       Chief Financial Officer, Executive
                                       Vice President of Finance, Secretary
                                       and Treasurer (principal financial and
                                       accounting officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Smith & Wollensky Restaurant Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Alan Stillman, Chief Executive Officer of the Company, and Alan Mandel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respect, the financial condition and results of operations of the Company.


Date November 14, 2002             By: /s/ Alan N. Stillman
                                       ------------------------------
                                       Alan N. Stillman
                                       Chairman of the Board, Chief
                                       Executive Officer and Director
                                       (principal executive officer)


Date November 14, 2002             By: /s/ Alan M. Mandel
                                       --------------------------------
                                       Alan M. Mandel
                                       Chief Financial Officer, Executive
                                       Vice President of Finance, Secretary
                                       and Treasurer (principal financial and
                                       accounting officer)

CERTIFICATIONS

I, Alan N. Stillman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Smith & Wollensky Restaurant Group Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                      /s/ Alan N. Stillman
                                       -----------------------------------------
                                       Alan N. Stillman
                                       Chairman and Chief Executive Officer

CERTIFICATIONS

I, Alan M. Mandel, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Smith & Wollensky Restaurant Group Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses .


November 14, 2002                      /s/ Alan M. Mandel
                                       -----------------------------------------
                                       Alan M. Mandel
                                       Chief Financial Officer, Executive
                                       Vice President of Finance, Secretary
                                       and Treasurer