Form 10-K
period 2002-12-30
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2003-03-31
CIK 1137047

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-16505

The Smith & Wollensky Restaurant Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58 2350980 (I.R.S. Employer Identification No.)
1114 First Avenue, New York, NY (Address of principal executive offices)	10021 (Zip code)

212-838-2061
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

    Title of each class Name of each exchange on which registered

    None

        Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        As of July 1, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $40,663,680.

        As of March 28, 2003, the registrant had 9,354,266 shares of Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2003 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements in this Annual Report on Form 10-K regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management's current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue" or similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, changes in consumer preferences, the level of competition from existing or new competitors in the high-end segment of the restaurant industry and our success in implementing our growth strategy.

        We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area.

        From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Schedule 14A, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Annual Report on Form 10-K, our reports on Forms 10-Q and 8-K, Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Annual Report on Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report on Form 10-K or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-Q and 8-K and Schedule 14A.

        Unless the context requires otherwise, references to "we," "us," "our," "SWRG" and the "Company" refer specifically to The Smith & Wollensky Restaurant Group, Inc. and its subsidiaries and predecessor entities.

ITEM 1. BUSINESS

GENERAL

        The Smith & Wollensky Restaurant Group, Inc. was incorporated in Delaware in October 1997. Prior to October 1997, our operations were conducted through The New York Restaurant Group, LLC

("NYRG"), our predecessor limited liability company. During October 1997, NYRG merged with SWRG.

        We are a developer, owner and operator of high-end, high-volume restaurants in the United States. Our core concept is Smith & Wollensky, a classic American restaurant. Management believes Smith & Wollensky is a recognized brand name in the upscale segment of the restaurant industry. At December 30, 2002, we operated 15 restaurants, ten of which were owned and five of which were managed. We own seven of the eight Smith & Wollensky restaurants we operate. We believe that each of our restaurants offers distinctive high quality food, creative menus, an extensive wine selection and exceptional customer service accompanied by attractive design and decor. We believe that the Smith & Wollensky restaurant concept has broad national appeal and that, as a result, we have considerable opportunities to expand our business.

        In 1977, the original Smith & Wollensky restaurant, which we manage, opened in New York City. Three years later, we developed The Post House, a distinctive steak and chop house with an American theme that we currently manage. In 1984, we opened the Manhattan Ocean Club, an upscale seafood restaurant, and in 1989, we opened Cite, a Parisian grand-cafe style restaurant. The Park Avenue Café concept, begun in 1992, combines country-style new American cuisine in a cafe atmosphere, while Maloney & Porcelli, which we developed in 1996 and currently manage, presents updated classic American cuisine. In 2000, we helped to develop ONEc.p.s., an American brasserie in the Plaza Hotel in New York that we currently manage. Our owned and managed restaurants have received local and national dining awards, including the Distinguished Restaurants of North America "DiRoNA Award" and Wine Spectator's "Grand Award."

        During May 2001, we completed our initial public offering ("IPO") of 5,295,972 shares of common stock, of which we sold 4,750,000 shares, at $8.50 per share. Proceeds of the offering were used to redeem all of the outstanding debt under our senior credit facility, a $10.0 million senior subordinated note and a $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the IPO.

        For the year ended December 30, 2002, the average sales for our six owned Smith & Wollensky restaurants open for the entire period were $8.6 million. Sales for the year ended December 30, 2002 for the managed Smith & Wollensky restaurant in New York were $24.5 million, for which we received $564,000 as a management fee. For the year ended December 30, 2002, average sales for all of our nine owned restaurants open for the full period were $8.2 million.

OPERATING STRATEGY

        We believe that the key to our future success is our Smith & Wollensky restaurant concept that is focused on the high-end segment of the restaurant industry. To achieve our goal, the Company is pursuing the following operating strategies:

  PURSUE DISCIPLINED RESTAURANT GROWTH

        Our core competency is the creation and development of Smith & Wollensky restaurants that serve distinctive cuisine within the upscale segment of the restaurant industry. Our Smith & Wollensky restaurants have seating capacities ranging from 290 to 675 seats. In March 2003 we opened a 400 seat Smith & Wollensky in Dallas, Texas. We expect to open another Smith & Wollensky restaurant in the fourth quarter of 2003 in Houston, Texas. We expect the restaurant in Houston, Texas to have approximately 375 seats on two levels. Although we expect to open two additional Smith & Wollensky restaurants in 2004 and two to three per year starting in 2005, we plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate.

  FOCUS ON PROMINENT LOCATIONS

        We believe that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. In general, we prefer to open restaurants on sites near central business districts within larger metropolitan areas. In addition to carefully analyzing demographic information for each prospective site, management considers factors such as visibility, traffic patterns, accessibility, adequacy of parking facilities, tourist volume, volume of business travelers, convention business, local competition, and proximity to shopping areas, office towers, parks and hotels.

  MAINTAIN STRONG UNIT ECONOMICS

        We intend to maintain our unit margins by increasing per unit sales volumes while maintaining effective cost controls. For the year ended December 30, 2002, sales for our six owned Smith & Wollensky restaurants open for the full period averaged $8.6 million. Our cash investment for each of our owned Smith & Wollensky restaurants open at December 30, 2002, net of landlord contributions, averaged approximately $6.5 million, excluding pre-opening costs. Excluding our two largest capacity units, our cash investment for these owned Smith & Wollensky restaurants, net of landlord contributions, averaged approximately $4.5 million, excluding pre-opening costs. We expect that in the future our cash investment, net of landlord contributions, will range from $2.0 million to $5.0 million per unit, excluding pre-opening costs. This range assumes that the property on which each new unit is located is being leased.

  COMMITMENT TO SUPERIOR QUALITY FOOD AND WINE

        We believe that a primary element of our appeal to our customers is our reputation for quality menus, creative presentations of carefully prepared food and extensive wine selections. We employ a chef at each of our restaurants who ensures the quality of the food served and creates signature menu items unique to that restaurant. Our restaurants feature USDA prime grade beef, dry-aged on the premises, top-quality seafood and high quality ingredients purchased daily in local marketplaces. Each of our restaurants bakes some of their own bread on the premises and features highly trained pastry chefs who prepare a range of traditional desserts and special confections.

        Our commitment to fine wines is evident in our extensive inventory. Our restaurants have an aggregate of over 100,000 bottles of wine and average more than 400 wine listings per restaurant. Each restaurant has its own wine steward who is supported at the corporate management level by our wine department.

  CAPITALIZE ON BRAND AWARENESS AND CUSTOMER LOYALTY

        We believe that our significant investment in marketing and advertising programs has contributed to what management believes is a national awareness of our Smith & Wollensky restaurants. Our marketing strategy is designed to build a loyal customer base, to enhance a strong identity and name recognition for our Smith & Wollensky restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. We have implemented this strategy through the use of advertising, promotional activity and cross-marketing of our restaurants. We run full-page advertisements in leading national publications, including The New York Times, Forbes and Fortune. We also employ limited radio and cable television advertising. In addition, we hold creative promotional events such as "Wine Week," a popular semi-annual event, restaurant opening galas and concierge dinners.

  PROVIDE EXCEPTIONAL CUSTOMER SERVICE

        We are committed to providing our customers attentive and professional service through employees trained to exceed guests' expectations. We believe that our brand recognition, high unit sales volume and high average checks enable us to attract talented managers, chefs and wait staff. Each restaurant is staffed with an experienced team of managers, kitchen personnel and wait staff, many of whom have a long tenure with us. Each of our general managers has at least 13 years of work experience in the restaurant industry. Restaurant personnel are instructed in various areas of restaurant management, including food quality and preparation, wine selection, customer service and beverage service. In addition, our ability to offer opportunities for promotion and training by experienced managers enhances our recruiting and training efforts. We believe our low rate of employee turnover contributes to consistent quality and attentive customer service.

  PROVIDE STRONG MANAGEMENT SUPPORT

        Our senior management team, comprised of Alan Stillman, James Dunn, Alan Mandel and David Terry, has an average of 30 years of experience in the restaurant industry, has opened numerous restaurants and is highly experienced in the creation and implementation of restaurant concepts. This team is responsible for managing site selection, operations, finance and treasury, systems design and implementation, staff hiring and training and administration. Alan Stillman, our Chief Executive Officer, who has been with us for over 25 years, has been creating restaurant concepts, including T.G.I. Friday's and other restaurant concepts, for over 30 years. James Dunn, our President and Chief Operating Officer, has over 20 years of experience operating restaurants, including responsibility for opening and operating five House of Blues, eight Hard Rock Cafe and three Chart House restaurants. Our restaurant general managers, most of whom are drawn from our restaurant personnel, have an average tenure with us of over 15 years, and each of them has worked in the restaurant industry for at least 13 years. In addition to our general managers, we currently employ approximately 210 restaurant managers and we believe they will be a substantial source of managerial talent as we expand.

THE SMITH & WOLLENSKY CONCEPT

        The Smith & Wollensky concept, a dining experience that provides high quality entrees in an upscale environment, was started in 1977 with the opening of the first Smith & Wollensky restaurant in New York City. The Smith & Wollensky restaurant in New York typifies our approach to the concept and has been described by Gourmet as the "quintessential New York steakhouse." The essential elements of the Smith & Wollensky concept are:

  CRITICALLY ACCLAIMED FOOD

        We strive to provide our customers with the best quality cuisine. Smith & Wollensky restaurants feature USDA prime grade beef served in generous portions. Unlike most other high-end restaurants, each Smith & Wollensky restaurant dry ages and butchers its beef on the premises. During this dry aging process, which takes three to four weeks to complete, the beef generally loses approximately 10% to 20% of its weight. Although the dry aging process is expensive and time consuming, we believe it produces a more flavorful and tender steak than alternative processes.

        Our menu also offers the highest quality seafood, including three- to thirteen-pound lobsters, fish, veal, lamb, pork and poultry. Freshly baked bread is served as well. Complementing our substantial main courses, our dessert menu features traditional desserts such as cheesecake and carrot cake, as well as other specialized confections prepared on location by our highly trained pastry chefs.

  EXTENSIVE WINE SELECTION

        Fine wine is an integral part of the Smith & Wollensky dining experience. Smith & Wollensky restaurants boast an extensive wine inventory of over 75,000 bottles, and our Smith & Wollensky in New York, which has over 22,000 bottles of wine, received Wine Spectator's "Grand Award" each year from 1987 through 1994 and Wine Spectator's "Award of Excellence" from 1995 through 2002. Additionally, our Smith & Wollensky in New York won the Distinguished Restaurants of North America "DiRoNA Award" in 1992, given to restaurants in business for more than three years that exemplify the highest standards for food, beverage service and atmosphere. Our nationally acclaimed wine programs, such as "Wine Week," have been written about extensively by The New York Times and Wine Spectator.

  DISTINCTIVE DESIGN AND DECOR

        We believe that a unique decor is essential to the creation of a fine dining experience for the customer. Each of our Smith & Wollensky restaurants has a decor that features hardwood floors, polished brass and dark wood accents and authentic folk-art from 1900-1940 Americana. Menus are presented under glass in stained wooden frames, while blackboards located around the dining rooms display signature menu items and daily specials. Each restaurant's exterior, complete with traditional awnings, incorporates Smith & Wollensky's signature green and white colors. In addition to the distinctive decor, our Smith & Wollensky restaurants feature a design layout that creates small dining areas and enhances efficiency. Our large square footage is broken into small areas that create a more private dining experience while maintaining a large seating capacity. In order to ensure the hottest food and most efficient service, each Smith & Wollensky restaurant has kitchens located on each floor. This flexible design allows us to close off sections of our restaurants, and thus reduce operating costs, during non-peak hours.

        We also offer customers a chance to view our chefs in action. Each Smith & Wollensky, other than the Philadelphia location, has either a "kitchen table" in a glass-enclosed area inside of the main kitchen or a table located just outside the kitchen with a view into the kitchen. Customers at these tables can eat, drink wine and watch our expert chefs prepare dinner. Additionally, each of our Smith & Wollensky locations offers outdoor dining.

  WOLLENSKY'S GRILL

        Several Smith & Wollensky's incorporate a Wollensky's Grill, a more informal alternative which offers menu selections similar to those offered at Smith & Wollensky in smaller, lower-priced portions, as well as hamburgers and sandwiches. Wollensky's Grill provides flexibility for Smith & Wollensky, and the two dining areas have the ability to expand and contract relative to one another to accommodate customer demand. Wollensky's Grill generally has a separate entrance and offers expanded late-night hours. A Wollensky's Grill typically seats up to 125 customers. In some of our locations, Wollensky's Grill and its menu are combined with no separate Wollensky's Grill area.

  BANQUET FACILITIES

        All of our owned Smith & Wollensky restaurants have dedicated banquet facilities. These facilities host numerous events that generate higher per-person average checks than our restaurants. In addition to these dedicated banquet facilities, all of our Smith & Wollensky restaurants have the capacity to host banquets and parties, and most of our Smith & Wollensky restaurant locations have separate banquet managers that coordinate these special events.

LOCATIONS.

        The following table sets forth information with respect to our Smith & Wollensky restaurant locations, all of which are owned other than the location in New York:

Location	Opening Year	Approximate Seating Capacity
New York	1977	480
Miami	1997	670
Chicago	1998	610
New Orleans	1998	375
Las Vegas	1998	675
Washington, D.C.	1999	510
Philadelphia	2000	290
Columbus, Ohio	2002	400
Dallas	2003	400

GROWTH STRATEGY

        Our objective is to leverage our experience in developing and operating high-end restaurants by expanding our Smith & Wollensky restaurant concept into new markets. At the same time, we plan to increase revenue at our existing restaurant operations as we build upon and increase what we believe is our reputation for providing an exceptional dining experience and high-quality food.

  PURSUE DISCIPLINED RESTAURANT GROWTH IN NEW MARKETS

        Opening Smith & Wollensky restaurants in new markets is the focus of our growth and expansion strategy. We expect to open another Smith & Wollensky restaurant in the fourth quarter of 2003. We expect the restaurant in Houston, Texas to have approximately 375 seats on two levels. Although we expect to open two new Smith & Wollensky restaurants in 2004 and two to three each year starting in 2005, we plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. The prototype menu will consist of most of the items currently available at existing Smith & Wollensky locations, such as steaks and chops, along with some of the selections available at Wollensky's Grill, including hamburgers and sandwiches. As we open additional Smith & Wollensky restaurants, we intend to convey the concept of the New York-based restaurant in decor, menu and atmosphere, while maintaining a flexible and fresh design that can be readily adapted to accommodate particular geographic regions. Since December 1997, we have opened eight additional Smith & Wollensky restaurants in major metropolitan areas throughout the United States, including our most recent restaurant, which opened in March 2003 in Dallas, Texas. We are currently considering other sites but to date have not signed any formal documents committing to any locations, other than Houston, Texas. During 2001, we sent a notice of termination relating to a lease agreement for a 22,000 square foot site in Boston and are currently considering a smaller site in Boston as well as sites in other metropolitan areas.

        In general, we prefer to open our restaurants on sites near central business districts within larger metropolitan areas. Typically, prior to opening a new restaurant our management team carefully analyzes demographic information for each prospective site and considers other factors. After reviewing all of the relevant information, management will rate a city's appropriateness as a location for a high-end restaurant generally, and specifically, a Smith & Wollensky.

        We seek long-term leases providing for substantial development or rent contributions from landlords or real estate developers in exchange for a market-based minimum annual rent and/or a percentage of annual gross sales above a stipulated minimum. We also evaluate opportunities to purchase and renovate existing restaurant sites that satisfy our selection criteria. Use of such sites can significantly reduce construction costs, shorten the time required to open a new restaurant and increase the return on investment.

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

  GROW AND DEVELOP EXISTING RESTAURANTS

        Since December 1997, we have opened eight Smith & Wollensky restaurants. Our experience has shown that our restaurants take between 15 and 36 months to achieve expected company-wide targeted levels of performance. Some of our newer restaurants are currently in various stages of the ramp-up phase, and we believe incremental revenue and restaurant level operating profitability can be realized from each of these restaurants as they continue to develop.

  LEVERAGE CENTRALIZED OPERATIONS TO INCREASE PROFITABILITY

        We have established a central corporate infrastructure to manage our restaurants through which we seek to take advantage of volume discounts and the allocation of fixed costs over a larger revenue base. All of our restaurants report daily through a point-of-sale system that allows us to monitor our revenues, costs, inventory and other operating statistics. As we continue our expansion, we will seek to take advantage of even greater volume discounts.

  EXPAND RETAIL OFFERINGS AND DEVELOP BRANDED MERCHANDISE

        We have developed a comprehensive merchandising strategy to reinforce and capitalize on what we believe is a distinctive upscale brand image built on the quality and name recognition of our Smith & Wollensky restaurants. At our Smith & Wollensky restaurants and on our website, selected products are offered for sale under the Smith & Wollensky brand name, including custom steak knives, dry-aged steaks, steak and barbeque sauces and cookbooks. Sales of items incorporating the Smith & Wollensky name are subject to the payment of a royalty to St. James Associates, the partnership that owns the Smith & Wollensky restaurant in New York.

UNIT ECONOMICS

        While we seek to develop high profile locations that create a distinctive dining experience, we are able to maintain unit operating margins due to high sales volumes coupled with effective cost controls. For the year ended December 30, 2002, the average sales for our six owned Smith & Wollensky restaurants open for the full period were $8.6 million. Sales for the year ended December 30, 2002 for the managed Smith & Wollensky restaurant in New York were $24.5 million, for which we received $564,000 as a management fee. For the year ended December 30, 2002, average sales for all of our nine owned restaurants open for the full period were $8.2 million. Our average cash investment, net of landlord contributions, was approximately $6.5 million for the seven owned Smith & Wollensky restaurants open as of December 30, 2002, excluding pre-opening costs. Excluding our two largest capacity units, our cash investment for these owned Smith & Wollensky restaurants, net of landlord contributions, averaged approximately $4.5 million, excluding pre-opening costs. We expect that in the future our cash investment, net of landlord contributions, will range from $2.0 million to $5.0 million per unit, excluding pre-opening costs. This range assumes that the property on which each new unit is located is being leased.

OUR OTHER RESTAURANT CONCEPTS

        In addition to Smith & Wollensky, we have developed several other restaurant concepts.

        The following table sets forth information with respect to our other restaurant concepts, which are located in New York City and managed by us, except where noted:

Location	Opening Year	Approximate Seating Capacity
The Post House	1980	175
The Manhattan Ocean Club(1)	1984	235
Cite(1)	1989	375
Park Avenue Café:
—New York(1)	1992	210
—Chicago(2)	1994	170
Mrs. Parks Tavern(3)	1994	290
Maloney & Porcelli	1996	410
ONEc.p.s.	2000	190

(1)
This location is owned not managed.
(2)
This location was closed by its owner during 2002.
(3)
Located in Chicago, IL

MARKETING, ADVERTISING AND PROMOTIONS

        For the past 20 years, the goal of our marketing strategy has been to build a loyal customer base, to enhance what we believe is the strong identity and name recognition of our restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. In order to attract new customers, we focus primarily on print advertising, but also employ limited radio and cable television advertising. We achieve national as well as local exposure through our print campaign.

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

        We also host Wine Week™, which we started in 1986. Wine Week™ has evolved into "National Wine Weeks" which we hold twice a year, usually in March and September. Our restaurants sponsor wine tastings at lunch each day for the entire week and wine makers are invited to represent their wineries and to serve and discuss their wines with customers. We believe these events enhance our restaurants' reputations for dedication to maintaining superior quality wine lists. Our other promotions include cigar or scotch tasting events as well as dinners hosted by nationally renowned chefs. We believe that our promotions build customer loyalty and increase future sales at our restaurants.

RESTAURANT OPERATIONS AND MANAGEMENT

        We believe that our high unit sales volume and portfolio of concepts allow us to attract, compensate and maintain high-quality, experienced restaurant management and personnel. We believe that we have a low rate of staff turnover for the restaurant industry. Professional, efficient and attentive service is integral to our overall success. Each of our restaurants is operated as an independent facility with each restaurant's general manager exercising discretion and playing a key role in its success. The general managers in our restaurants have an average tenure with us of over 15 years. During training, restaurant personnel are instructed in various areas of restaurant management, including food quality and preparation, wine selection, customer service, beverage service, quality and cost controls and employee relations. Restaurant general managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure that we will provide uniform operations in each of our restaurants, high-quality products on a consistent basis and proper service.

        We have developed a restaurant opening program and team designed to optimize the performance of our new restaurants. The team includes a general manager, training manager, purchasing manager, beverage manager and chef/kitchen manager. Restaurant managers typically complete a one to three month training program, and the senior managers of our established restaurants spend up to three months at each of the new restaurants in order to ensure quality control. Management believes it is imperative for new managers to spend much of their training period side by side with managers in existing operations in order to gain critical insight into day-to-day operations and overall management philosophy. The director of operations and the local restaurant manager interview all staff on site. Chefs are brought to an established unit for training prior to an opening, and periodically are given the opportunity to work at other locations under the supervision of our award-winning chefs. The director of management information systems typically stays at each new location until all accounting and management information systems are fully operational. We also coordinate our marketing, advertising and promotional program to support new restaurant openings while at the same time building national brand recognition.

        New wait staff at our restaurants participate in approximately three weeks of training during which time they work under the close supervision of our corporate opening team. Wait staff are trained and tested on proper service technique, wine and food knowledge, customer satisfaction and point-of-sale system usage.

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

        We attempt to maintain a consistent food and beverage cost as a percentage of sales through a variety of means. We have gained a great knowledge of trends and fluctuations in the pricing of our key commodities based on our 25 years of experience. While we do not believe most market conditions warrant entering long-term pricing contracts on our primary items, we contract or lock into appropriate volume commitments. We lock pricing and volume availability on key items such as beef and shrimp, which represent a majority of our food cost, when we deem it beneficial. Although we do not have a single source of supply for any particular food item and we believe that adequate alternative sources of supply are readily available, these alternative sources might not provide as favorable terms to us as our current suppliers when viewed on a long-term basis. In addition, we believe we are able to achieve cost savings through purchasing restaurant items such as glass, china, silver, utensils and similar items and equipment and some food items for all restaurants through Company wide agreements.

        Each of our restaurants also has an in-store beverage manager and/or wine steward who is supported by our corporate wine department. The beverage manager or wine steward at each restaurant purchases the majority of the wine in the local markets for each restaurant. This tailors the wine selections to customer preferences, market availability and menu/wine pairing. We have several national programs with wineries creating pricing programs to support local purchasing.

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

        Smith & Wollensky.    We manage the Smith & Wollensky restaurant in New York pursuant to a management agreement with St. James Associates. The agreement continues until terminated by the parties in accordance with the terms of the agreement described below. Pursuant to the management agreement, we provide management services to the Smith & Wollensky restaurant in New York in exchange for a fee of 2.3% of all restaurant sales. Smith & Wollensky Operating Corp., an entity controlled by Mr. Stillman, is one of the two general partners of St. James Associates. Mr. Stillman is also a limited partner of St. James Associates. The other general partner of St. James Associates may terminate the agreement if we fail to manage and market the restaurant in the same manner as has been done since the opening of the restaurant in 1977, and do not cure any failure to do so within 30 days after notice from the other general partner. In addition, the other general partner may terminate the agreement if we fail to prepare and deliver financial statements to St. James Associates each month, and do not cure any failure to do so within three days after notice from the other general partner. Additionally, under the terms of the agreement, the other partner of St. James Associates may terminate the agreement and replace us with any person, firm or corporation chosen by the other general partner, if we cease to be operated and directed by Mr. Stillman, whether by death, incapacity, retirement or otherwise and if within 60 days of receipt by St. James Associates of financial statements indicating that restaurant sales, available funds or gross profit margins fall below defined levels. The levels for any quarter that are set by the agreement in that event are restaurant sales less than $5.3 million, available funds less than $1.4 million, or gross profit margins less than 70%. The levels for any trailing four quarters that are set by the agreement in that event are restaurant sales less than $25.0 million, available funds less than $7.0 million, or gross profit margins less than 72%. The other general partner of St. James Associates can also terminate the agreement if there is a sale of the restaurant or of all of the partnership interests in St. James Associates. These termination rights do not include the right to terminate the trade name license.

        The Post House.    We manage The Post House in the Lowell Hotel in New York, and the food and beverage service for the Lowell Hotel, pursuant to a written restaurant management agreement. The agreement expires on January 23, 2005. Pursuant to The Post House agreement, we provide operating services for The Post House in exchange for a fee of 6.0% of gross revenues of The Post House. The Post House agreement may be terminated by either party upon one year's notice. Additionally, The Post House agreement may be terminated by the owners of the Lowell Hotel under some circumstances upon notice to us, including if we are adjudicated bankrupt or insolvent, upon 30 days notice to us if there is a sale of the restaurant, upon six months notice to us if the owners enter into a joint venture in the operation of the restaurant with a third party, or if the owners enter into certain financing arrangements. In addition, if we, or any of our successors, cease substantially to perform our duties and responsibilities (including maintaining the current general atmosphere and administering cost controls) under this agreement to the owners' satisfaction in their sole and absolute discretion, or if we materially injure the owner's reputation or business, the owners may terminate the agreement upon 30 days notice.

        Maloney & Porcelli.    We manage Maloney & Porcelli in New York pursuant to a written restaurant management agreement. We own the rights to the name Maloney & Porcelli and can use the name anywhere outside of a five-mile radius of the New York Maloney & Porcelli. We are not obligated to pay a royalty or fee outside of New York. We paid $1.5 million for the right to provide management services to Maloney & Porcelli, for which we receive a fee of 3.0% of all restaurant sales, plus a sum equal to the lesser of (i) 50% of operating cash flow or (ii) cash flow minus sums to be retained by the owner of Maloney & Porcelli pursuant to the Maloney & Porcelli agreement. The amounts to be retained by Maloney & Porcelli increase from $300,000 in 1999, to $360,000 in years 2000 through 2003 and to $480,000 in 2004 and each year thereafter until 2011. The Maloney & Porcelli agreement grants us the right to manage Maloney & Porcelli so long as its owner occupies the premises for the operation of a restaurant. The Maloney & Porcelli agreement may be terminated by the owner upon 30 days notice to us of certain defaults, including our failure to perform our duties and responsibilities under the agreement, gross negligence, reckless disregard of the interests of the owner, violations of law which materially injure the business of the restaurant or the reputation of the owner, or our failure to pay the amounts to be retained by the owner as described above. We have an option to purchase all of the assets of Maloney & Porcelli at any time before July 1, 2003, at a price of $9.5 million. This amount increases by $1.0 million next year to $10.5 million. We may exercise this option, at the $10.5 million purchase price, at any time on or after June 30, 2004 until 2011, subject to the owner's right to preempt the purchase option by paying us an amount equal to the scheduled purchase price. Additionally, we have a right of first refusal, should the owner receive an offer to sell Maloney & Porcelli.

        Park Avenue Café In Chicago.    Prior to December 2002, we operated the Park Avenue Café in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago pursuant to a written sub-management agreement. The sub-management agreement expires on the earlier of December 31, 2004 or the termination of the hotel management agreement between the owner of the Doubletree Hotel, Chicago HSR Limited Partnership and Doubletree Partners, which expires on December 31, 2010. We received a fee of (a) 1.5% of the total revenue of the food and beverage department, plus (b) 17.5% of the profits of the food and beverage department in excess of scheduled financial targets, plus (c) 5.0% of hotel profits in excess of scheduled financial targets. Either party may terminate the sub-management agreement if specified financial conditions are not met. Doubletree Partners may terminate the sub-management agreement upon 30 days notice if our beneficial ownership interests are transferred to any entity which is not owned more than 20% by Alan Stillman and of which Alan Stillman himself is not the Chief Executive Officer. We were in default with respect to this requirement subsequent to our IPO. This default could result in a termination of this sub-management agreement, which would result in the loss of any further management fee income from the Doubletree Hotel, which could have an adverse effect on our financial condition and results of operations. In addition, Chicago HSR Limited Partnership and Doubletree Partners may terminate the agreement if we fail to allow the Doubletree Hotel to use the names "Park Avenue Café" and "Mrs. Park's Tavern," if we fail to make a payment under the agreement after ten days notice, if we are otherwise in default of our obligations under the agreement after 30 days notice, or if we are subject to certain events of bankruptcy or insolvency. During December 2002, the owners of the Park Avenue Café in Chicago closed the restaurant and discontinued our requirement to provide other food and beverage department services for the Doubletree Hotel in Chicago. As a result, we are no longer receiving the fees described above. We are currently negotiating a termination of the sub-management agreement and structuring a new management arrangement with Chicago HSR Limited Partnership and Doubletree Partners, and we anticipate that we will continue to manage Mrs. Parks Tavern for an annual fee of $50,000.

        ONEc.p.s.    Pursuant to a management agreement with Plaza Operating Partners, Ltd. (the "Plaza Operating Partners"), we manage the ONEc.p.s. restaurant located in the Plaza Hotel, New York. The agreement expires on September 12, 2010. At the inception of the agreement we paid $500,000 for the right to provide these management services, for which we receive a base management fee of 4% of the gross revenues recognized from the services provided at ONEc.p.s. plus an additional fee of 40% of the restaurant's operating cash flows, as reduced by the repayment of project costs and working capital contributions. After all the project costs and working capital contributions have been repaid, the additional fee will increase to 50% of the restaurant's operating cash flows. The base management fee is payable on a current basis only to the extent there is sufficient cash flow after all operating expenses have been accrued. To the extent that there is not sufficient cash flow, payment of the base management fee is carried forward without interest from one year to the next, but the owner of the restaurant has no liability for such non-payment. The ONEc.p.s. agreement may be terminated by Plaza Operating Partners at any time immediately upon notice to us, due to the fact that pre-opening costs exceeded $5.25 million, although Plaza Operating Partners has indicated to us that they do not have any present intention to terminate the management agreement. Termination of the management agreement would result in the loss of any further management fee income from ONEc.p.s., which could have an adverse effect on our financial condition and results of operations. In addition, since the funds in the working capital account have been expended, and insufficient funds existed to pay operating expenses, the agreement may be terminated by either party upon notice. Plaza Operating Partners may also terminate the agreement if we fail to achieve applicable performance goals, if we are subject to certain events of bankruptcy or insolvency, if the individual who directs the daily operations of the management company or has overall control and decision making authority of the management company is replaced other than in the ordinary course of business or in connection with the merger, consolidation or other transfer of any direct or indirect interest in the tenant, or at any time upon 90 days notice to us and the payment of a fee to us.

        As of September 30, 2002, we had contributed $500,000 for the right to provide management services for the ONEc.p.s restaurant and had contributed, since the restaurants inception in September 2000, approximately $924,000 of additional funding for this restaurant. Based on the terms of our agreement, we anticipated being reimbursed from the Plaza Hotel for the additional funding that we provided. We recorded a reserve of $300,000 in 2001 based on our determination that, at the time, part of the receivable might not be recoverable. During the quarter ended September 30, 2002, we determined that the carrying value of the management contract was impaired and the remaining unamortized investment of approximately $398,000 was written off. In the fourth quarter of 2002, we reached an agreement with Plaza Operating Partners, Ltd. and collected $300,000 as our share of the additional funding for operating losses. During the three months ended September 30, 2002, we recorded an additional write-off of $324,000 for the remaining portion of the receivable deemed no longer recoverable.

MANAGEMENT INFORMATION SYSTEMS

        We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems. We collect sales and related information daily from each restaurant and we provide restaurant managers with operating statements for their respective locations. We connect point-of-sale systems in individual restaurants via secured data network to a central data repository in the corporate office and upgrade such point-of-sale systems to facilitate the on-line downloading and constant monitoring of financial information. We manage a central database of frequent customers and maintain our website; which includes the ability to sell all Smith & Wollensky branded products and cookbooks.

COMPETITION

        The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, customer service, ambience, location and overall dining experience. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, the cost and availability of raw material and labor, purchasing power, governmental regulations and local competitive factors. Although we believe we compete favorably with respect to each of these factors, some of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and restaurant level employees.

GOVERNMENT REGULATION

        Our business is subject to extensive federal, state and local government regulations, including regulations relating to alcoholic beverage control, the preparation and sale of food, public health and safety, sanitation, building, zoning and fire codes. A significant percentage of the revenues of each of the restaurants we own or manage are attributable to the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to serve liquor and/or beer and wine, and each restaurant has food service licenses from local health authorities. Our licenses to serve alcoholic beverages must be renewed annually and each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

        We are subject, in some states, to "dram shop" statutes which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person and we carry liquor liability coverage as part of our existing comprehensive general liability insurance. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations.

        We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various state laws governing such matters as minimum wages, overtime, tip credits and reporting and other working conditions. A significant number of our hourly personnel are paid at rates related to the federal minimum wage. In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment.

EMPLOYEES

        As of December 30, 2002 we had 1,345 employees. Of these, 46 were employed in our office facilities. In our restaurants, we had 1,299 employees, including 254 managers and administrators at the restaurants. Management believes our relationships with our employees are excellent.

ITEM 2. PROPERTIES

  PROPERTIES

        We lease restaurant space, office facilities and real property under various operating leases. Restaurant space, office facilities and real property lease terms, including renewal options range, from 4 to 56 years through 2058. Our leases provide for renewal options for terms ranging from five to twenty years. The restaurant leases provide for minimum annual rent and certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. As of December 30, 2002, our future minimum lease payments of our headquarters and restaurants are as follows: 2003—$5.3 million; 2004—$5.8 million; 2005—$5.9 and thereafter—$74.9 million.

        All of our owned restaurants are located in space leased or owned by us as set forth below:

Restaurant	Location	Approximate Square Footage	Year Of Expiration Of Initial Term	Year Of Expiration If All Options Exercised
Smith & Wollensky	1 Washington Avenue, Miami, FL	23,700	2005	2025
	318 North State Street, Chicago, IL	23,500	2012	2022
	1009 Poydras Street, New Orleans, LA(1)	16,700
	3767 Las Vegas Blvd., Las Vegas, NV(2)	30,000	2018	2058
	1112 19th Street, Washington, D.C.	20,000	2014	2024
	210 W. Rittenhouse Square, Philadelphia, PA	9,700	2010	2020
	4145 The Strand West, Easton Town Center, Columbus, OH	10,300	2012	2022
	18438 North Dallas Parkway, Dallas, TX(1)	12,700
	4001 Westheimer, Highland Village Shopping Center, Houston, TX	12,300	2018	2028
Maloney & Porcelli(3)	601 Pennsylvania Avenue, N.W., North Building, Washington, D.C.	10,000	2009	2019
Park Avenue Café	100 E. 63rd Street, NY	11,000	2006	2016
Cite	120 W. 51st Street, NY	13,000	2009	2009
The Manhattan Ocean Club	57 W. 58th Street, NY	12,000	2003	2013

(1)
We own these locations.

(2)
See discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3)
This location was closed in January 2001. On January 31, 2002, we signed a lease termination agreement with the landlord of this location reducing its remaining obligation under the terms of the lease to January 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

        On or about September 5, 2001, Mondo's of Scottsdale, L.C. filed a suit against us alleging that we had entered into an agreement to purchase all of its leasehold interest in, and certain fixtures and equipment located at, its restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and has been set to go to jury trial in October 2003. The plaintiff requested damages of approximately $2.0 million. We are vigorously contesting this suit. Management believes based on advice from local counsel that we have a significant likelihood of prevailing in the suit and that the risk of loss is not probable. Accordingly, we have not established a reserve for loss in connection with this suit. If we lose the suit, our financial position, results of operation and cash flows may be adversely affected.

        We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock began trading on the Nasdaq National Market under the symbol SWRG on May 23, 2001. Prior to that time, there was no trading market for our common stock. The following table sets forth for the periods indicated the high and low closing sales price of our common stock on the Nasdaq National Market.

FISCAL YEAR ENDED DECEMBER 30, 2002:

	High	Low
First Quarter	$5.33	$3.56
Second Quarter	$7.05	$4.80
Third Quarter	$5.81	$3.18
Fourth Quarter	$4.10	$3.45

FISCAL YEAR ENDED DECEMBER 31, 2001:

	High	Low
Second Quarter (Starting May 24, 2001)	$8.00	$5.47
Third Quarter	$6.75	$3.00
Fourth Quarter	$4.20	$3.17

        Since our initial public offering in May 2001, we have not declared or paid any cash dividends on our common stock. Pursuant to the terms of our secured term loan agreement, we cannot declare or pay any dividends if any portion of the term loan is outstanding. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. There were approximately 1,500 holders of record of our common stock at March 28, 2003.

ITEM 6. SELECTED FINANCIAL DATA

        The Consolidated Statement of Operations Data for each of the years in the five-year period ended December 30, 2002 and the Balance Sheet Data as of December 30, 2002, December 31, 2001, January 1, 2001, January 3, 2000, and December 28, 1998 are derived from our Consolidated Financial Statements, which have been audited by KPMG LLP, independent certified public accountants. The Selected Consolidated Financial Information should be read in conjunction with the Consolidated

Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	FISCAL YEAR(1)
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Owned restaurant sales	$77,310	$70,619	$81,463	$69,835	$42,521
Income from owned restaurant operations(2)	7,152	5,433	4,862	7,077	2,553
Management fee income	2,407	2,433	3,060	2,928	2,968
Income from owned and managed restaurants	8,837	7,566	7,922	10,005	5,521
Operating income (loss)	(1,900)	(2,152)	(1,524)	1,603	(1,436)
Loss before income taxes	(1,958)	(3,259)	(4,578)	(588)	(1,873)
Net loss before extraordinary item	(2,127)	(3,494)	(4,886)	(1,120)	(2,445)
Extraordinary item, net of tax benefit	—	(801)	—	—	—
Net loss	(2,127)	(4,295)	(4,886)	(1,120)	(2,445)
Accrual of dividends and amortization of issuance costs on preferred shares	—	(620)	(1,488)	(1,487)	(1,487)
Net loss applicable to common shares(3)	$(2,127)	$(4,915)	$(6,374)	$(2,607)	$(3,932)
Net loss applicable to common shares basic and diluted before extraordinary item	$(0.23)	$(0.60)	$(2.07)	$(0.85)	$(1.28)
Extraordinary loss on early retirement of debt, net of tax benefit	—	$(0.12)	—	—	—
Net loss applicable to common shares(3)	$(0.23)	$(0.72)	$(2.07)	$(0.85)	$(1.28)
Weighted average shares used in computing net loss per share, basic and diluted(3)	9,354,266	6,903,905	3,083,930	3,083,930	3,079,704
	FISCAL YEAR(1)
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash	$4,158	$4,561	$370	$2,017	$—
Total assets	77,855	71,098	63,377	64,310	58,376
Long-term debt, including current portion	9,389	2,065	24,135	24,070	17,104
Convertible redeemable preferred stock(4)(5)	—	—	24,090	22,602	21,115
Total stockholders' equity	54,406	56,584	1,065	7,439	9,496
Other Data:
Average owned restaurant sales for units open for entire period	$8,167	$7,838	$9,574	$9,510	$8,544
Number of owned restaurants at end of period(6)	10	9	10	8	7
Number of managed restaurants at end of period	5	5	5	4	4
Total of owned and managed restaurants at end of period(6)	15	14	15	12	11
Comparable owned restaurants sales increase (decrease)(1)	4.2%	(13.8%)	8.4%	5.2%	3.0%
EBITDA(7)	$1,809	$1,567	$2,143	$4,759	$408
Cash flows provided by (used in):
Operating activities	$3,486	$(2,660)	$3,621	$843	$(781)
Investing activities	(11,212)	(6,320)	(5,254)	(6,303)	(22,697)
Financing activities	7,323	13,171	(14)	7,477	13,840

(1)
Fiscal 1999 consisted of a 53-week period. All other fiscal years consisted of 52-week periods. All numbers in tables and footnotes are presented in thousands, except share and per share/unit amounts. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months. Because 1999 was a 53-week fiscal year and 2001, 2000 and 1998 were 52-week fiscal years, the Company calculated comparable restaurant sales for those years on an average weekly basis.

(2)
During the fourth quarter of fiscal 2000 we recorded a pre-tax charge of $2,423 representing the write-down of property and equipment and certain other assets and accrual of certain lease exit costs associated with the closure of the Maloney & Porcelli unit in Washington, D.C. In fiscal 2001 a pre-tax charge of $67 was recorded relating to the terms of a lease termination agreement.

(3)
Net loss applicable to common shares includes the net loss and the total of the accrued dividends on preferred shares and the amortization of issuance costs on preferred shares for 2001, 2000, 1999 and 1998.

(4)
All outstanding shares of preferred stock automatically converted to shares of common stock upon the completion of the IPO. Prior to giving effect to the 2-for-3 reverse stock split of our common stock, the preferred stock was convertible on a share for share basis.

(5)
In 1997, we received proceeds of $19,400 from the issuance of 2,172,794 shares of convertible preferred stock. Part of these proceeds were used for the construction of the units built in 1997 and 1998.

(6)
For fiscal 2000, includes the Maloney & Porcelli unit in Washington, D.C. which was opened in January 2000 and closed in January 2001, but the pre-tax charge associated with the closing of the restaurant was recorded in the fourth quarter of 2000.

(7)
EBITDA represents net income (loss) before interest expense—net of interest income, income taxes, restaurant level depreciation and amortization and corporate level depreciation and amortization which is included in general and administrative expenses. EBITDA should not be construed as (a) an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or (b) an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. EBITDA as calculated by us may be calculated differently than EBITDA for other companies. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA does not take into account our debt service requirements, capital expansion, and other commitments and, accordingly, is not necessarily indicative of amounts available for the payment of dividends, reinvestment, or other discretionary uses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and related notes contained in this Annual Report on Form 10-K. References contained herein to 2002, 2001 and 2000 mean the fiscal years ended December 30, 2002, December 31, 2001 and January 1, 2001 respectively.

General

        As of December 30, 2002, we operated 15 high-end, high volume restaurants in the United States. We believe that the particularly large size of the markets we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. In March 2003, we opened a 400 seat

Smith & Wollensky in Dallas, Texas. We expect to open another Smith & Wollensky restaurant in the fourth quarter of 2003 in Houston, Texas. We expect the restaurant in Houston, Texas to have approximately 375 seats on two levels. Although we expect to open two new Smith & Wollensky restaurants in 2004 and two to three per year starting in 2005, we plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased.

        As a result of our recent expansion, period-to-period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. Average sales for our nine owned units open for all of 2002 were $8.2 million. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 months.

        Pursuant to management contracts and arrangements, we operate, but do not own, the original Smith & Wollensky, Maloney & Porcelli, The Post House and ONEc.p.s. restaurants in New York and the Mrs. Parks Tavern in Chicago. The Park Avenue Café in Chicago was closed by its owner in December 2002.

        Owned restaurant sales include gross sales less sales taxes and other discounts. Cost of owned restaurant sales include food and beverage costs, salaries and related benefits, restaurant operating expenses, occupancy and related expenses, marketing and promotional expenses and restaurant level depreciation and amortization. Salaries and related benefits include components of restaurant labor, including direct hourly and management wages, bonuses, fringe benefits and related payroll taxes. Restaurant operating expenses include operating supplies, utilities, maintenance and repairs and other operating expenses. Occupancy and related expenses include rent, real estate taxes and other occupancy costs.

        Management fee income relates to fees that we receive from our managed units. These fees are based on a percentage of sales from the managed units, ranging from 2.3% to 6.0%. Management fee income also includes fees from Maloney & Porcelli equal to 50% of the unit's net operating cash flow generated during each fiscal year, provided that the Maloney & Porcelli owner receives a minimum amount of operating cash flow per year ranging from $360,000 to $480,000. We had been receiving a management fee of 1.5% of restaurant sales for the Park Avenue Café and Mrs. Parks Tavern restaurants in Chicago and a share of the profits for managing the food and beverage service for the Doubletree Hotel in Chicago. During December 2002, the owners of the Park Avenue Café in Chicago closed the restaurant and discontinued our requirement to provide other food and beverage department services for the Doubletree Hotel in Chicago. As a result we are no longer receiving the fees described above. We are currently negotiating a termination of the sub-management agreement and structuring a new management arrangement with Chicago HSR Limited Partnership and Doubletree Partners, and we anticipate that we will continue to manage Mrs. Parks Tavern for an annual fee of $50,000. Management fee income from ONEc.p.s. is equal to 40% of the restaurant's operating cash flows, as reduced by the repayment of project costs and working capital contributions. After all the project costs and working capital contributions have been repaid, the fee will increase to 50% of the restaurant's operating cash flows.

        General and administrative expenses include all corporate and administrative functions that support existing owned and managed operations and provide infrastructure to facilitate our growth. General and administrative expenses are comprised of management, supervisory and staff salaries and employee benefits, travel costs, information systems, training costs, corporate rent, corporate insurance and professional and consulting fees. Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses. General and administrative expenses also include the depreciation of corporate-level property and equipment and the amortization of corporate intangible assets, such as goodwill, licensing agreements and management contracts.

        Royalty expense represents fees paid pursuant to a licensing agreement with St. James Associates, based upon 2.0% of sales for restaurants utilizing the Smith & Wollensky name.

        Wherever we refer to a particular year, we refer to our 52- or 53-week fiscal year ending on the Monday nearest December 31, unless otherwise noted. Fiscal years ended December 30, 2002, December 31, 2001 and January 1, 2001 each consisted of 52-week periods.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

        On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, income taxes, income tax valuation allowances and legal proceedings. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

        We believe the following is a summary of our critical accounting policies:

        Revenue recognition: Sales from owned restaurants are recognized as revenue at the point of the delivery of meals and services. Management fee income is recognized as the related management fee is earned pursuant to the respective agreements.

        Allowance for doubtful accounts: Substantially all of our accounts receivable are due from companies or individuals with good historical track records of payment. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We increased our allowance for doubtful accounts by $322,000 from 2000 to 2001. Our owned restaurant sales and income derived from managed restaurant sales decreased significantly due to a general economic slowdown in the New York metropolitan area and across the country at the time of the write-off, as well as from a disruption of our business resulting from the tragic events of September 11, 2001. The terrorist event and its subsequent impact on the New York and Washington, D.C. area had an effect on our ability to collect certain accounts receivable. Those receivables included both an amount receivable under our management agreement to operate and manage one of our properties, as well as certain house accounts that customers had at our various restaurants. The increase consisted of a $300,000 reserve in connection with the expected collections of the receivable we had relating to our management contract and a $22,000 net increase for additional uncollectible house accounts determined by conducting a specific review of major account balances and by applying statistical experience factors to the various aging categories of receivable balances. We decreased the allowance for doubtful accounts by $285,000 from 2001 to 2002. The decrease consisted of a direct write-off of the $300,000 reserve relating to our management contract, partially offset by a $15,000 net increase for additional uncollectible house accounts.

        Long-lived assets: We review long-lived assets to be held and used or to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by restaurant comparing the carrying amount of the restaurant's assets to undiscounted future net cash flows expected to be generated by such assets. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis.

        Goodwill: Goodwill represents the excess of fair value of certain reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangibles assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We assess the recoverability of goodwill through a fair value evaluation performed for each reporting unit that has goodwill. The fair value valuation is calculated using various methods, including an analysis based on projected discounted future operating cash flows of each reporting unit using a discount rate reflecting our average cost of funds. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. We recorded an impairment of goodwill of $75,000 during 2002 related to our Mrs. Parks Management Company reporting unit. This impairment related to lower than anticipated future cash flow for us from the closing by the hotel owner of the Park Avenue Café restaurant in Chicago. For the remainder of our reporting units with goodwill, the fair value is in excess of the recorded carrying value. The net carrying value of goodwill as of December 30, 2002 and December 31, 2001 was $6.9 million and $7.0 million, respectively.

        Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the asset to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. During 2002, we determined that the carrying amount of the management contract and receivable from the ONEc.p.s. restaurant was not recoverable and an impairment had occurred. We recorded a one-time charge for investment in managed restaurants of $722,000 in the third quarter of 2002, which consisted of a $398,000 charge against the net investment in the management contract and a $324,000 charge against the receivable. For the remainder of our other intangible assets, the fair value is in excess of the recorded carrying value. The net carrying value of these intangible assets as of December 30, 2002 and December 31, 2001 was $4.1 million and $4.5 million respectively.

        Artwork: We occasionally purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets.

        Self-insurance liability: We are self insured for our employee health program. We maintain stop loss insurance to limit our total exposure and individual claims. The liability associated with this program is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical medical claim patterns and known economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted. However, we believe that a change in our current accrual requirement of 10% or less would cause an immaterial change to our financial results.

        Legal proceedings: We are involved in various claims and legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

        Income taxes and income tax valuation allowances: We estimate certain components of our provision for income taxes. These estimates include, but are not limited to, effective state and local income tax rates and estimates related to depreciation expense allowable for tax purposes. Our estimates are made based on the best available information at the time that we prepare the provision. We usually file our income tax returns several months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed and could be subject to differing interpretations of the tax laws.

        At December 30, 2002, we have recorded a valuation allowance of $8.5 million to reduce our net operating loss and tax credit carryforwards of $6.2 million and other timing differences of $2.3 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

        For a detailed discussion on the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements" in Item 14 of this Annual Report on Form 10-K, beginning on page F-8. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

	Fiscal
	2002		2001		2000
	(Dollars in thousands)
Consolidated Statement of Operations Data:
Owned restaurant sales	$77,310	100.0%	$70,619	100.0%	$81,463	100.0%
Cost of owned restaurant sales:
Food and beverage costs	22,500	29.1	20,684	29.3	24,390	30.0
Salaries and related benefit expenses	23,031	29.8	21,408	30.3	24,728	30.4
Restaurant operating expenses	12,186	15.8	11,073	15.7	12,147	14.9
Occupancy and related expenses	5,932	7.7	5,297	7.5	5,730	7.0
Marketing and promotional expenses	3,241	4.2	3,359	4.8	4,154	5.1
Depreciation and amortization	3,268	4.2	3,015	4.3	3,029	3.7
Charge to close owned restaurant	—	—	67	0.1	2,423	3.0
Write-off of site development costs	—	—	283	0.4	—	—

Total cost of owned restaurant sales	70,158	90.8	65,186	92.4	76,601	94.1

Income from owned restaurant operations	7,152	9.2	5,433	7.6	4,862	5.9
Management fee income	2,407	3.1	2,433	3.5	3,060	3.8
Reserve on receivable from managed restaurant	—	—	(300)	(0.4)	—	—
Charge for investment in managed restaurants	(722)	(0.9)	—	—	—	—

Income from owned and managed restaurants	8,837	11.4	7,566	10.7	7,922	9.7
General and administrative expenses	9,573	12.4	8,751	12.4	8,399	10.3
Royalty expense	1,089	1.4	967	1.4	1,047	1.3
Goodwill impairment	75	0.1	—	—	—	—

Operating loss	(1,900)	(2.5)	(2,152)	(3.1)	(1,524)	(1.9)
Interest expense, net	(58)	(0.1)	(1,107)	(1.6)	(3,054)	(3.7)

Loss before provision for income taxes	(1,958)	(2.6)	(3,259)	(4.7)	(4,578)	(5.6)
Provision for income taxes	169	0.2	235	0.3	308	0.4

Loss before extraordinary item, net of tax benefit	(2,127)	(2.8)	(3,494)	(5.0)	(4,886)	(6.0)
Extraordinary loss on early retirement of debt	—	—	(801)	(1.1)	—	—

Net loss	$(2,127)	(2.8)%	$(4,295)	(6.1)%	$(4,886)	(6.0)%

2002 COMPARED TO 2001

        OWNED RESTAURANT SALES. Owned restaurant sales increased $6.7 million, or 9.5%, to $77.3 million in 2002 from $70.6 million in 2001. The increase in restaurant sales was due to $3.8 million in sales relating to the opening of the Smith & Wollensky unit in Columbus, Ohio combined with a $3.0 million, or 4.2%, net increase in sales for our comparable owned units open for these entire periods. This was partially offset by a decrease in sales of $78,000 from the Maloney & Porcelli unit in Washington, D.C., which closed in January 2001. The increase in comparable owned unit sales was due in part to a net increase in sales of $2.1 million from our owned Smith & Wollensky units open for the entire period and, to a lesser extent, an increase in sales of $872,000 from our three owned New York units. The improvement is a result of a modest increase in both tourist and business travel and in banquet sales as compared to 2001, which included the tragic events of September 11, 2001 and the related aftermath, and limited price increases in the last part of the fourth quarter in both years.

        FOOD AND BEVERAGE COSTS. Food and beverage costs increased $1.8 million to $22.5 million in 2002 from $20.7 million in 2001. This increase was primarily due to the food and beverage costs relating to the opening of the Smith & Wollensky unit in Columbus, Ohio. Food and beverage costs as a percentage of owned restaurant sales decreased to 29.1% in 2002 from 29.3% in 2001, primarily due to lower beef and seafood costs in the first three quarters of 2002 combined with the continued effort to buy commodities in volume, and continued cost efficiencies at the units. We incurred higher beef and seafood costs in the fourth quarter of 2002 and we anticipate these higher costs to continue through the beginning of 2003. These improvements were partially offset by the new Smith & Wollensky unit in Columbus, Ohio, which experienced higher than normal food and beverage costs as a percentage of sales as result of initial startup inefficiencies and a lower revenue base. It is common for new restaurants to experience this in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

        SALARIES AND RELATED BENEFITS. Salaries and related benefits increased $1.6 million to $23.0 million in 2002 from $21.4 million in 2001. This increase was primarily due to the salaries and related benefits relating to the opening of the Smith & Wollensky unit in Columbus, Ohio and, to a lesser extent, the additional personnel required to service the increase in volume at the units open for the entire period and an increase in the cost per employee of health insurance. Salaries and related benefits as a percentage of owned restaurant sales decreased to 29.8% in 2002 from 30.3% in 2001. The decrease in salaries and related benefits as a percentage of owned restaurant sales was primarily due to the leveraging effect of sales increases on the fixed portion of restaurant salaries and related benefits. This decrease was partially offset by the additional staffing required at the new Smith & Wollensky unit in Columbus, Ohio during the first six months of operations. Generally, as the unit matures, we expect that staffing will be reduced through efficiencies and salaries and related benefits as a percentage of sales for that unit will decrease due to the lower staffing requirement and higher revenue base.

        RESTAURANT OPERATING EXPENSES. Restaurant operating expenses increased $1.1 million to $12.2 million in 2002 from $11.1 million in 2001. Restaurant operating expenses as a percentage of owned restaurant sales increased to 15.8% for 2002 from 15.7% in 2001 primarily due to the opening of the Smith & Wollensky unit in Columbus, Ohio and, to a lesser extent, an increase in operating supplies and repair and maintenance expenditures at the units open the entire period. This increase was partially offset by an insurance claim in 2002 for one of our units.

        OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses increased $635,000 to $5.9 million in 2002 from $5.3 million in 2001. Occupancy and related expenses as a percentage of owned restaurant sales increased to 7.7% in 2002 from 7.5% in 2001 primarily due to the rent associated with the new Smith & Wollensky unit in Columbus, Ohio, as well as a one-time payment resulting from an assessment of property taxes for one of our units combined with a negotiated increase for additional space at another unit and a non recurring credit for percentage of sales rent and common area maintenance credit at another location in 2001.

        MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased to $3.2 million in 2002 from $3.4 million in 2001. Marketing and promotional expenses as a percentage of owned restaurant sales decreased to 4.2% in 2002 from 4.8% in 2001, primarily due to a decrease in print advertisements and a reduction in advertising rates. This decrease was partially offset by promotional costs related to the opening of the new Smith & Wollensky unit in Columbus, Ohio and to a general increase in the number of promotional events at the units that were open the entire period.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $253,000 to $3.3 million in 2002 from $3.0 million in 2001, primarily due to the increase in depreciable fixed assets relating to the new Smith & Wollensky unit in Columbus, Ohio and, to a lesser extent, a full year of depreciation on the banquet facility built at the end of 2001 at the Smith & Wollensky unit in Washington, D.C.

        MANAGEMENT FEE INCOME. Management fee income remained constant at $2.4 million in 2002 and 2001, respectively.

        RESERVE ON RECEIVABLE FROM MANAGED RESTAURANTS. In 2001, due to the economic uncertainties that existed, we established a reserve of $300,000 against receivables related to a managed restaurant we deemed might be uncollectable.

        CHARGE FOR INVESTMENT IN MANAGED RESTAURANT. The charge for investment in managed restaurants of $722,000 in 2002 represents the costs associated with an unsettled contractual dispute relating to ONEc.p.s and management's belief that its initial investment in this managed property is impaired.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $822,000 to $9.6 million in 2002 from $8.8 million in 2001. General and administrative expenses as a percentage of owned restaurant sales remained constant at 12.4% in 2002 and 2001, respectively. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of owned and managed restaurant sales increased to 7.5% in 2002 from 7.3% in 2001. The increase was primarily due to an increase in travel expenditures relating to the development of new Smith & Wollensky units, as well as increases in insurance, professional fees and other miscellaneous expenses.

        ROYALTY EXPENSE. Royalty expense increased $122,000 to $1.1 million in 2002 from $967,000 in 2001, primarily due to a net increase in sales from the Smith & Wollensky units of $5.9 million.

        GOODWILL IMPAIRMENT. In accordance with SFAS No. 142 ("Goodwill and Other Intangible Assets"), which we adopted on January 1, 2002, we are no longer required to amortize goodwill. Instead, we must test goodwill at least annually for impairment. During the fourth quarter of 2002, we had goodwill impairment of $75,000 that related to our Mrs. Parks Management Company reporting unit. This impairment related to a change in the management contract resulting from the closing by the owner of the Park Avenue Café restaurant in Chicago.

        INTEREST EXPENSE—NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $1.0 million to $58,000 in 2002 from $1.1 million in 2001, primarily due to the repayment of the senior credit facility, the $10.0 million senior subordinated note and the $1.0 million senior revolving credit facility in May 2001.

        PROVISION FOR INCOME TAXES. The income tax provisions for 2002 and 2001 represent certain state and local tax rates.

        EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. For 2001, in connection with the IPO and the retirement of outstanding debt, we recorded an extraordinary charge of $801,000, net of $280,000 of income tax benefits, to write-off the remaining unamortized debt issuance costs and premiums associated with the repayment of our senior credit facility and the repurchase of the senior subordinated note described below.

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

        FOOD AND BEVERAGE COSTS. Food and beverage costs decreased $3.7 million to $20.7 million in 2001 from $24.4 million in 2000. Food and beverage costs as a percentage of owned restaurant sales decreased to 29.3% in 2001 from 30.0% in 2000, primarily due to cost efficiencies achieved at the two newer units, the Smith & Wollensky restaurants in Washington D.C. and Philadelphia, resulting in food and beverage costs as a percentage of owned restaurant sales that are more comparable to mature unit results, and to a lesser extent, the reduction in costs due to the closing of the Maloney & Porcelli restaurant in Washington, D.C. in January 2001.

        SALARIES AND RELATED BENEFITS. Salaries and related benefits decreased $3.3 million to $21.4 million in 2001 from $24.7 million in 2000. Salaries and related benefits as a percentage of owned restaurant sales decreased to 30.3% in 2001 from 30.4% in 2000. The decrease in salaries and related benefits was due to a $1.3 million decrease resulting from the closing of the Maloney & Porcelli restaurant in Washington, D.C. in January 2001, from the cost efficiencies achieved at several of the units for 2001 and the absence of the additional staffing required to support the June 2000 opening of the Smith & Wollensky unit in Philadelphia.

        RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased $1.1 million to $11.0 million in 2001 from $12.1 million in 2000. The decrease primarily related to the decrease in certain restaurant operating expenses, including operating supplies and credit card charges that related to the reduction in sales volume, and to a lesser extent, the absence of the higher operating costs associated with the opening of two units in 2000. This decrease was partially offset by an increase in utility costs in 2001. Restaurant operating expenses as a percentage of owned restaurant sales increased to 15.7% for 2001 from 14.9% in 2000 as a result of the overall decrease in sales volume.

        OCCUPANCY AND RELATED EXPENSES. Occupancy and related expenses decreased $433,000 to $5.3 million in 2001 from $5.7 million in 2000. The decrease was primarily due to the closing of the Maloney & Porcelli restaurant in Washington, D.C. in January 2001 and a reduction in percentage of sales rent at certain locations. Occupancy and related expenses as a percentage of owned restaurant sales increased to 7.5% in 2001 from 7.0% in 2000 due to fixed minimum rent paid over a decreasing revenue base.

        MARKETING AND PROMOTIONAL EXPENSES. Marketing and promotional expenses decreased $795,000 to $3.4 million in 2001 from $4.2 million in 2000. Marketing and promotional expenses as a percentage of owned restaurant sales decreased to 4.8% in 2001 from 5.1% in 2000, due to a decrease in print advertisements and a reduction in advertising rates.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained constant at $3.0 million in 2001 and 2000, respectively.

        CHARGE TO CLOSE OWNED RESTAURANT. In the fourth quarter of 2000, we closed the Maloney & Porcelli unit in Washington, D.C. and recorded a pretax charge of $2.4 million, which included an accrual of $322,000 relating to lease exit costs associated with the closure. In the third quarter of 2001, as a result of the difficult economic conditions, exacerbated by the terrorist acts on September 11, 2001 in New York and Washington, D.C. we concluded that we would not be able to exit our lease obligation by the end of the year. At that time, we recorded an additional charge of $360,000 assuming a new tenant would not be identified until approximately June 30, 2003.

        Prior to the end of 2001, we began negotiations to terminate the remaining lease term with the landlord. On January 31, 2002, we were able to sign a lease termination agreement with the landlord of the Maloney and Porcelli property in Washington D.C. reducing the remaining obligation under the terms of the lease to January 31, 2002. We adjusted the accrual to record the remaining costs to be incurred under the terms of the agreement, as well as to write-off the remaining value of the property that we were now abandoning. As a result, we reversed approximately $293,000 in the fourth quarter of 2001.

        WRITE-OFF OF SITE DEVELOPMENT COSTS. In 2001, based on the tragic events relating to the September 11, 2001 terrorist attacks and overall economic conditions, management made a decision to terminate a lease that we had entered into to open a new restaurant in Boston. In connection with our decision to terminate the lease, we wrote-off the development costs (primarily architectural and legal fees) associated with a proposed Smith & Wollensky restaurant site. The write-off of costs incurred amounted to $283,000.

        MANAGEMENT FEE INCOME. Management fee income decreased $627,000 to $2.4 million in 2001 from $3.1 million in 2000, primarily due to a general economic slowdown in the New York Metropolitan area, and a company wide disruption of business resulting from the tragic events of September 11, 2001. This was partially offset by the increase in fees received relating to the management agreement for ONEc.p.s. that began operating in the third quarter of 2000. The economic slowdown and the September 11attacks caused our managed restaurants to have a decrease in their overall sales volume when comparing 2001 to 2000.

        RESERVE ON RECEIVABLE FROM MANAGED RESTAURANTS. In 2001, due to the current economic uncertainties, we established a reserve of $300,000 against receivables related to a managed restaurant we deem may be uncollectable.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $352,000 to $8.8 million in 2001 from $8.4 million in 2000. General and administrative expenses as a percentage of owned restaurant sales increased to 12.4% in 2001 from 10.3% in 2000. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of owned and managed restaurant sales increased to 7.3% in 2001 from 6.3% in 2000. The increase was primarily due to an increase in public relations, professional fees and other miscellaneous expenses, as well as the previously described decrease in sales volumes.

        ROYALTY EXPENSE. Royalty expense decreased $80,000 to $967,000 in 2001 from $1.05 million in 2000, due to a net decrease in sales from the Smith & Wollensky units of $3.9 million.

        INTEREST EXPENSE—NET OF INTEREST INCOME. Interest expense, net of interest income, decreased $1.9 million to $1.1 million in 2001 from $3.0 million in 2000, primarily due to the repayment of our senior credit facility, the $10.0 million senior subordinated note described below and our $1.0 million senior revolving credit facility in May 2001.

        PROVISION FOR INCOME TAXES. The tax provision in 2001 represents certain state and local taxes. The tax provision in 2000 represents federal alternative minimum tax and certain state and local taxes.

        EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. In connection with the IPO and the retirement of our outstanding debt, we recorded an extraordinary charge of $801,000, net of $280,000 of income tax benefits, to write-off the remaining unamortized debt issuance costs and premiums associated with the repayment of our senior credit facility and the repurchase of the senior subordinated note described below.

RISK RELATED TO CERTAIN MANAGEMENT AGREEMENTS

        We are subject to various covenants and operating requirements in certain of our management agreements that, if not complied with or otherwise met, provide for the right of the other party to terminate these agreements.

        With respect to management agreements, we are subject to a right of the other party to terminate, at any time, the agreement relating to ONEc.p.s., and we are in default under our agreement relating to the Mrs. Park's Tavern in Chicago, with respect to the requirement that our chairman beneficially own more than 20% of the entity which manages the facility, which could result in the loss of management fee income from these restaurants. We have not been notified by the other parties to these agreements that they plan to terminate the agreements and management has no reason to believe that the agreements will be terminated.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes, bank debt and an IPO. Net cash provided by / (used in) operating activities amounted to $3.5 million, ($2.7) million and $3.6 million for the years ended December 30, 2002, December 31, 2001, and January 1, 2001, respectively.

        Net cash provided by / (used in) financing activities was $7.3 million, $13.2 million and ($14,000) for the years ended December 30, 2002, December 31, 2001, and January 1, 2001, respectively. Funds provided by financing activities for the year ended December 30, 2002 includes $7.6 million from the issuance of long-term debt. During May 2001, we completed our IPO of 5,295,972 shares of common stock, of which we sold 4,750,000 shares, at $8.50 per share. Proceeds of the offering were used to redeem all of the outstanding debt under our senior credit facility, the $10.0 million senior subordinated note described below and the $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the IPO. Financing activities for the year ended January 1, 2001, consisted of $1.0 million from the issuance of short-term debt and the repayment of $1.0 million aggregate principal amount of long-term debt.

        We used cash primarily to fund the development and construction of new restaurants and expansion of existing restaurants. Net cash used in investing activities was $11.2 million, $6.3 million and $5.3 million for each of the years ended December 30, 2002, December 31, 2001 and January 1, 2001, respectively. Total capital expenditures were $8.7 million, $2.8 million and $4.4 million in 2002, 2001 and 2000, respectively. In October 2002, we purchased an existing restaurant in Dallas, Texas that and converted it into a Smith & Wollensky restaurant. The purchase price for the property, including 2.3 acres of land, was $3.75 million. Part of the purchase price was financed through a $1.65 million promissory note from the owner. The property, which is located in the North Dallas area, has an approximately 12,700 square foot building with a seating capacity of 400. We opened the new restaurant on March 17, 2003.

        Total capital expenditures are expected to be approximately $7.0 million in 2003. In March 2003 we opened a 400 seat Smith & Wollensky in Dallas, Texas. We expect to open another Smith & Wollensky restaurant in the fourth quarter of 2003 in Houston, Texas. We expect the restaurant to have approximately 375 seats on two levels. Although we plan to open two new Smith & Wollensky restaurants in 2004 and two to three per year starting in 2005, we plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased. The average cost of opening the last three Smith & Wollensky restaurants, net of landlord contributions, has been approximately $3.0 million, excluding pre-opening costs.

        We entered into a revolving credit facility with Fleet Bank on September 1, 1998, as amended on June 8, 1999, June 29, 1999, February 29, 2000 and March 21, 2001. We repaid all debt outstanding under the senior credit facility and the $1.0 million revolving credit facility, including accrued interest and a prepayment premium in May 2001 with the net proceeds from the IPO. These repayments terminated the senior credit facility and the senior revolving credit facility in accordance with the terms of the March 21, 2001 amendment.

        On June 29, 1999, we entered into a senior subordinated note purchase agreement with Magnetite. In connection with such purchase agreement, we issued a $10.0 million senior subordinated note bearing interest at 12.5%. We repaid all debt outstanding under the senior subordinated note in May 2001, including accrued interest and a prepayment premium, with the net proceeds of the IPO. In connection with the Magnetite financing, we issued Magnetite warrants to purchase up to 71,837 shares of our common stock at an exercise price of $.01 per share. Magnetite exercised its warrant on June 14, 2001. In connection with the exercise, we wrote off the remaining unamortized fair value of these warrants to additional paid in capital. Proceeds from our IPO were used to retire this note in 2001.

        In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bear interest at rates ranging from 9.0% to 12.0%. The aggregate outstanding balance of such liabilities was approximately $110,000 as of December 30, 2002. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, expires in June 2004, and bears interest at 5.75% per year. In addition, we assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.7 million on December 30, 2002.

        On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement we are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. We have borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commence June 30, 2003 and the loan matures on May 31, 2008. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $33,333 commencing June 30, 2003 over the term of the loan with a balloon payment of approximately $2.0 million on May 31, 2008. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. The term loan is guaranteed by us. At December 30, 2002 we were in compliance with the debt service coverage ratio and minimum liquidity financial covenants. We were not required to be in compliance with the senior leverage ratio and interest coverage ratio since we were in compliance with the minimum liquidity covenant. The balance of the funds available under the agreement will enable us, and can only be used, to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. We exercised our option with the owner to purchase the land in 2002. We are currently negotiating an amendment to the ground lease as an alternative to purchasing the land. We expect that this amendment would allow us to reduce our occupancy costs over the next five years, but may require the lease to be capitalized. In addition, we expect that this amendment would allow us to retain the right to purchase the property on terms substantially the same as the original option at any time during the next five years and provide sufficient financing to complete the purchase.

        On October 9, 2002, we purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. Part of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of SWRG. This loan bears interest at 8% per annum and requires annual principal payments of $550,000 with the first installment being prepaid on March 4, 2003, and the subsequent two installments due on October 9, 2004 and October 9, 2005, respectively. The promissory note is secured by a first mortgage relating to the Dallas property.

        On December 24, 2002 we entered into a $1.9 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement SWRG and Dallas S&W L.P., a wholly owned subsidiary, are the guarantors of borrowings by SWRG's wholly owned subsidiary, S&W Las Vegas, LLC. Of the $1.9 million borrowed by us under the agreement, $1.35 million will be used for general corporate purposes, including its new restaurant development program, and $550,000 will be used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. Pursuant to the terms of the agreement, this loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003, and continue through the loan's maturity date of December 24, 2007. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $15,833 commencing January 24, 2003 over the term of the loan with a balloon payment of approximately $1.0 million on December 24, 2007. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The term loan is guaranteed by us. At December 30, 2002 we were in compliance with the financial covenants as described above.

        We believe that our cash and short-term investments on hand, cash expected from operations and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and other operating activities, including funding working capital, throughout 2003. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. We may require additional capital to fund our expansion plans after fiscal 2003 or to satisfy working capital needs in the event that the general weakness in economic conditions continues. As a result we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us. Failure to obtain financing as needed could have a material adverse effect on our expansion plans.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum royalty payments licensing agreement (1)	$4,700	$700	$1,600	$1,600	$800(2)
Minimum distributions management agreement (1)	$3,720	$360	$960	$960	$1,440
Minimum payments on employment agreements (1)	$5,522	$1,361	$2,758	$1,403	$0
Principal payments on long-term debt (1)	$9,389	$1,156	$3,323	$4,406	$504
Minimum annual rental commitments (1)	$91,916	$5,298	$11,742	$10,872	$64,004

	$115,247	$8,875	$20,383	$19,241	$66,748

(1)
Please refer to the discussion in the "Liquidity and Capital Resources" section above and the Notes to Consolidated Financial Statements for additional disclosures regarding these obligations.

(2)
The license agreement is irrevocable and perpetual unless terminated in accordance with the terms of the agreement. See Notes to the Consolidated Financial Statements, Note 5, page F-16.

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

EFFECT OF NEW ACCOUNTING STANDARDS

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. We do not expect that the implementation of this standard will have a material impact on our results of operations.

        In July 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect that the implementation of this standard will have a material impact on our results of operations.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. We do not expect that the implementation of this standard will have a material impact on our results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements. We do not expect that the implementation of this standard will have a material impact on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at December 30, 2002.

	Expected Maturity Date
	Fiscal Year Ended
Debt	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value December 30, 2002
	(Dollars in thousands)
Long-term variable rate	$31	$949					$980	$980
Average interest rate							5.8%
Long-term fixed rate	$1,125	$1,185	$1,189	$643	$3,763	$504	8,409	9,487
Average interest rate							6.8%

Total Debt							$9,389	$10,467

        We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is set forth on pages F-1 to F-32 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is set forth in SWRG's Notice of 2003 Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is set forth in SWRG's Notice of 2003 Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is set forth in SWRG's Notice of 2003 Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is set forth in SWRG's Notice of 2003 Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out within 90 days prior to the filing date of this Annual Report on Form 10-K. This evaluation was made under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:

(1)
The Consolidated Financial Statements of The Smith & Wollensky Restaurant Group, Inc. and related Independent Auditors' Report included herein.

(2)
Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

    All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

  (3)
  The exhibits listed in the accompanying Index to Exhibits. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit.

(b)
REPORTS ON FORM 8-K

  None.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
(FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
AND SUBSIDIARIES

Independent Auditors' Report

The Board of Directors and Stockholders
The Smith & Wollensky Restaurant Group, Inc.:

        We have audited the financial statements of The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of December 30, 2002 and December 31, 2001, and the results of their operations and their cash flows for the years ended December 30, 2002, December 31, 2001 and January 1, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2(j) to the financial statements, the Company adopted FASB 142, "Goodwill and Other Intangible Assets" and FASB 144, "Accounting for the Impairment or Disposal of Long-lived Assets," as of January 1, 2002.

KPMG LLP

New York, New York
March 10, 2003, except as to Note 20,
which is as of March 28, 2003

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
(FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
AND SUBSIDIARIES
Consolidated Balance Sheets
(dollar amounts in thousands, except per share data)

	December 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$4,158	$4,561
Short-term investments	3,636	2,377
Accounts receivable, less allowance for doubtful accounts:
2002—$55; 2001—$340	2,261	3,599
Merchandise inventory	3,578	3,055
Prepaid expenses and other current assets	1,465	1,048

Total current assets	15,098	14,640
Property and equipment, net	46,693	41,306
Goodwill, net	6,886	6,961
Licensing agreement, net	3,258	3,173
Management contract, net	829	1,364
Long-term investments	1,684	1,033
Other assets	3,407	2,621

Total assets	$77,855	$71,098

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,157	$218
Accounts payable and accrued expenses	8,851	7,498

Total current liabilities	10,008	7,716
Long-term debt, net of current portion	8,232	1,847
Deferred rent	5,209	4,951

Total liabilities	23,449	14,514
Stockholders' equity:
Common stock (par value $.01; authorized 40,000,000 shares; 9,354,266 shares issued and outstanding at December 30, 2002 and December 31, 2001)	94	94
Additional paid-in capital	69,854	69,854
Accumulated deficit	(15,491)	(13,364)
Accumulated other comprehensive loss	(51)	—

	54,406	56,584

Commitments and contingencies
Total liabilities and stockholders' equity	$77,855	$71,098

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
(FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
AND SUBSIDIARIES
Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts)

Years ended December 30, 2002, December 31, 2001 and January 1, 2001

	December 30, 2002	December 31, 2001	January 1, 2001
Owned restaurant sales	$77,310	$70,619	$81,463
Cost of owned restaurant sales:
Food and beverage costs	22,500	20,684	24,390
Salaries and related benefit expenses	23,031	21,408	24,728
Restaurant operating expenses	12,186	11,073	12,147
Occupancy and related expenses	5,932	5,297	5,730
Marketing and promotional expenses	3,241	3,359	4,154
Depreciation and amortization expenses	3,268	3,015	3,029
Charge to close owned restaurant	—	67	2,423
Write-off of site development costs	—	283	—

Total cost of owned restaurant sales	70,158	65,186	76,601

Income from owned restaurant operations	7,152	5,433	4,862
Management fee income	2,407	2,433	3,060
Reserve on receivable from managed restaurants	—	300	—
Charge for investment in managed restaurants	(722)	—	—

Income from owned and managed restaurants	8,837	7,566	7,922
General and administrative expenses	9,573	8,751	8,399
Royalty expense	1,089	967	1,047
Goodwill impairment	75	—	—

Operating loss	(1,900)	(2,152)	(1,524)

Interest expense	(242)	(1,193)	(2,836)
Amortization of deferred debt financing costs	(9)	(113)	(231)
Interest income	193	199	13

Interest expense net of interest income	(58)	(1,107)	(3,054)

Loss before provision for income taxes	(1,958)	(3,259)	(4,578)
Provision for income taxes	169	235	308

Loss before extraordinary loss and accrual of dividends and amortization of issuance costs of preferred shares	(2,127)	(3,494)	(4,886)
Extraordinary loss on early retirement of debt, net of tax benefit of $280	—	(801)	—

Net loss	(2,127)	(4,295)	(4,886)
Accrual of dividends and amortization of issuance costs of preferred shares	—	(620)	(1,488)

Net loss applicable to common shares	$(2,127)	$(4,915)	$(6,374)

Loss applicable to common shares—basic and diluted:
Loss applicable to common shares before extraordinary item	$(0.23)	$(0.60)	$(2.07)
Extraordinary loss on early retirement of debt, net of tax benefit	—	(.12)	—

Net loss per common share	$(0.23)	$(0.72)	$(2.07)

Weighted average common shares outstanding:
Basic and diluted	9,354,266	6,903,905	3,083,930

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
(FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(dollar amounts in thousands)

Years ended December 30, 2002, December 31, 2001 and January 1, 2001

	Common stock				Accumulated other comprehensive loss
			Additional paid-in capital	Accumulated deficit		Stockholders' equity
	Shares	Amount
Balance at January 3, 2000	3,083,930	$31	$11,591	$(4,183)	—	$7,439
Accrued dividends on preferred shares			(1,258)			(1,258)
Amortization of issuance costs on preferred shares			(230)			(230)
Net loss				(4,886)	—	(4,886)

Balance at January 1, 2001	3,083,930	$31	$10,103	$(9,069)	—	$1,065
Accrued dividends on preferred shares			(524)			(524)
Amortization of issuance costs on preferred shares			(96)			(96)
Net proceeds from initial public offering	4,750,000	48	36,075			36,123
Conversion of $24,710 of convertible redeemable preferred stock into 1,448,499 shares of common stock	1,448,499	14	24,696			24,710
Exercise of warrants and write-off of original issue discount on warrants	71,837	1	(400)			(399)
Net loss				(4,295)	—	(4,295)

Balance at December 31, 2001	9,354,266	$94	$69,854	$(13,364)	—	$56,584
Comprehensive loss on investments				—	(51)	(51)
Net loss				(2,127)	—	(2,127)

Total comprehensive loss						(2,178)

Balance at December 30, 2002	9,354,266	$94	$69,854	$(15,491)	$(51)	$54,406

See accompanying notes to consolidated financial statements

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
(FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(dollar amounts in thousands)

Years ended December 30, 2002, December 31, 2001 and January 1, 2001

	December 30, 2002	December 31, 2001	January 1, 2001
Cash flows from operating activities:
Net loss	$(2,127)	$(4,295)	$(4,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,710	3,818	3,833
Amortization of debt discount	—	33	79
Charge to close owned restaurant	—	67	2,423
Charge for investment in managed restaurants	722	—	—
Goodwill impairment	75	—	—
Extraordinary loss on early retirement of debt	—	1,081	—
Changes in operating assets and liabilities:
Accounts receivable	1,014	(1,336)	(1,133)
Merchandise inventory	(523)	441	(223)
Prepaid expenses and other current assets	(417)	(568)	53
Other assets	(553)	(170)	(77)
Accounts payable and accrued expenses	1,353	(2,116)	2,941
Deferred rent	232	385	611

Net cash provided by (used in) operating activities	3,486	(2,660)	3,621
Cash flows from investing activities:
Purchase of property and equipment	(8,755)	(2,834)	(4,445)
Purchase of nondepreciable assets	(271)	(76)	(100)
Purchase of investments	(27,574)	(3,410)	—
Proceeds from sale of investments	25,607	—	—
Payments under licensing agreement	(219)	—	(209)
Payments under management contract	—	—	(500)

Cash flows used in investing activities	(11,212)	(6,320)	(5,254)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	—	1,000
Proceeds from issuance of Long-term debt	7,550	—	—
Principal payments of long-term debt	(227)	(22,502)	(1,014)
Net proceeds from initial public offering	—	36,123	—
Premium payment on early retirement of debt	—	(450)	—

Cash flows provided by (used in) financing activities	7,323	13,171	(14)

Net change in cash and cash equivalents	(403)	4,191	(1,647)
Cash and cash equivalents at beginning of period	4,561	370	2,017

Cash and cash equivalents at end of period	$4,158	$4,561	$370

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$230	$1,932	$2,169

Income Taxes	$302	$245	$455

Noncash investing and financing activities:
Accrued dividends on preferred shares	—	$524	$1,258

Amortization of issuance costs on preferred shares	—	$96	$230

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
(FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
AND SUBSIDIARIES

Notes to Consolidated Financial Statements December 30, 2002 and December 31, 2001
(in thousands, except shares and per share/unit amounts)

(1) Organization and Description of Business

        The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively,"SWRG" or the "Company") operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At December 30, 2002, SWRG owned and operated ten restaurants, including seven Smith & Wollensky restaurants, and managed five restaurants.

        The Smith & Wollensky Restaurant Group, Inc. (a C corporation) was formed in connection with the consummation of the private placement offering described in note 13. Upon consummation of such offering, The New York Restaurant Group, Inc. was merged with The New York Restaurant Group, LLC ("NYRGLLC"), with The New York Restaurant Group, Inc. surviving the merger (the "Merger"). Prior to the Merger, SWRG effected a three-for-two split of membership units. In connection with the Merger, members of NYRGLLC received one share of SWRG's common stock for every membership unit held by them as of October 31, 1997.

        The NYRGLLC was formed in August 1995 to act as a holding company for a series of partnerships and limited liability companies affiliated by a common control group (the "Predecessor Company") that operated the Company-owned restaurants. In addition, the Predecessor Company managed restaurants and a hotel food service business. The control group is defined as Alan Stillman (SWRG's Chairman and Chief Executive Officer) and his spouse (the "Control Group"). Pursuant to a Master Agreement dated September 29, 1995, in January 1996 NYRGLLC and the operating entities entered into a group of related asset contribution and merger agreements whereby the then owners of the operating entities exchanged their underlying equity interests or the operating net assets of their businesses for either cash or membership interests in NYRGLLC, at their option.

        Pursuant to these agreements, certain owners sold their equity interests in the Predecessor Company for approximately $2,966 in cash, at a value of $10 per membership unit, and certain owners and new investors purchased additional membership units at the same price aggregating approximately $689.

        The remaining NYRGLLC membership units were allocated to the operating entities owned at the proportional fair value of each individual operating entity. The valuation of NYRGLLC was determined in conjunction with the value assigned to a convertible note transaction in 1995 and valuations of the individual operating entities prepared by SWRG management.

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

        SWRG completed an initial public offering ("IPO") of 5,295,972 shares of common stock in May 2001, of which SWRG sold 4,750,000 shares, at $8.50 per share. Proceeds of the IPO were used to redeem all of the outstanding debt under SWRG's senior credit facility, a $10,000 senior subordinated note and a $1,000 senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the IPO. All shares of convertible redeemable preferred stock outstanding automatically converted into 1,448,499 shares of common stock upon the closing of SWRG's IPO. On June 14, 2001, Magnetite, the party that held a $10,000 senior subordinated note, exercised its warrant to purchase 71,837 shares of common stock at $.01 per share via a cashless exercise. In connection with the exercise, SWRG wrote-off the remaining unamortized fair value of these warrants to additional paid in capital.

(2) Summary of Significant Accounting Policies

  (a) Reporting Period

        SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The periods ended December 30, 2002 (Fiscal 2002), December 31, 2001 (Fiscal 2001) and January 1, 2001 (Fiscal 2000) each had a 52-week reporting period.

  (b) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of SWRG after elimination of all material intercompany balances and transactions.

  (c) Cash and Cash Equivalents

        SWRG had cash and cash equivalents of $4,158 and $4,561 as of December 30, 2002 and December 31, 2001, consisting of cash and overnight repurchase agreements and certificates of deposit with an initial term of less than three months.

  (d) Accounts Receivable

        Accounts receivable consists primarily of bank credit card accounts receivable and management fees receivable.

  (e) Allowance for Doubtful Accounts

        SWRG estimates an allowance for doubtful accounts based upon the actual payment history of each individual customer, as well as considering changes that occur in the financial condition or the local economy of a particular customer that could affect SWRG's bad debt expenses and allowance for doubtful accounts. SWRG performs a specific review of major account balances and applies statistical experience factors to the various aging categories of receivable balances in establishing the allowance.

  (f) Inventory

        Merchandise inventory consists primarily of restaurant food and beverages and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

  (g) Investment Securities

        Investment securities at December 30, 2002 consist of corporate bonds and equity securities. SWRG classifies its debt and equity securities as available-for-sale securities. The securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholder's equity until realized. There were no material unrealized holding gains or losses as of December 31, 2001. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

  (h) Property and Equipment

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

Building and building improvements	30 years
Machinery and equipment	5 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	5 to 27 years
Leasehold rights	27 years

  (i) Artwork

        SWRG occasionally purchases artwork and antiques for display in its restaurants. SWRG does not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and SWRG has the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets.

  (j) Goodwill and Intangible Assets

        Goodwill represents the excess of fair value of certain reporting units acquired in the formation of SWRG over the book value of identifiable net assets allocated to those reporting units. SWRG adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite life are not subject to amortization but are tested at least annually for impairment in accordance with the provisions of SFAS No. 142. An impairment loss is recognized to the extent that the implied fair value of the reporting unit is less than its carrying amount. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required SWRG to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, SWRG identified its reporting units by restaurant and their carrying values by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. SWRG was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded its fair value, SWRG would have been required to perform the second step of the transitional impairment test, as this was an indication that the reporting unit goodwill may have been impaired.

        Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over thirty years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from ten to thirty years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting SWRG's average cost of funds.

        In December 2002, SWRG recorded an impairment of goodwill of $75 during 2002 related to its Mrs. Parks Management Company reporting unit. This impairment resulted from the closing of the Park Avenue Café restaurant in Chicago by the Doubletree Hotel and the lower than anticipated future cash flow for SWRG. For the remainder of SWRG's reporting units with goodwill, the fair value of each reporting unit is in excess of the recorded carrying value. The net carrying value of goodwill as of December 30, 2002 and December 31, 2001 was $6,886 and $6,961, respectively, net of accumulated amortization of $1,740 as of December 30, 2002 and December 31, 2001, respectively.

        SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. SWRG adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect SWRG's consolidated financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Prior to the adoption of SFAS No. 144, SWRG accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

        Costs attributable to a sale and licensing agreement (the "Licensing Agreement") entered into in 1996 consisted of a $2,500 payment (plus any payments made upon the opening of additional units) and legal fees paid by SWRG to acquire the rights and license to use the names "Smith & Wollensky" and "Wollensky's Grill" (collectively, the "Names") as described in Note 5. The Licensing Agreement exists in perpetuity and the original $2,500 payment is being amortized over the thirty year estimated useful life of the Names, using the straight-line method. Any payments made upon the opening of additional units are being amortized over the lesser of the life of the lease or the remaining useful life of the Names, using the straight-line method.

        The cost of the acquisition of the management contract for the Maloney & Porcelli restaurant in New York City amounting to $1,500 is being amortized over the fifteen-year period of the underlying operating lease, using the straight-line method. The accumulated amortization as of December 30, 2002 and December 31, 2001 was $671 and $571, respectively.

        The cost of the acquisition of the management contract for the ONEc.p.s. restaurant amounted to $500 in 2000 and was being amortized over the ten year period of the underlying management contract, using the straight-line method. The accumulated amortization as of December 31, 2001 was $65. In September 2002, SWRG determined that the carrying amount of the management contract and receivable from the ONEc.p.s. restaurant was not recoverable and an impairment had occurred. SWRG recorded a charge for investment in managed restaurants of $722 in the third quarter of 2002, which consisted of a $398 charge against the net investment in the management contract and a $324 charge against the receivable.

        Amortization expense of goodwill and intangible assets aggregated $332, $630 and $599 in Fiscal 2002, 2001 and 2000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

        Upon adoption of the new standard, SWRG reassessed the useful lives of costs associated with the Licensing Agreement and for the acquisition of the management contract for the Maloney and Porcelli restaurant. This reassessment considered all known conditions currently affecting the future cash flows to be generated by each restaurant. SWRG believes the useful lives for these assets are appropriate and will continue to evaluate the amortizable lives of its intangible assets on a periodic basis, giving consideration to any circumstances impacting these amortizable lives. SWRG is amortizing on a straight-line basis the Licensing Agreement and management contract for the Maloney and Porcelli restaurant over the estimated useful life of the Names and the contractual provisions of the underlying lease agreement, which are approximately 30 and 15 years, respectively. Any payments made upon the opening of additional units are being amortized over the lesser of the life of the lease or the remaining useful life of the Names, using the straight-line method.

  (k) Marketing and Promotional Expenses

        Marketing and promotional expenses in the accompanying consolidated statements of operations include advertising expenses of $1,229, $1,814 and $2,186 for Fiscal 2002, 2001 and 2000, respectively. Marketing and promotional costs are recorded as expense in the period incurred.

  (l) Pre-Opening Costs

        Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

  (m) Debt Financing Costs

        Deferred debt financing costs, which were included in other assets (Note 7), relate to costs incurred in connection with bank borrowings and other long-term debt and are amortized over the term of the related borrowings. Amortization expense of deferred financing costs was $9, $113 and $231 in Fiscal 2002, 2001 and 2000, respectively.

  (n) Income Taxes

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

  (o) Stock Option Plan

        SWRG applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, SWRG has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

        SWRG has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee stock option grants as if such method had been used to account for stock-based compensation cost. The pro forma impact of options granted in Fiscal 2002, 2001, 1998 and 1996 would have been an increase to compensation of $382, $96 and $99 for Fiscal years 2002, 2001 and 2000, respectively. The pro forma impact of the options granted would have been to change the net loss per common share on a basic and diluted basis by $(0.04), $(0.01) and $(0.03) for Fiscal 2002, 2001 and 2000, respectively. No options were granted in Fiscal 2000, 1999 and 1997. See Note 12.

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

  (q) Fair Value of Financial Instruments

        The carrying value of SWRG's accounts receivable and accounts payable approximate their fair values based on the short-term nature of such items. The carrying value of the mortgage included in long-term debt approximates fair value since the interest rate is variable at terms currently available to SWRG. The fair value of the term loans and promissory notes was estimated using a discounted cash flow analysis based on SWRG's incremental borrowing rate. The fair value of the term loans and promissory note at December 30, 2002 was approximately $9,500. Fair value of investments is determined by the most recently traded price of each security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

  (r) Revenue Recognition

        Sales from owned restaurants are recognized as revenue at the point of the delivery of meals and services. Management fee income is recognized as the related management fee is earned, pursuant to the respective agreements.

  (s) Effect of New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. SWRG does not expect that the implementation of this standard will have a material impact on SWRG's results of operations.

        In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SWRG does not expect that the implementation of this standard will have a material impact on SWRG's results of operations.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on SWRG's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. SWRG does not expect that the implementation of this standard will have a material impact on SWRG's results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. SWRG does not expect that the implementation of this standard will have a material impact on SWRG's results of operations.

  (t) Reclassifications

        Certain reclassifications have been made to the prior period consolidated financial statements to conform them to current presentation.

(3) Net Loss Per Common Share

        SWRG calculates earnings (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share are computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per common share for Fiscal 2002, Fiscal 2001 and Fiscal 2000 are the same as basic net loss per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants. Such options, warrants and convertible preferred shares amounted to 726,033, 728,016, and 1,668,402 for Fiscal 2002, Fiscal 2001 and Fiscal

2000, respectively. The preferred shares were converted into common stock simultaneously with SWRG's IPO.

        The following table sets forth the calculation for earnings per share on a weighted average basis:

	December 30, 2002	December 31, 2001	January 1, 2001
Numerator:
Loss before extraordinary loss and accrual of dividends and amortization of issuance costs of preferred shares	$(2,127)	$(3,494)	$(4,886)
Less: Accrual of dividends and amortization of issuance costs of preferred shares	—	(620)	(1,488)

Loss available to common stockholders	(2,127)	(4,114)	(6,374)
Less: Extraordinary loss on early retirement of debt, net of tax benefit	—	(801)	—

Net loss available to common stockholders	$(2,127)	$(4,915)	$(6,374)

	Total Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares
Denominator:
Beginning Common Shares	3,083,930	3,083,930	3,083,930	3,083,930
Conversion of Preferred Stock on May 23, 2001	1,448,499	1,448,499	883,444
Initial Public Offering on May 23, 2001	4,750,000	4,750,000	2,896,978
Warrants exercised on June 14, 2001	71,837	71,837	39,553
Weighted average common shares outstanding:

Basic and diluted(1)		9,354,266	6,903,905	3,083,930

Per common share—basic and diluted:
Loss available to common stockholders		$(0.23)	$(.60)	$(2.07)
Extraordinary item		—	(.12)	—

Net loss available to common stockholders		$(0.23)	$(.72)	$(2.07)

(1)
Dilutive shares and basic shares are the same due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants.

(4) Property and Equipment

        Property and equipment consists of the following:

	Dec. 30, 2002	Dec. 31, 2001
Land, building and building improvements	$6,784	$6,784
Machinery and equipment	8,618	7,741
Furniture and fixtures	6,300	5,498
Leasehold improvements	35,026	32,682
Leasehold rights	3,376	3,376
Construction-in-progress	5,026	293

	65,130	56,374
Less accumulated depreciation and amortization	(18,437)	(15,068)

	$46,693	$41,306

        Depreciation and amortization expense of property and equipment was $3,369, $3,074 and $3,068 in Fiscal 2002, 2001 and 2000, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. In connection with SWRG's assets under construction in 2002, SWRG has capitalized $30 of interest costs, in accordance with SFAS No. 34, Capitalization of Interest Cost.

(5) Licensing Agreement

        On August 16, 1996, SWRG entered into a Licensing Agreement with St. James Associates (St. James), the owner of the Smith & Wollensky restaurant in New York. St. James is an entity related through common management and ownership (note 15).

        The Licensing Agreement provides SWRG with the exclusive right to utilize the Names throughout the United States and internationally, with the exception of a reserved territory, as defined. Consequently, SWRG may not open additional Smith & Wollensky restaurants or otherwise utilize the Names in the reserved territory. The Licensing Agreement requires SWRG to make additional payments to St. James as follows: (i) $200 for each new restaurant opened (increasing annually commencing in 1999 by the lesser of the annual increase in the Consumer Price Index or a 5% increase of the fee required in the preceding year), (ii) a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, as defined, subject to certain annual minimums, and (iii) a royalty fee of 1% of annual gross sales for any steakhouses opened in the future by SWRG that does not utilize the Names. In addition, should SWRG terminate or default on the license, as defined, it is subject to a fee of $2,000 upon termination or $2,500 to be paid over four years.

        There are future minimum royalty payments relating to (ii) and (iii) above which are as follows:

Fiscal year:
2003	$700
2004	800
2005	800
2006	800
2007	800
2008 and each year thereafter	800

        During Fiscal 2002 and 2000, SWRG paid $219 and $209, respectively, in connection with the opening of Smith & Wollensky units in Columbus, Ohio and Philadelphia.

(6) Management Agreements

        SWRG manages the Smith & Wollensky restaurant in New York City and receives annual management fees of 2.3% of restaurant sales. An unrelated general partner of St. James has the right to terminate the management agreement if SWRG's Chairman no longer directs the delivery of the management services and if certain financial thresholds are not met.

        Pursuant to the terms of a restaurant management agreement (the "Post Agreement") dated October 29, 1996, as amended, SWRG manages the Post House Restaurant in the Lowell Hotel and the food and beverage service for the Lowell Hotel. SWRG receives a management fee of 6% of gross revenue, as defined. The Post Agreement expires on January 23, 2005 and is subject to cancellation by either party under specified conditions.

        SWRG manages the operations of the Maloney & Porcelli restaurant in New York City pursuant to the terms of a restaurant management agreement (the "Maloney Agreement") dated April 18, 1996. SWRG paid $1,500 for the right to provide these management services. Under the provisions of the Maloney Agreement, SWRG will receive a management fee equal to the sum of 3% of restaurant sales and a percentage of net cash flows, as defined. The Maloney Agreement can be terminated by either party for cause and SWRG has a right to purchase the restaurant under specified conditions. The restaurant owner can preempt the purchase option by remitting a specified cash payment to SWRG. The Maloney Agreement expires on December 31, 2011.

        The Maloney Agreement requires that SWRG make the following minimum distributions to the restaurant owner, after payment of SWRG's management fee:

Fiscal year:
2003	$360
2004	480
2005	480
2006	480
2007	480
2008 and thereafter	1,440

        Pursuant to a sub-management agreement (the "Doubletree Agreement") dated June 9, 1995, with the contracted manager of the hotel SWRG managed the food and beverage service for the Doubletree Hotel in Chicago, Illinois. SWRG received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement expires on the earlier of December 31, 2004 or the termination of the related hotel management agreement. During December 2002, the owners of the Park Avenue Café in Chicago closed the restaurant and discontinued SWRG's requirement to provide other food and beverage department service for the Doubletree Hotel in Chicago. As a result, SWRG is no longer receiving the fees described above. SWRG is currently negotiating a termination of the Doubletree Agreement and structuring a new management agreement with Chicago HSR Limited Partnership and Doubletree Partners to manage Mrs. Parks Tavern. The change in this agreement resulted in a lower than anticipated future cash flow for SWRG under the terms of the Doubletree Agreement. The change required SWRG to reassess the fair value of its goodwill, which resulted in an impairment charge of $75 (see Note 2(j) for further information).

        SWRG manages the operations of the ONEc.p.s. restaurant, located in the Plaza Hotel, New York, pursuant to the terms of a restaurant management agreement between Plaza Operating Partners, Ltd. and Parade 59 Restaurant, LLC, an entity SWRG controls, dated September 7, 2000 (the "ONEc.p.s. Agreement"). SWRG paid $500 for the right to provide these management services. Under the provisions of the ONEc.p.s. Agreement, SWRG will receive a management fee equal to the sum of 4% of the gross revenues recognized from services provided at ONEc.p.s plus an additional fee, as set forth in the ONEc.p.s. agreement. The ONEc.p.s. Agreement expires on September 12, 2010 and can be terminated by the restaurant owner (i) if SWRG fails to meet the agreement's performance goals, (ii) at any time, upon 90 days' notice to SWRG and the payment of a fee, determined by a formula in the ONEc.p.s. Agreement, which allows for a maximum payment to SWRG of four years of additional management fees or (iii) at any time, if the person who controls SWRG's day-to-day operations or has overall control and decision making authority, is replaced by means other than in the ordinary course of SWRG's business operations. The ONE c.p.s. Agreement may be terminated by Plaza Operating Partners, Ltd. at any time immediately upon notice to us, due to the fact that pre-opening costs exceed $5,250.

        As of September 30, 2002, SWRG had contributed $500 for the right to provide management services for the ONEc.p.s restaurant and had contributed, since the restaurants inception in

September 2000, approximately $924 of additional funding for this restaurant. Under the terms of the agreement, SWRG was to be paid for the additional funding that had been made. SWRG recorded a reserve of $300 in 2001 based on its determination that, at the time, part of the receivable might not be recoverable. During the third quarter ended September 30, 2002, SWRG determined that the carrying value of the management contract was impaired and the remaining investment of $398 was written off. In the fourth quarter of 2002, SWRG reached an agreement with Plaza Operating Partners, Ltd. in October 2002 and collected $300 as its share of the additional funding for operating losses. During the three months ended September 30, 2002, SWRG recorded an additional write-off of $324 for the remaining portion of the receivable.

        SWRG is subject to various covenants and operating requirements in these management agreements that, if not complied with or otherwise met, provide for the right of the other party to terminate these agreements.

        With respect to management agreements, SWRG is subject to a right of the other party to terminate, at any time, the agreement relating to ONEc.p.s., and is in default under its agreement relating to the Mrs. Park's Tavern in Chicago, with respect to the requirement that its chairman beneficially own more than 20% of the entity which manages the facility, which could result in the loss of management fee income from these restaurants. SWRG has not been notified by the other parties to these agreements that they plan to terminate the agreements and management has no reason to believe that the agreements will be terminated.

(7) Other Assets

        Other assets consist of the following:

	Dec. 30, 2002	Dec. 31, 2001
Artwork—nondepreciable assets	$1,809	$1,538
Smallwares(a)	600	509
Deferred debt financing costs	267	—
Deposits	354	183
Other	377	391

	$3,407	$2,621

(a)
Smallwares consist of tableware, supplies and other miscellaneous items.

(8) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	Dec. 30, 2002	Dec. 31, 2001
Accounts payable	$3,152	$3,140
Accrued rent and real estate taxes	404	350
Accrued interest	53	—
Income taxes payable	119	222
Sales taxes payable	434	475
Accrued payroll and payroll taxes	1,872	1,463
Gift certificates payable	550	464
Medical insurance claims payable	614	—
Accrued advertising	305	192
Other accrued expenses	1,348	1,192

	$8,851	$7,498

(9) Long-Term Debt

        Long-term debt consists of the following:

	Dec. 30, 2002	Dec. 31, 2001
Term loan(a)	$4,000	$—
Term loan(b)	1,900	—
Promissory note(c)	1,650	—
Other(d)	1,839	2,065

	9,389	2,065
Less current portion	1,157	218

	$8,232	$1,847

a.
On August 23, 2002 SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC ("Borrower"). SWRG, through the Borrower, has borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan pursuant to terms of the agreement bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commence June 30, 2003, through the loan's maturity date of May 31, 2008. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of approximately $33 commencing June 30, 2003 over the term of the loan with a balloon payment of approximately $2,033 on May 31, 2008. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. The term loan is guaranteed by SWRG. At December 30, 2002 SWRG was in compliance with the debt service coverage ratio and minimum liquidity financial covenants. SWRG was not required to be in compliance with the senior leverage ratio and interest coverage ratio since SWRG was in compliance with the minimum liquidity convenant. The balance of the funds available under the agreement will enable SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. In November 2002, SWRG announced to the owner of the property its intentions to exercise the purchase option for $10 million.

b.
On December 24, 2002 SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement SWRG and Dallas S&W L.P., a wholly owned subsidiary, is the guarantor of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million will be used for general corporate purposes, including its new restaurant development program, and $550 will be used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. Pursuant to the terms of the agreement, this loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003, through the loan's maturity date of December 24, 2007. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of $16 commencing January 24, 2003 over the term of the loan with a balloon payment of approximately $966 on December 24, 2007. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The term loan is guaranteed by SWRG. At December 30, 2002 SWRG was in compliance with the financial covenants as described above.

c.
On October 9, 2002, SWRG purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. Part of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of SWRG. This loan bears interest at 8% per annum and requires annual principal payments of $550 with the first installment being prepaid on March 4, 2003, and the subsequent two installments due on October 9, 2004 and October 9, 2005, respectively. The promissory note is secured by a first mortgage relating to the Dallas property.

d.
In Fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky—Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG is obligated to make quarterly and annual payments over a six-year period. These obligations generally bear interest at rates ranging from 9% to 12%. The aggregate balance outstanding at December 30, 2002 and December 31, 2001 was $110 and $259, respectively. In addition, SWRG assumed a mortgage on the property that requires monthly payments, with a final principal payment of $958 in June 2004. The mortgage bears interest at 8%. SWRG also assumed a loan payable to a financing institution that requires monthly payments through the year 2014, and bears interest at 7.67%. The aggregate balance of the mortgage and loan payable outstanding at December 30, 2002 and December 31, 2001 was $1,729 and $1,806, respectively.

        Principal payments on long-term debt are as follows:

Fiscal year:
2003	$1,156
2004	2,134
2005	1,189
2006	643
2007	3,763
Thereafter	504

$9,389

(10) Restaurant Related Commitments

        All of SWRG's owned restaurants operate in leased premises, with the exception of the Smith & Wollensky locations in New Orleans and Dallas, which are owned properties. Remaining lease terms range from approximately 4 to 26 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such leases and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at December 30, 2002 and December 31, 2001 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $5,209 and $4,951, respectively.

        Future minimum annual rental commitments under all leases are as follows:

Fiscal year:
2003	$5,298
2004	5,828
2005	5,914
2006	5,578
2007	5,294
Thereafter	64,004

$91,916

        SWRG is contingently liable under letters of credit aggregating $151 and $171 at December 30, 2002 and December 31, 2001, respectively, for deposits with the landlord of one of its restaurants and the corporate office.

        Rental expense consists of the following:

	Fiscal
	2002	2001	2000
Minimum rentals	$4,830	$4,491	4,296
Contingent rentals	794	613	1,244

	$5,624	$5,104	5,540

        As of January 30, 2003, SWRG had signed a 15-year lease and incurred certain costs in connection with a planned Smith & Wollensky restaurant in Houston, Texas.

(11) Income Taxes

        SWRG had net losses for Fiscal 2002, Fiscal 2001 and Fiscal 2000. The income tax provision represents current Federal alternative minimum tax in Fiscal 2000 and certain state and local income taxes. The provision for income taxes consists of the following:

	Fiscal
	2002	2001	2000
Federal:
Current	$—	$—	179
State and local:
Current	169	(45)	129

	$169	$(45)	308

        Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Computed "expected" tax benefit	$(666)	$(1,380)	$(1,557)
Increase (reduction) in income taxes resulting from:
Change in the beginning of the year valuation allowance for deferred tax assets	2,577	1,125	1,911
State and local income taxes, net of federal income tax benefit	110	155	85
(Increase) decrease in tax credits	(1,599)	(86)	(123)
Nondeductible goodwill amortization	—	100	100
Nondeductible meals and entertainment expense	57	41	49
Other, net	(310)	—	(157)

	$169	$(45)	$308

        The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are presented below:

	Dec 30, 2002	Dec 31, 2001
Deferred tax assets:
Federal and state net operating loss carryforwards	$3,066	$1,180
AMT credit carryforward	206	206
Deferred rent	2,026	1,926
Book accounts payable and accrued expenses in excess of tax	—	164
Historic rehabilitation and enterprise zone credits	924	924
FICA tax credits	1,919	320
Charge to close owned restaurant	—	888
Property and equipment principally due to difference in depreciation and amortization	423	291

	8,564	5,899
Less valuation allowance	8,474	5,899

Deferred tax liabilities:	90	—
Tax accounts payable and accrued expenses in excess of book	(90)	—

Net deferred tax assets	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses and tax credits can be carried forward. Management considers projected future taxable income and tax planning strategies in making this assessment. After consideration of SWRG's operating losses in recent years, the recent economic uncertainty that has affected the travel and restaurant industry, and projections for future taxable income over the period, which the deferred tax assets are deductible, a full valuation allowance has been established against SWRG's net deferred tax assets.

        As of December 30, 2002, SWRG has available $3,049 in tax credits, which are available under certain circumstances to reduce income taxes due, and approximately $9,500 in federal and state net operating loss carryforwards, which are available to offset future taxable income in certain states. These credits and net operating loss carryforwards will expire in various years from 2010 to 2019 and may be subject to certain annual limitations.

(12) Common Stock

        SWRG adopted a stock option plan in 1996 (the "1996 Option Plan"), which provided nonqualified options to purchase up to 256,350 shares of common stock to officers and key employees of SWRG. No future awards can be granted under the 1996 Option Plan. The 1996 Option Plan is administered by SWRG's Chairman. The term of each option was generally ten years, subject to earlier termination upon cessation of employment with SWRG. Additionally, the option agreements contain antidilution provisions and acceleration provisions for a change in control, as defined. The exercise price for the 208,700 nonqualified options granted was $10.00 per share, which was the fair market value of SWRG's shares at the date of grant. The options vested as follows: (i) 50% of the total options granted vest ratably over a five-year period commencing from the date of grant, (ii) the remaining 50% of the option award, defined as performance-based units, were subject to certain restrictions, which may be removed upon the attainment of defined operating earnings targets, as defined in the agreement, but no later than December 31, 2000. If the earnings targets were met in any of the years, a charge to earnings based on the fair value of the shares would have been required. SWRG did not attain these operating earnings targets and therefore 50% or 100,000 of the options awarded were cancelled during Fiscal 2000. In addition, 150 and 8,700 options were cancelled due to employee terminations during Fiscal 2001 and Fiscal 2000, respectively. As of December 31, 2001, 99,850 options remained outstanding under the 1996 stock option plan. In February 2002, options that were outstanding under the 1996 Option Plan were exchanged for new options granted under the 2001 stock option plan (the "2001 Option Plan") (see end of Note 12).

        SWRG also adopted a stock option plan in 1997 (the "1997 Option Plan"), which provided for the issuance of non-qualified stock options to purchase up to 166,666 shares of common stock. No future awards may be granted under the 1997 Option Plan. The option provisions were similar to those contained in the 1996 Option Plan. However, if performance targets were not met related to the performance-based options, the options automatically vested after six years. The exercise price of the 58,066 options granted in Fiscal 1998 was $12.00 per share, the estimated fair market value at the date of grant. In addition, 733 and 10,000 options were cancelled due to employee terminations during Fiscal 2001 and Fiscal 2000, respectively. As of December 31, 2001, 47,333 options remained outstanding under the 1997 Option plan. In February 2002, options that were outstanding under the

1997 Option Plan were exchanged for new options granted under the 2001 Option Plan (see end of Note 12).

        In 2001, SWRG adopted the 2001 Option Plan, which provides for both incentive stock options and nonqualified options. The maximum number of shares of SWRG common stock initially available for awards granted under the 2001 Option Plan was 583,333 shares. In addition, effective January 1, 2002, and each January 1 thereafter during the term of the 2001 Option Plan, the number of shares of common stock available for awards shall be increased automatically by an amount equal to 4% of the total number of issued and outstanding shares. The maximum number of shares of common stock available for grants of incentive stock options is fixed at 1,028,969 shares. All share limit references are subject to adjustment for capital changes.

        The 2001 Option Plan is administered by the full board of directors. The board has the authority to adopt, amend and rescind rules and regulations, which, in its opinion, may be advisable in the administration of the 2001 Option Plan.

        SWRG is permitted to grant non-qualified options to its directors, officers, employees, and consultants and the directors, officers, employees and consultants of its subsidiaries under the 2001 Option Plan. The maximum number of shares with respect to which options may be granted to any one employee in any taxable year may not exceed 500,000 shares.

        Under the 2001 Option Plan, the board of directors may grant stock awards to employees and other key individuals engaged to provide services to SWRG or our subsidiaries. A stock award may be made in stock or denominated in stock subject to such terms and conditions as the committee or board of directors may establish.

        Each option granted under the 2001 Option Plan is evidenced by an option agreement. Each option shall expire not more than ten (10) years from the date of the granting thereof, but shall be subject to earlier termination as may be provided in the option agreement.

        The exercise price of a nonqualified stock option under the 2001 Option Plan was determined by the board of directors, but cannot be less than 50% of the fair market value of our common stock at the time the option was granted. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of grant. The fair market value of its common stock is based on the average of the high and low sales prices as reported in the NASDAQ National Market for the business day immediately preceding the date of the grant of the option. The options and stock awards granted under the 2001 Option Plan vest ratably over five years from the date of grant.

        The 2001 Option Plan also provides that the right of any option holder to exercise an option granted to him or her shall not be assignable or transferable by the option holder other than by will or the laws of descent and distribution, except as otherwise permitted in the option grant agreement.

        An option granted to an employee option holder who ceases to be an employee of SWRG or one of its subsidiaries shall be exercisable only to the extent that the right to purchase shares under the option has accrued and is in effect on the date the option holder ceases to be an employee of SWRG or one of its subsidiaries.

        The exercise price of the options granted in Fiscal 2001 ranged from $5.70 to $8.50 per share, the estimated fair market values at the dates of the grants. An employee, who is the beneficial owner of more than 10% of the voting stock in SWRG, received an option grant, with a purchase price of $9.35 or 110% of the options fair market value at the date of grant, in accordance with the terms of the 2001 Option Plan. As of December 31, 2001, 580,833 options remained outstanding under the 2001 Option Plan.

        In February 2002, SWRG initiated and completed an option exchange program allowing employees, officers and directors to exchange all stock options to purchase common stock having an exercise price greater than $5.70 per share granted under the 1996 Stock Option Plan, the 1997 Stock Option Plan and the 2001 Option Plan for new options to be granted under the 2001 Option Plan. Under the exchange program, options to purchase approximately 446,000 shares of common stock were issued on September 5, 2002 at $3.88. The exercise price of each option received under the exchange program equaled 100% of SWRG's common stock price on the date of grant of the new options, determined in accordance with the terms of the 2001 Option Plan. An employee, who was the beneficial owner of more than 10% of the voting stock in SWRG, received options under the exchange program, with a purchase price of $4.27 or 110% of the options' fair market value at the date of grant, in accordance with the terms of the 2001 Option Plan. An additional 8,900 new shares were granted under the 2001 Option Plan. Each new option granted will vest over a period of 4 months to 5 years. The option exchange program did not result in any additional compensation charges or variable award accounting. As of December 30, 2002, 726,033 options remained outstanding under the 2001 Option Plan.

        Activity relating to SWRG's option plans was as follows:

	Number of options	Weighted average exercise price per share of common stock
Options outstanding at January 3, 2000	266,766	$10.44
Options cancelled during Fiscal 2000	(118,700)	10.17

Options outstanding at January 1, 2001	148,066	10.65
Options granted during Fiscal 2001	580,833	7.29
Options forfeited	(883)	11.66

Options outstanding at December 31, 2001	728,016	7.97
Option exchange program—cancelled	(445,800)	9.39
Option exchange program—issued	445,800	3.97
Options granted during Fiscal 2002	8,900	3.88
Options forfeited	(10,883)	5.47

Options outstanding at December 30, 2002	726,033	$4.56

        As of December 30, 2002, the weighted average remaining contractual life of options outstanding was seven and a half years. As of December 30, 2002, there were approximately 260,000 options exercisable at a range of $3.88 to $5.70 per share.

(13) Series A Convertible Preferred Stock

        On October 31, 1997, SWRG completed a private placement offering (the "Offering") of 2,172,794 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") at $9.65 per share.

        Net proceeds to SWRG from the Offering were $19,380 after deducting related expenses of $1,588. SWRG used $3,489 of the proceeds to redeem 361,569 shares of common stock held by the Company's Chairman.

        The Preferred Stock provided for a cumulative annual dividend of 6.0% payable in the event of the liquidation of SWRG or the redemption of the Preferred Stock. Holders of a majority of the outstanding shares of Preferred Stock could elect, beginning on September 30, 2004, to have SWRG redeem all of the then outstanding shares of Preferred Stock at the original price plus cumulative and unpaid dividends. As a result of this "put" provision, the Preferred Stock had been classified outside of stockholders' equity in the accompanying consolidated balance sheets. In addition, due to SWRG's accumulated deficit, the Offering-related expenses were being amortized directly to additional paid-in capital on a straight-line basis through September 30, 2004. Dividends were accrued and charged directly to additional paid-in capital. At January 1, 2001 cumulative unpaid dividends amounted to $2,724.

        Upon liquidation, holders of the Preferred Stock were entitled to receive, prior and in preference to the holders of common stock, the original purchase price per share of Preferred Stock plus any cumulative unpaid dividends. Holders of the Preferred Stock also had the right to convert, at any time, shares of the Preferred Stock into an equal number of common shares, subject to the anti-dilution provisions discussed below. The Preferred Stock automatically converted into common stock upon the completion by SWRG of the IPO (subject to minimum proceeds requirements).

        The conversion price of the Preferred Stock was subject to adjustment in the event of (i) any subdivision or combination of SWRG's outstanding common stock, or (ii) any distribution by SWRG of (a) a stock dividend, or (b) assets (other than cash payable out of retained earnings) to holders of common stock. Holders of the Preferred Stock also had certain registration rights (after an initial public offering), co-sale rights (under certain conditions in the event the Company's Chairman or certain other common shareholders sell their shares) and preemptive rights (to participate on a pro-rata basis in future sales of equity securities prior to an initial public offering).

        All shares of convertible redeemable preferred stock outstanding automatically converted into 1,448,499 shares of common stock upon the closing of SWRG's IPO.

(14) Extraordinary Item

        During May 2001, SWRG, with the proceeds from the IPO, retired $11,000 principal amount of the senior credit facility, $10,000 principal amount of the senior subordinated note and $1,000 principal amount of the senior revolving credit facility. An extraordinary loss of $801, net of a tax benefit of $280, was incurred as a result of the early retirement of debt, consisting of $450 of retirement premiums and $631 for the write-off of the remaining unamortized debt issuance costs.

(15) Related Party Transactions

        SWRG manages the Smith & Wollensky restaurant in New York City, and receives annual management fees of 2.3% of restaurant sales. Certain shareholders and officer of SWRG are also limited partners of St. James, which owns the Smith & Wollensky restaurant in New York and the Names in the reserved territory, as well as general and limited partners of MW Realty Associates, which owns the property on which the Smith & Wollensky restaurant is located. An affiliate of the Company's Chairman is a general and limited partner of St. James and MW Realty Associates. Management fee revenue relating to this agreement amounted to approximately $564, $556 and $615 for Fiscal 2002, 2001 and 2000, respectively.

        Pursuant to the Licensing Agreement with St. James, SWRG obtained the rights and license to use the Names for $2,500. The agreement also provides for additional payments to St. James relating to new restaurant openings and also contains a provision for the payment of a specified termination fee.

        One of SWRG's directors has also provided consulting services to SWRG since 1997 on an at-will basis for which he receives $500 per day plus reimbursement for out-of-pocket expenses. In Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company paid an aggregate of $156, $142 and $164, respectively, for such consulting services.

(16) Benefit Plan

        SWRG offers a 401(k) retirement savings plan to all full-time employees age 21 or older upon completing one year of service (1,000 hours in any 12-month period). Employees may contribute a percentage of their gross salaries as defined in the plan, subject to limits prescribed by the IRS. SWRG contributions are at the discretion of the board of directors. Participants contributions and earnings are fully vested, SWRG contributions and earnings vest ratably over five years. For Fiscal 2002, Fiscal 2001 and Fiscal 2000, SWRG contributions to the plan amounted to approximately $87, $74 and $53, respectively.

(17) Legal Matters

        On or about September 5, 2001, Mondo's of Scottsdale, L.C. filed a suit against SWRG alleging that it had entered into an agreement to purchase all of the leasehold interest in, and certain fixtures and equipment located at, Mondo's restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and has been set to go to jury trial in October 2003. The plaintiff requested damages of approximately $2.0 million. SWRG is vigorously contesting this suit. Management believes based on advice from local counsel that we have a significant likelihood of prevailing in the suit and that the risk of loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with this suit. If SWRG were to lose the suit, the financial position, results of operation and cash flows of SWRG may be adversely affected.

        SWRG is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG's consolidated financial position, results of operations or liquidity.

(18) Charge to Close Owned Restaurant

        As a result of operating losses due to low customer volume, during the fourth quarter of 2000, SWRG recorded a pre-tax charge of $2,423 representing the write-down of assets and accrual of lease exit costs associated with the closure of the Maloney & Porcelli unit in Washington, D.C. The unit was closed during January 2001.

        In connection with the charge in Fiscal 2000, SWRG ascribed no value to the leasehold improvements for this closed location as such assets inure to the benefit of the landlord and estimated the net realizable value of furniture and equipment based upon industry standards. The accrual for lease exit costs were recorded based upon the remaining obligation that SWRG estimated it would be required to pay under the underlying lease. The accrual recorded in Fiscal 2000 assumed it would take approximately one year to locate a new tenant.

        In the third quarter of Fiscal 2001, as a result of the difficult economic conditions, exacerbated by the terrorist acts on September 11, 2001 in New York and Washington, D.C. the Company concluded that it would not be able to exit its lease obligation by the end of the year. At that time, SWRG recorded an additional charge of $360 assuming a new tenant would not be identified until approximately June 30, 2003.

        Prior to the end of the year, SWRG began negotiations to terminate its remaining lease term with the landlord. On January 31, 2002, SWRG signed a lease termination agreement with the landlord of the Maloney and Porcelli property in Washington D.C. reducing its remaining obligation under the terms of the lease termination agreement to January 31, 2002. SWRG adjusted the accrual to record the remaining costs to be incurred under the terms of the agreement, as well as to write-off the remaining value of the property that it was now abandoning. As a result, SWRG reversed approximately $293 in the fourth quarter of Fiscal 2001.

        The components of SWRG's charges were as follows:

	Dec. 31, 2001	Jan. 1, 2001
Write-down of property and equipment	$37	$1,970
Write-down of other assets	—	131
Accrual of lease exit and related costs	30	322

Charge	$67	$2,423

        At December 31, 2001, included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheet is approximately $30, representing the remaining lease costs relating to the restaurant closing.

(19) Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations:

	April 1, 2002	July 1, 2002	September 30, 2002	December 30, 2002
Owned restaurant sales	$19,517	$18,725	$17,213	$21,855
Management fee income	621	641	502	643
Operating income (loss)	742	(399)	(2,767)	523

Net income (loss) applicable to common shares	$710	$(459)	$(2,839)	$461

Net income (loss) per common shares-basic and diluted	$.08	$(.05)	$(.30)	$0.05

Weighted average shares used in computing net loss per share, basic	9,354,266	9,354,266	9,354,266	9,354,266

diluted	9,354,266	9,354,266	9,354,266	9,669,058

	April 2, 2001	July 2, 2001	October 1, 2001	December 31, 2001
Owned restaurant sales	$20,533	$17,822	$13,449	$18,815
Management fee income	747	703	479	504
Operating income (loss)	1,192	102	(3,966)	520
Net income (loss)	305	(209)	(3,928)	338
Extraordinary item	—	(703)	—	(98)
Accrual of dividends and amortization of issuance costs on preferred shares	(372)	(248)	—	—

Net income (loss) applicable to common shares	$(67)	$(1,160)	$(3,928)	$240

Net income (loss) applicable to common share basic and diluted before extraordinary item	$(.02)	$(.08)	$(.42)	$.04
Extraordinary loss on early retirement of debt, net of tax benefit	—	$(.12)	—	$(.01)

Net income (loss) per common shares-basic and diluted	$(.02)	$(.20)	$(.42)	$.03

Weighted average shares used in computing net loss per share, basic and diluted	3,083,930	5,822,798	9,354,447	9,354,447

(20) Subsequent Event

        On March 25, 2003 SWRG received a settlement from its insurance carrier totaling $145 on a claim filed for one of its units. This amount has been included in SWRG's Consolidated Statement of Operations for the year ended December 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
By:	/s/ ALAN N. STILLMAN

	Name:	Alan N. Stillman
	Title:	Chief Executive Officer (Principal Executive Officer)
	Date:	March 28, 2003
By:	/s/ ALAN M. MANDEL

	Name:	Alan M. Mandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
	Date:	March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN N. STILLMAN Alan N. Stillman	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	March 28, 2003
/s/ JAMES M. DUNN James M. Dunn	President, Chief Operating Officer and Director	March 28, 2003
/s/ ALAN M. MANDEL Alan M. Mandel	Chief Financial Officer, Executive Vice President of Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 28, 2003
/s/ RICHARD S. LEFRAK Richard S. LeFrak	Director	March 28, 2003

II-1

/s/ JAY M. GREEN Jay M. Green	Director	March 28, 2003
/s/ THOMAS H. LEE Thomas H. Lee	Director	March 28, 2003

II-2

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
(FORMERLY THE NEW YORK RESTAURANT GROUP, INC.)
AND SUBSIDIARIES

Notes to Consolidated Financial Statements December 30, 2002 and December 31, 2001
(in thousands, except shares and per share/unit amounts)

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions	Balance at End of Period
Year ended December 30, 2002
Allowance for doubtful accounts	$340	$162	$(447)	$55
Year ended December 31, 2001
Allowance for doubtful accounts	$18	$391	$(69)	$340
Year ended January 1, 2001
Allowance for doubtful accounts	$18	$191	$(191)	$18

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Documents
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant(2)
3.3	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	Reference is made to Exhibit Nos. 3.1, 3.2 and 3.3
10.1	Lease by and between Holrod Associates and Thursday's Supper Pub, Inc. assigned to Manhattan Ocean Club Associates, dated August 31, 1983, including all amendments thereto(2)
10.2	Letter regarding amendment to lease by and between Holrod Associates and Thursday's Supper Pub, Inc. assigned to Manhattan Ocean Club Associates, dated April 27, 2001(2)
10.3	Lease by and between Beekman Tenants Corporation and White & Witkowsky, Inc., dated November 1, 1991(2)
10.4	Lease by and between Rockefeller Center North, Inc. and White & Witkowsky, Inc., dated June 21, 1988(2)
10.5	Lease by and between the City of Miami Beach and Specialty Restaurants Corporation, dated February 8, 1985, including all addenda thereto(2)
10.6	Lease by and between Marina City Hotel Enterprises, L.L.C. and S&W Chicago, L.L.C., dated July 31, 1997(2)
10.7	Lease with an option to purchase by and between The Somphone Limited Partnership and S&W of Las Vegas, L.L.C., dated February 9, 1998, including amendments, guaranty and exhibits thereto(2)
10.8	Specific Assignment, Subordination and Attornment Agreement by and among S&W D.C., L.L.C., 1112 Nineteenth Street Associates and Aid Associates for Lutherans, dated September 18, 1998(2)
10.9	Lease Agreement by and between 1112 Nineteenth Street Associates and S&W D.C., L.L.C., dated July 8, 1998,including amendments, guaranty and exhibits thereto(2)
10.10	Lease Agreement by and between Pennsylvania Plaza Associates and M.O.C. of Miami, L.L.C., dated April 7, 1999, including exhibits thereto(2)
10.11	Lease Agreement by and between The Rittenhouse Development Company and S&W of Philadelphia, LLC, dated February 18, 2000(2)
10.12	Lease Agreement by and between Saunstar Operating Co., LLC and S&W of Boston LLC, dated April 6, 2000, including amendments thereto(2)
10.13	Management Agreement by and between 37 East 50th Street Corporation and Restaurant Group Management Services, L.L.C., dated April 18, 1996(2)
10.14	Sale and License Agreement by and between St. James Associates and The New York Restaurant Group, LLC, dated August 16, 1996(2)
10.15	Letter Agreement by and between St. James Associates and The Smith & Wollensky Restaurant Group, Inc., dated April 26, 2001(2)
10.16	First Amended and Restated Agreement of Limited Partnership of St. James Associates, L.P., dated December 1, 1999(2)

10.17	Management Agreement dated February 26, 1991, among Stillman's First and Nabil Chartouni and Fouad Chartouni, the owners of The Post House, including amendments thereto(1)
10.18	Fourth Amendment to Restaurant Management Agreement by and between Post Investors, L.P. and the New York Restaurant Group, Inc., dated December 25, 2000(2)
10.19	Letter Agreement by an between Post House Investors, L.P. and the Smith & Wollensky Restaurant Group, Inc., dated April 20, 2001(2)
10.20	Sub-management Agreement dated June 9, 1995 between Mrs. Parks Management Company, L.L.C., our wholly owned subsidiary, and Doubletree Partners, the manager of the Doubletree Hotel(2)
10.21	Management Agreement dated September 7, 2000, between Plaza Operating Partners, Ltd. and Parade 59 Restaurant, LLC(2)
10.22	$15,000,000 Loan Agreement between The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated September 1, 1998(2)
10.23	First Amendment to Loan Agreement among The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated June 8, 1999(2)
10.24	Second Amendment to Loan Agreement among The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated June 29, 1999(2)
10.25	Third Amendment to Loan Agreement among The Smith & Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated February 29, 2000(2)
10.26	Fourth Amendment to Loan Agreement among The Smith & Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated March 23, 2000(2)
10.27	$10,000,000 Senior Subordinated Note Purchase Agreement between The New York Restaurant Group, Inc. and Magnetite Asset Investors, L.L.C., dated June 29, 1999(2)
10.28
Waiver Agreement and First Amendment to Senior Subordinated Note Purchase Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Magnetite Asset Investors, L.L.C., dated March 21, 2001(2)
10.29
Registration Rights Agreement by and among The New York Restaurant Group, L.L.C., affiliates of the Thomas H. Lee Company, certain affiliates of Alan N. Stillman, listed on Schedule A thereto and certain holders of the Company's Common Shares, dated January 1, 1996(2)
10.30
Amended and Restated Shareholders' Agreement by and among The New York Restaurant Group, Inc., Alan Stillman, Thomas H. Lee Equity Partners, L.P., Thomas H. Lee Investors, Limited Partnership and persons listed as shareholders on the counterpart signature pages thereto, dated as of April 27, 2001(2)
10.31*	Amended and Restated Employment Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001(2)
10.32*	Non-Competition Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001(2)
10.33*	Executive Employment Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and James Dunn, dated as of May 1, 2000(2)
10.34*	The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan)(2)

10.35*	Amendment Number 1 to The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan)(2)
10.36*	The New York Restaurant Group, Inc. 1997 Stock Option Plan(2)
10.37*	The Smith & Wollensky Restaurant Group, Inc. 2001 Stock Incentive Plan(2)
10.38*	The Smith & Wollensky Restaurant Group, Inc. 2001 Employee Stock Purchase Plan(2)
10.39*	Schedule TO (Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934(3)
10.40*	Schedule TO/A—(Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 1)(4)
10.41*	Schedule TO/A—(Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 2) (4)
10.42	Lease Agreement by and between Easton Town Center LLC and Smith &Wollensky Ohio LLC, dated October 31, 2001, including, guaranty and exhibits thereto(2)
10.43
Term Loan Agreement by and between S&W of Las Vegas L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. as "Guarantor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of August 23, 2002, including schedules and exhibits thereto(2)
10.44	Promissory Note by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of August 23, 2002(1)
10.45
Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the "Grantor" to First American Title Company of Nevada, Inc. as "Trustee" for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Beneficiary" and exhibits thereto dated as of August 23, 2002(2)
10.46
Guaranty of Payment by and between The Smith & Wollensky Restaurant Group, Inc. as "Guarantor" for S&W of Las Vegas L.L.C. as the "Borrower" for the "Loan" with Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of August 23, 2002(2)
10.47
Security Agreement by and between S&W of Las Vegas L.L.C. as the "Grantor" to Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and schedules thereto dated as of August 23, 2002(2)
10.48
Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the "Assignor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Assignee" and exhibits thereto dated as of August 23, 2002(2)
10.49
Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of August 23, 2002(2)
10.50	Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc., and exhibits thereto dated as of July 19, 2002(1)
10.50-1	First Amendment to the Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc. dated as of August 12, 2002(1)

10.50-2	Second Amendment to the Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc. dated as of September 17, 2002(1)
10.50-3
Third Amendment to the Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc., and exhibits thereto, dated as of September 19, 2002(1)
10.50-4	Fourth Amendment to the Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc. dated as of October 7, 2002(1)
10.51	Special Warranty Deed by and among Tollroad Texas Land Co., L.P., Grantor and Dallas S&W, L.P., and exhibits thereto, dated as of October 4, 2002(1)
10.52	Bill of Sale and Assignment pursuant to the Contract for Sale by and among Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc. and exhibits thereto, dated as of October 9, 2002(1)
10.53	Promissory Note by and among Dallas S&W, L.P. and Tollroad Texas Land Co., L.P., dated as of October 9, 2002(1)
10.54	Deed of Trust by and among Dallas S&W, L.P. and Tollroad Texas Land Co., L.P., and exhibits thereto, dated as of October 9, 2002(1)
10.55	Consent to Subordinate Lien by and among Tollroad Texas Land Co., L.P., Grantor and Dallas S&W, L.P., and exhibits thereto, dated as of October 4, 2002(1)
10.56
Term Loan Agreement by and between S&W of Las Vegas L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P., as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of December 17, 2002, including schedules and exhibits thereto(1)
10.57	Promissory Note by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of December 17, 2002(1)
10.58
Second Leasehold Deed of Trust by and between Dallas S&W, L.P., as the "Grantor" to Christopher Mayrose, as "Trustee" for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Beneficiary" and exhibits thereto dated as of December 17, 2002(1)
10.59
Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the "Grantor" to First American Title Company of Nevada, Inc. as "Trustee" for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Beneficiary" and exhibits thereto dated as of December 19, 2002(1)
10.60
Security Agreement by and between Dallas S&W, L.P. as the "Grantor" to Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and schedules thereto dated as of December 19, 2002(1)
10.61
Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the "Assignor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Assignee" and exhibits thereto dated as of December 17, 2002(1)
10.62
Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of December 17, 2002(1)

10.63
Guaranty of Payment by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of December 17, 2002(1)
10.64
Lease Agreement by and between Highland Village Holding, Inc. "Landlord", and Houston S&W, L.P, "Tenant", and The Smith & Wollensky Restaurant Group, Inc. "Guarantor", dated January 30, 2003, including, riders, guaranty and exhibits thereto(1)
10.65	Lease Termination Agreement by and between Pennsylvania Plaza Associates as "Landlord" and M.O.C. of Miami, LLC as "Tenant" dated January 31, 2002(1)
10.66	Letter between the Somphone Limited Partnership and S & W of Las Vegas, L.L.C. dated as of February 6, 2003 (1)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Independent Auditors(1)
99.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)
Filed herewith.

(2)
Previously filed and incorporated by reference herein from the Registrant's Registration Statement on Form S-1 (No. 33-57518).

(3)
Previously filed and incorporated by reference herein from the Registrant's Form SC TO-I dated February 4, 2002.

(4)
Previously filed and incorporated by reference herein from the Registrant's Form SC TO-I/A dated March 7, 2002.

*
Management contract or compensatory plan or arrangement.

**
Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Certifications

I, Alan N. Stillman, Chairman of the Board and Chief Executive Officer of The Smith & Wollensky Restaurant Group, Inc. certify that:

1.
I have reviewed this annual report on Form 10-K of The Smith & Wollensky Restaurant Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ ALAN N. STILLMAN
Alan N. Stillman Chairman and Chief Executive Officer

Certifications

I, Alan M. Mandel, Chief Financial Officer, Executive Vice President of Finance, Secretary and Treasurer of The Smith & Wollensky Restaurant Group, Inc. certify that:

1.
I have reviewed this annual report on Form 10-K of The Smith & Wollensky Restaurant Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ ALAN M. MANDEL
Alan M. Mandel Chief Financial Officer, Executive Vice President of Finance, Secretary and Treasurer

QuickLinks

PART I SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.) AND SUBSIDIARIES
Table of Contents
Independent Auditors' Report
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.) AND SUBSIDIARIES Consolidated Balance Sheets (dollar amounts in thousands, except per share data)
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.) AND SUBSIDIARIES Consolidated Statements of Operations (dollar amounts in thousands, except per share amounts) Years ended December 30, 2002, December 31, 2001 and January 1, 2001
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.) AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (dollar amounts in thousands) Years ended December 30, 2002, December 31, 2001 and January 1, 2001
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.) AND SUBSIDIARIES Consolidated Statements of Cash Flows (dollar amounts in thousands) Years ended December 30, 2002, December 31, 2001 and January 1, 2001
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.) AND SUBSIDIARIES Notes to Consolidated Financial Statements December 30, 2002 and December 31, 2001 (in thousands, except shares and per share/unit amounts)
SIGNATURES
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. (FORMERLY THE NEW YORK RESTAURANT GROUP, INC.) AND SUBSIDIARIES Notes to Consolidated Financial Statements December 30, 2002 and December 31, 2001 (in thousands, except shares and per share/unit amounts)
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (thousands of dollars)
INDEX TO EXHIBITS
Certifications
Certifications