Form 10-Q
period 2003-03-31
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2003-05-15
CIK 1137047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission File Number: 1-16505

                             ----------------------

                  The Smith & Wollensky Restaurant Group, Inc.

             (Exact name of registrant as specified in its charter)

             Delaware                                               58 2350980
(State or other jurisdiction of incorporation                   (I.R.S. Employer
       or organization)                                      Identification No.)

    1114 First Avenue, New York, NY                                  10021
(Address of principal executive offices)                           (Zip code)


                                  212-838-2061
              (Registrant's telephone number, including area code)

                             ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of May 15, 2003, the registrant had 9,354,266 shares of Common Stock, $.01 par value per share, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

     Consolidated  Balance Sheets as of March 31, 2003  (unaudited) and
          December 30, 2002                                                    4

     Unaudited Consolidated Statements of Operations for the three-month
           periods ended March 31, 2003 and April 1, 2002                      5

     Unaudited Consolidated Statements of Stockholders' Equity for the
          three-month periods ended March 31, 2003 and April 1, 2002           6

     Unaudited Consolidated Statements of Cash Flows for the three-month
           periods ended March 31, 2003 and April 1, 2002                      7

     Notes to Unaudited Consolidated Financial Statements                      8

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                13

Item 3. Quantitative and Qualitative Disclosures about Market Risk            23

Item 4. Controls and Procedures                                               23

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                      24

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management's current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934.

     Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "hope", "will continue" or similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, changes in consumer preferences, the level of competition from existing or new competitors in the high-end segment of the restaurant industry and our success in implementing our growth strategy.

     We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the risks and uncertainties described in Exhibit 99.2 of this Quarterly Report on Form 10-Q.

     From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Quarterly Report on Form 10-Q, our reports on Forms 10-K and 8-K, our Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Schedule 14A.

     Unless the context requires otherwise, references to "we," "us," "our," "SWRG" and the "Company" refer specifically to The Smith & Wollensky Restaurant Group, Inc. and its subsidiaries and predecessor entities.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
              (dollar amounts in thousands, except per share data)



                                                                                    March 31,       December 30,
                                                                                       2003             2002
                                                                                       ----             ----
                                                                                    (unaudited)
                                           Assets
Current assets:
  Cash and cash equivalents.................................................          $   899        $ 4,158
  Short-term investments....................................................            3,230          3,636
  Accounts receivable, less allowance for doubtful accounts of
  $55 at March 31, 2003 and December 30, 2002, respectively.................            3,241          2,261
  Merchandise inventory.....................................................            3,790          3,578
  Prepaid expenses and other current assets.................................            1,073          1,465
                                                                                      -------        -------

  Total current assets......................................................           12,233         15,098

Property and equipment, net.................................................           48,352         46,693
Goodwill, net...............................................................            6,886          6,886
Licensing agreement, net....................................................            3,448          3,258
Management contract, net....................................................              804            829
Long-term investments.......................................................            1,695          1,684
Other assets................................................................            3,624          3,407
                                                                                      -------        -------
  Total assets..............................................................         $ 77,042       $ 77,855
                                                                                      =======        =======


                            Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt.........................................           $  621        $ 1,157
  Accounts payable and accrued expenses.....................................            8,614          8,851
                                                                                      -------        -------
  Total current liabilities.................................................            9,235         10,008

Long-term debt, net of current portion......................................            8,051          8,232
Deferred rent...............................................................            5,238          5,209
                                                                                      -------        -------
  Total liabilities.........................................................           22,524         23,449

Stockholders' equity:
  Common stock (par value $.01; authorized 40,000,000 shares; 9,354,266
  shares issued and outstanding at March 31, 2003 and December 30, 2002)....               94             94
  Additional paid-in capital................................................           69,854         69,854
  Accumulated deficit.......................................................          (15,433)       (15,491)
  Accumulated other comprehensive income (loss).............................                3            (51)
                                                                                      -------        -------
                                                                                       54,518         54,406
                                                                                      -------        -------

Commitments and contingencies
  Total liabilities and stockholders' equity................................         $ 77,042       $ 77,855
                                                                                      =======        =======




     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
             (dollar amounts in thousands, except per share amounts)

               Three months ended March 31, 2003 and April 1, 2002


                                                                      March 31,        April 1,
                                                                        2003             2002
                                                                        ----             ----

Owned restaurant sales........................................         $ 22,992        $ 19,517
                                                                       --------        --------
Cost of owned restaurant sales:
  Food and beverage costs.....................................            7,045           5,566
  Salaries and related benefit expenses.......................            6,365           5,481
  Restaurant operating expenses...............................            3,537           2,912
  Occupancy and related expenses..............................            1,473           1,366
  Marketing and promotional expenses..........................              904             704
  Depreciation and amortization expenses......................              903             793
                                                                       --------        --------
     Total cost of owned restaurant sales.....................           20,227          16,822
                                                                       --------        --------

Income from owned restaurant operations.......................            2,765           2,695
Management fee income.........................................              508             621
                                                                       --------        --------
Income from owned and managed restaurants.....................            3,273           3,316

General and administrative expenses...........................            2,724           2,304
Royalty expense...............................................              345             270
                                                                       --------        --------
Operating income..............................................              204             742

Interest expense..............................................             (126)            (39)
Amortization of deferred debt financing costs.................              (13)              _
Interest income...............................................               43              57
                                                                       --------        --------
Interest income (expense), net................................              (96)             18
                                                                       --------        --------


Income before provision for income taxes......................              108             760
Provision for income taxes....................................               50              50
                                                                       --------        --------

Net income ...................................................        $      58        $    710
                                                                       ========         =======



Net income per common share - basic and diluted:..............        $    0.01        $   0.08
                                                                       ========         =======


Weighted average common shares outstanding:
Basic                                                                 9,354,266       9,354,266
                                                                      =========       =========
Diluted                                                               9,529,151       9,354,266
                                                                      =========       =========



     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                          (dollar amounts in thousands)
               Three months ended March 31, 2003 and April 1, 2002


                                                                                      Accumulated
                               Common Stock               Additional                     other
                               ------------                paid-in     Accumulated    comprehensive    Stockholders'
                            Shares      Amount             capital       deficit      income (loss)       equity
                            ------      ------            ---------     ----------    -------------    -------------

Balance at December 31,
2001                        9,354,266   $   94            $   69,854    $ (13,364)     $    --         $    56,584


Net income..............                                                      710                              710
                                                                         --------                       ----------

Balance at April 1,
  2002..................    9,354,266   $   94            $   69,854    $ (12,654)     $     --        $    57,294
                            =========   ======            ==========    =========      ========        ===========

Balance at December 30,
  2002..................    9,354,266   $   94            $   69,854    $ (15,491)     $    (51)       $    54,406

Unrealized gain on
  investments...........                                                                     54                 54

    Net income..........                                                       58                               58
                            ---------   ------            ----------    ---------      --------        -----------

Total comprehensive income                                                                                     112
                                                                                                       ===========

 Balance at March 31,
   2003................     9,354,266  $    94           $    69,854   $  (15,433)    $       3       $     54,518
                            =========   ======            ==========    =========      ========        ===========



      See accompanying notes to unaudited consolidated financial statements

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)
               Three months ended March 31, 2003 and April 1, 2002


                                                                         March 31,      April 1,
                                                                           2003           2002
                                                                           ----           ----

Cash flows from operating activities:
Net income....................................................           $   58          $  710
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization...............................            1,003             905
   Amortization of debt discount..............................               13              --
  Changes in operating assets and liabilities:
     Accounts receivable......................................             (980)            539
     Merchandise inventory....................................             (212)           (107)
     Prepaid expenses and other current assets................              392            (135)
     Other assets.............................................             (159)             81
     Accounts payable and accrued expenses....................             (238)            453
     Deferred rent............................................               22              41
                                                                          -----           -----
       Net cash provided by (used in) operating
          activities..........................................             (101)          2,487
 Cash flows from investing activities:
 Purchase of property and equipment...........................           (2,568)         (1,338)
 Purchase of nondepreciable assets............................              (99)            (98)
 Purchase of investments......................................           (1,718)         (1,634)
 Proceeds from sale of investments............................            2,168           2,377
 Payments under licensing agreement...........................             (224)             --
                                                                          -----           -----

     Cash flows used in investing activities..................           (2,441)           (693)

Cash flows from financing activities:
Principal payments of long-term debt..........................             (717)           (114)
                                                                          -----           -----
     Cash flows used in financing activities..................             (717)           (114)
                                                                          -----           -----
Net change in cash and cash equivalents.......................           (3,259)          1,680
Cash and cash equivalents at beginning of period..............            4,158           4,561
                                                                          -----           -----
     Cash and cash equivalents at end of period...............           $  899         $ 6,241
                                                                          ======         ======

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest.................................................           $  112         $    37
                                                                          ======         ======
     Income taxes.............................................           $   68         $    80
                                                                          ======         ======




     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                        March 31, 2003 and April 1, 2002

(1) General

     The accompanying unaudited consolidated financial statements of The Smith & Wollensky Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, "SWRG") do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of SWRG for the fiscal year ended December 30, 2002 filed by SWRG on Form 10-K with the Securities and Exchange Commission on March 31, 2003. Results for the interim periods presented herein are not necessarily indicative of the results, which may be reported for any other interim period or for the entire fiscal year.

     The consolidated balance sheet data presented herein for December 30, 2002 was derived from SWRG's audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires SWRG to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates.

     SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended March 31, 2003 and April 1, 2002 represent 13-week reporting periods. SWRG develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At March 31, 2003, SWRG owned and operated eleven restaurants, including eight Smith & Wollensky restaurants. The newest restaurant, a 400 seat Smith & Wollensky in Dallas, Texas, opened on March 17, 2003. SWRG also manages five restaurants.


(2) Effect of New Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The implementation of this standard had no material impact on SWRG's results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and had no material effect on SWRG's financial statements.

     SWRG accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on the net income as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                    2003                2002
                                                  --------            --------

     Net income, as reported                      $     58                 710

     Add stock-based employee compensation
        expense included in reported net
        income, net of tax                               -                  12

    Pro forma net income                          $     58                 722
                                                  ========            ========

    Per common share - basic and diluted:
    Pro forma net income                          $   0.01                0.08
                                                  ========            ========

     In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises, such as SWRG, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. SWRG is currently evaluating the impact of the application of this Interpretation and the effect it may have on SWRG's financial statements.


(3) Net Income per Common Share

     SWRG calculates net income per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted net income per common share assumes the exercise of stock options using the treasury stock method, if dilutive. Dilutive net income per common share for the three months ended March 31, 2003, was the same as basic net income per common share.


     The following table sets forth the calculation for net income per common share on a weighted average basis:



                                                     Three Months Ended
                                                    March 31,       April 1,
                                                      2003           2002
                                                      ----           ----

Numerator:


Net income...........................              $      58        $      710
                                                     =======         =========

                                                  Weighted           Weighted
                                               Average Shares     Average Shares
                                               --------------     --------------

Denominator:


Basic                                              9,354,266         9,354,266
                                                   =========         =========


Anti-dilutive options                                174,855                 -
                                                   ---------         ---------
Diluted...............................             9,529,151         9,354,266
                                                   =========         =========

Per common share-basic and diluted:

Net income.............................            $    0.01         $    0.08
                                                   =========         =========

(4) Licensing Agreements

     On August 16, 1996, SWRG entered into a Licensing Agreement with St. James Associates ("St. James"), the owner of the Smith & Wollensky restaurant in New York. St. James is an entity related through common management and ownership.

     The Licensing Agreement provides SWRG with the exclusive right to utilize the names "Smith & Wollensky" and "Wollensky's Grill" ("Names") throughout the United States and internationally, with the exception of a reserved territory, as defined. Consequently, SWRG may not open additional Smith & Wollensky restaurants or otherwise utilize the Names in the reserved territory. The Licensing Agreement requires SWRG to make additional payments to St. James as follows: (i) $200 for each new restaurant opened (increasing annually commencing in 1999 by the lesser of the annual increase in the Consumer Price Index or a 5% increase of the fee required in the preceding year), (ii) a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, as defined, subject to certain annual minimums, and (iii) a royalty fee of 1% of annual gross sales for any steakhouses opened in the future by SWRG that does not utilize the Names. In addition, should SWRG terminate or default on the license, as defined, it is subject to a fee of $2,000 upon termination or $2,500 to be paid over four years.

     There are future minimum royalty payments relating to (ii) and (iii) above which are as follows:


Fiscal year:
------------
2003                                                    $525
2004                                                     800
2005                                                     800
2006                                                     800
2007                                                     800
2008 and each year thereafter........................    800

     During the three-month period ended March 31, 2003, SWRG paid $224 in connection with the opening of the Smith & Wollensky unit in Dallas, Texas.

(5)  Management Agreements

     Prior to December 2002, SWRG operated Park Avenue Cafe in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a sub-management agreement (the "Doubletree Agreement"). SWRG received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement expires on the earlier of December 31, 2004 or the termination of the related hotel management agreement, between Chicago HSR Limited Partnership ("HSR"), the owner of the Doubletree, and Doubletree Partners, the manager of the

Doubletree. During December 2002, HSR closed the Park Avenue Cafe restaurant in Chicago and discontinued SWRG's requirement to provide other food and beverage department service for the Doubletree . As a result, SWRG is no longer receiving the fees described above. During the three-month period ended March 31, 2003, SWRG reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires SWRG to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support SWRG will receive an annual fee of $50. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31.

(6)  Long-Term Debt

     Long-term debt consists of the following:

                                                      Mar. 31,   Dec. 30,
                                                        2003       2002
                                                     ---------  ---------

     Term loan(a)..............................       $4,000     $4,000
     Term loan(b)..............................        1,853      1,900
     Promissory note(c)........................        1,100      1,650
     Other(d)..................................        1,719      1,839
                                                     ---------  ---------
                                                       8,672      9,389
     Less current portion......................          621      1,157
                                                     ---------  ---------
                                                      $8,051     $8,232
                                                     =========  =========


-----------

a. On August 23, 2002, SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley") Under the agreement SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC ("Borrower"). SWRG, through the Borrower, has borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan pursuant to terms of the agreement bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commence June 30, 2003, through the loan's maturity date of May 31, 2008. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of approximately $33 commencing June 30, 2003 over the term of the loan with a balloon payment of approximately $2,033 on May 31, 2008. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. The term loan is guaranteed by SWRG. At March 31, 2003 SWRG was in compliance with the debt service coverage ratio and minimum liquidity financial covenants. SWRG was not required to be in compliance with the senior leverage ratio and interest coverage ratio since SWRG was in compliance with the minimum liquidity covenant. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. SWRG exercised its option to purchase the land in 2002. SWRG no longer intends to draw down the remaining balance because as an alternative to purchasing the land, SWRG signed a second amendment to its lease agreement as discussed in Note 8. The ability to draw down this balance expires on May 31, 2003.

b. On December 24, 2002 SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement SWRG and Dallas S&W L.P., a wholly owned subsidiary, is the guarantor of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million will be used for its new restaurant development program, and $550 will be used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. Pursuant to the terms of the agreement, this loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003, through the loan's maturity date of December 24, 2007. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of $16 commencing January 24, 2003 over the term of the loan with a balloon payment of approximately $966 on December 24, 2007. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The term loan is guaranteed by SWRG. At March 31, 2003 SWRG was in compliance with the financial covenants as described above.

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

d. In fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG is obligated to make quarterly and annual payments over a six-year period. These obligations generally bear interest at rates ranging from 9% to 12%. The aggregate balance outstanding at March 31, 2003 and December 30, 2002 was $12 and $110, respectively. In addition, SWRG assumed a mortgage on the property that requires monthly payments, with a final principal payment of $958 in June 2004. The mortgage bears interest at 5.75%. SWRG also assumed a loan payable to a financing institution that requires monthly payments through the year 2014, and bears interest at 7.67%. The aggregate balance of the mortgage and loan payable outstanding at March 31, 2003 and December 30, 2002 was $1,708 and $1,729, respectively.

     Principal payments on long-term debt are as follows:


       Fiscal year:
        ------------
       2003.....................................      $452
       2004.....................................     2,121
       2005.....................................     1,189
       2006.....................................       643
       2007.....................................     3,763
       Thereafter...............................       504
                                                   --------
                                                    $8,672
                                                   ========

(7) Legal Matters

     On or about September 5, 2001, Mondo's of Scottsdale, L.C. filed a suit against SWRG alleging that SWRG had entered into an agreement to purchase all of the leasehold interest in, and certain fixtures and equipment located at, Mondo's restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and has been set to go to jury trial in October 2003. The plaintiff requested damages of approximately $2.0 million. SWRG is vigorously contesting this suit. Management believes, based on advice from local counsel, that SWRG has a significant likelihood of prevailing in the suit and that the risk of loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with this suit. If SWRG were to lose the suit, the financial position, results of operation and cash flows of SWRG may be adversely affected. There have been no material changes with respect to this matter.

     SWRG is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG's consolidated financial position, results of operations or liquidity.


(8)  Subsequent Event

     On April 29, 2003, SWRG signed a second amendment to its lease agreement (the "Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property that its restaurant in Las Vegas is located on. The Agreement, which will be treated as a capital lease, adjusts the annual fixed payment to $400,000 per year from May 1, 2003 to April 30, 2008 and to $860,000 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to SWRG effective May 1, 2003. SWRG will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price is approximately $10.0 million, at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. The down payment for the purchase price of the property escalates monthly, but is not due and payable until the time of the purchase. The down payment will be applied against the purchase price at the closing of the option. If at the end of the five years SWRG does not exercise the option, SWRG must pay the then applicable down payment, which will be applied to the purchase price once SWRG purchases the property. The minimum down payments for the purchase of the land over the next five years will be as follows:



                             Fiscal year
                             -----------
                             2003                   $166,616
                             2004                    268,876
                             2005                    298,024
                             2006                    328,260
                             2007                    359,612
                             Thereafter              123,396
                                                  ----------
                                                  $1,544,784
                                                  ==========

If SWRG exercises the option, the Lessor will provide SWRG with financing in the amount of the purchase price applicable at the time of the closing, less the down payment payable by SWRG, at an interest rate of 8% per annum, payable over ten years.

The Agreement also provides the Lessor with a put right that would give the Lessor the ability to require SWRG to purchase the property at any time after June 15, 2008 at the then applicable purchase price. SWRG will then have two months to close on the purchase of the property.

On May 14, 2003, a letter was signed by Morgan Stanley confirming that the treatment of the Agreement as a capital lease does not violate the debt restriction covenant of the secured term loan agreement and that the capital lease and any imputed interest related to the capital lease are excluded from the calculation of the financial covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     As of March 31, 2003, we operated 16 high-end, high volume restaurants in the United States. We believe that the size of each market we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. On March 17, 2003, we opened a 400 seat Smith & Wollensky in Dallas, Texas. We expect to open another Smith & Wollensky restaurant in the fourth quarter of 2003 in Houston, Texas. We expect the restaurant in Houston, Texas to have approximately 425 seats on two levels. Although we expect to open two new Smith & Wollensky restaurants in 2004 and two to three per year starting in 2005, we plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and national security conditions. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased.

     As a result of our recent expansion, period-to-period comparisons of our financial results may be less meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. In calculating comparable restaurant sales, we introduce a restaurant into our comparable quarterly restaurant base once it has been in operation for 15 months.

     Pursuant to management contracts and arrangements, we operate, but do not own, the original Smith & Wollensky, Maloney & Porcelli, The Post House and ONEc.p.s. restaurants in New York and Mrs. Parks Tavern in Chicago.

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

     Management fee income relates to fees that we receive from our managed units. These fees are based on a percentage of sales from the managed units, ranging from 2.3% to 6.0%. Management fee income also includes fees from Maloney & Porcelli equal to 50% of the unit's net operating cash flow generated during each fiscal year, provided that the Maloney & Porcelli owner receives a minimum amount of operating cash flow per year ranging from $360,000 to $480,000. Prior to December 2002, we operated Park Avenue Cafe in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a sub-management agreement (the "Doubletree Agreement"). We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement expires on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partenrship ("HSR"), the owner of the Doubletree, and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Cafe restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree . As a result, we no longer receive the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires us to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support the Company will receive an annual fee of $50,000. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December
31. Management fee income from ONEc.p.s. is equal to 40% of the restaurant's operating cash flows, as reduced by the repayment of project costs and working capital contributions. After all the project costs and working capital contributions have been repaid, the fee will increase to 50% of the restaurant's operating cash flows.

     General and administrative expenses include all corporate and administrative functions that support existing owned and managed operations and provide infrastructure to facilitate our growth. General and administrative expenses are comprised of management, supervisory and staff salaries and employee benefits, travel costs, information systems, training costs, corporate rent, corporate insurance and professional and consulting fees. Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses. General and administrative expenses also include the depreciation of corporate-level property and equipment and the amortization of corporate intangible assets, such as licensing agreements and management contracts.

     Royalty expense represents fees paid pursuant to a licensing agreement with St. James Associates, based upon 2.0% of sales for restaurants utilizing the Smith & Wollensky name.




Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

     Long-lived assets: We review long-lived assets to be held and used or to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by restaurant comparing the carrying amount of the restaurant's assets to undiscounted future net cash flows expected to be generated by such assets. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit, its individual results and actual results at comparable restaurants. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis.

     Goodwill: Goodwill represents the excess of fair value of certain reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We assess the recoverability of goodwill at the end of each year through a fair value valuation performed for each reporting unit that has goodwill. The fair value valuation is calculated using various methods, including an analysis based on projected discounted future operating cash flows of each reporting unit using a discount rate reflecting our average cost of funds. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. . The net carrying value of goodwill as of March 31, 2003 and December 30, 2002 was $6.9 million, respectively.

     Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment at a minimum, whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the asset to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of our intangible assets as of March 31, 2003 and December 30, 2002 was $4.3 million and $4.1 million, respectively.

     Artwork: We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets.

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

     Income taxes and income tax valuation allowances: We estimate certain components of our quarterly provision for income taxes. These estimates include, but are not limited to, effective state and local income tax rates and estimates related to depreciation expense allowable for tax purposes. Our estimates are made based on the best available information at the time that we prepare the provision. We usually file our income tax returns several months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed and could be subject to differing interpretations of the tax laws.

     On March 31, 2003, we have a valuation allowance of $8.5 million to reduce our net operating loss and tax credit carryforwards of $6.2 million and other timing differences of $2.3 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

     This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.


Results of Operations



                                                                   Three Months Ended
                                                          March 31, 2003          April 1, 2002
                                                          --------------          -------------

Consolidated Statement of Operations Data:
  Owned restaurant sales.............................     $22,992     100.0%     $19,517        100.0%
  Cost of owned restaurant sales:
    Food and beverage costs..........................       7,045      30.6        5,566         28.5
    Salaries and related benefit expenses............       6,365      27.7        5,481         28.1
    Restaurant operating expenses....................       3,537      15.4        2,912         14.9
    Occupancy and related expenses...................       1,473       6.4        1,366          7.0
    Marketing and promotional expenses...............         904       4.0          704          3.6
    Depreciation and amortization....................         903       3.9          793          4.1
                                                          -------   -------      -------      -------
        Total cost of owned restaurant sales.........      20,227      88.0       16,822         86.2
                                                          -------   -------      -------      -------
Income from owned restaurant operations..............       2,765      12.0        2,695         13.8
Management fee income................................         508       2.2          621          3.2
                                                          -------   -------      -------      -------
Income from owned and managed restaurants............       3,273      14.2        3,316         17.0
General and administrative expenses..................       2,724      11.8        2,304         11.8
Royalty expense......................................         345       1.5          270          1.4
                                                          -------   -------      -------      -------
Operating income.....................................         204       0.9          742          3.8





Interest (expense) income, net.......................         (96)     (0.4)          18          0.1
                                                          -------   -------      -------      -------
Income before provision for income taxes.............         108       0.5          760          3.9
Provision for income taxes...........................          50       0.2           50          0.3
                                                          -------   -------      -------      -------
Net income...........................................     $    58       0.3%     $   710          3.6%
                                                          =======   =======      =======      =======




Three  Months  Ended March 31, 2003  Compared to the Three Months Ended April 1,
2002

Owned Restaurant Sales. Owned restaurant sales increased $3.5 million, or 17.8%, to $23.0 million for the three months ended March 31, 2003 from $19.5 million for the three months ended April 1, 2002. The increase in owned restaurant sales related primarily to an increase in comparable owned unit sales of $2.0 million, or 10.2%. This included a net increase in sales of $2.4 million from our owned Smith & Wollensky units open for the entire period. The improvement is primarily a result of an increase in tourism and banquet sales at those locations as compared to 2002. The comparable owned unit sales net increases were offset by a decrease in sales of $374,000 from our three owned New York units due to the continued economic slowdown and decreased tourism that continues in the New York metropolitan area. The sales increase also includes new unit sales of $1.5 million for the Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. Comparisons also benefited from the Passover and Easter holidays falling in the second quarter of 2003 as compared to the first quarter of 2002 and the inclusion of New Year's Eve in January 2003.

Food and Beverage Costs. Food and beverage costs increased $1.5 million to $7.0 million for the three months ended March 31, 2003 from $5.6 million for the three months ended April 1, 2002. Food and beverage costs as a percentage of owned restaurant sales increased to 30.6% in 2003 from 28.5% in 2002. The increase was primarily due to the continued higher beef costs for prime beef and certain shellfish in the first quarter of 2003 that began in the fourth quarter of 2002 as compared to the three months ended April 1, 2002. Increased costs also relate to a lesser extent to the new Smith & Wollensky units in Columbus, Ohio, and in Dallas, Texas, which were not open in the comparable three months ended April 1, 2002. Food and beverage costs related to the new units accounted for $558,000 of the increase for the three months ended March 31, 2003. The new Smith & Wollensky unit in Dallas, Texas experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. It is common for our new units to experience higher than normal food and beverage costs in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related Benefits. Salaries and related benefits increased $884,000 to $6.4 million for the three months ended March 31, 2003 from $5.5 million for the three months ended April 1, 2002. This increase was primarily due to the salaries and related benefits for the new Smith & Wollensky units in Columbus, Ohio, and in Dallas, Texas, which were not open in the comparable three months ended April 1, 2002. The increase relating to these new units was $744,000. Salaries and related benefits as a percent of owned restaurant sales decreased to 27.7% for the three months ended March 31, 2003 from 28.1% for the three months ended April 1, 2002. The decrease in salaries and related benefits as a percentage of owned restaurant sales was primarily due to the leveraging effect of sales increases on the fixed portion of restaurant salaries and related benefits and to a lesser extent improved results in the costs of claims for health insurance under our self-insurance policy. This decrease was partially offset by the additional staffing required at the new Smith & Wollensky unit in Dallas, Texas during the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of sales for that unit will decrease due to the lower staffing requirement and higher revenue base.

Restaurant Operating Expenses. Restaurant operating expenses increased $625,000 to $3.5 million for the three months ended March 31, 2003 from $2.9 million for the three months ended April 1, 2002. Restaurant operating expenses as a percentage of owned restaurant sales increased to 15.4% for 2003 from 14.9% in 2002 primarily due to the opening of the Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. The increase relating to these new units was $319,000. The increase to a lesser extent relates to costs associated with upgrades of operating supplies and increases in insurance premiums at the units open the entire period.

Occupancy and Related Expenses. Occupancy and related expenses increased $107,000 to $1.5 million for the three months ended March 31, 2003 from $1.4 million for the three months ended April 1, 2002 primarily due to the Smith & Wollensky unit in Columbus, Ohio, that had not been open during the comparable three months ended April 1, 2002. Pursuant to an interim rent agreement, we benefited from a reduction of rent of $83,000 during the negotiations of the amendment entered into on April 29, 2003 relating to the Smith & Wollensky unit in Las Vegas. Occupancy and related expenses as a percentage of owned restaurant sales decreased to 6.4% for the three months ended March 31, 2003 from 7.0% for the three months ended April 1, 2002, primarily due to the distribution of fixed rental costs over an increasing revenue base.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $200,000 to $904,000 for the three months ended March 31, 2003 from $704,000 for the three months ended April 1, 2002. Marketing and promotional expenses as a percent of owned restaurant sales increased to 4.0% for the three months ended March 31, 2003 from 3.6% for the three months ended April 1, 2002, primarily due to the advertising and promotional costs related to the opening of the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas, which were not open in the comparable three months ended April 1, 2002. The increase to a lesser extent was due to the additional public relations expenditures during the three-month period ended March 31, 2003, at the comparable units.

Depreciation and Amortization. Depreciation and amortization increased $110,000 to $903,000 for the three months ended March 31, 2003 from $793,000 for the three months ended April 1, 2002, primarily due to the property and equipment additions for the Smith & Wollensky unit in Columbus, Ohio, which was not open in the comparable three months ended April 1, 2002.

Management Fee Income. Management fee income decreased $113,000 to $508,000 for the three months ended March 31, 2003 from $621,000 for the three months ended April 1, 2002, primarily due to a net decrease in overall sales from managed units and to a lesser extent the decrease in the annual management fee we receive from the Chicago HSR Limited Partnership. In exchange for the use of the Mrs. Park's Tavern name and related management support services, we will receive an annual fee of $50,000.

General and Administrative Expenses. General and administrative expenses increased by $420,000 to $2.7 million for the three months ended March 31, 2003 from $2.3 million for the three months ended April 1, 2002. General and administrative expenses as a percent of owned restaurant sales remained constant at 11.8% for the three months ended March 31, 2003 and April 1, 2002, respectively. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of owned and managed restaurant sales increased to 8.1% for the three months ended March 31, 2003 from 7.2% for the three months ended April 1, 2002. The increase was primarily due to an increase in travel and related expenditures relating to the opening of the Smith & Wollensky unit in Dallas, Texas, as well as increases in insurance, professional fees and other miscellaneous expenses.

Royalty Expense. Royalty expense increased $75,000 to $345,000 for the three months ended March 31, 2003 from $270,000 for the three months ended April 1, 2002 primarily due to the increase in sales of $2.4 million from our owned Smith & Wollensky units open for the comparable period together with the sales from the opening of the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas, which were not open in the comparable three months ended April 1, 2002.

Interest Expense -Net of Interest Income. Interest expense, net of interest income, increased $114,000 to $96,000 of interest expense for the three months ended March 31, 2003 from $18,000 of interest income for the three months ended April 1, 2002, primarily due to the interest expense on debt incurred for general corporate purposes and in connection with our new restaurant development program.

Provision for Income Taxes. The income tax provision for the three months ended March 31, 2003 and April 1, 2002, respectively, represents certain state and local taxes. No federal income tax was provided for the three months ended March 31, 2003 and April 1, 2002, respectively, due to the net operating loss carryforward.




Risk Related to Certain Management Agreements and Lease Agreements

     We are subject to a right of the other party to terminate, at any time, the agreement relating to ONEc.p.s. We have not been notified by the other parties to this agreement that they plan to terminate the agreement and management has no reason to believe that the agreement will be terminated.

     Pursuant to our lease agreement for Cite with Rockefeller Center North, Inc., Rockefeller Center may terminate the lease agreement if Mr. Stillman does not own at least 35% of the shares of each class of the tenants stock, or if there is a failure to obtain their consent to an assignment of the lease. We are currently in default with respect to these requirements, although Rockefeller Center has not given us notice of default. Rockefeller Center may also terminate the lease agreement if Mr. Stillman does not have effective working control of the business of the tenant. The default existing under the lease agreement for Cite could subject us to renegotiation of the financial terms of the lease, or could result in a termination of this agreement which would result in the loss of this restaurant at this location. This event could have a material adverse effect on our business and our financial condition and results of operations. To date, none of the parties to this agreement has taken any action to terminate this agreement and management has no reason to believe that the agreement will be terminated.


Liquidity and Capital Resources

     We have funded our capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes, bank debt and an initial public offering of our common stock. Net cash (used in) / provided by operating activities amounted to ($101,000) and $2.5 million for the three months ended March 31, 2003 and three months ended April 1, 2002, respectively.

     Net cash used in financing activities was $717,000 and $114,000 for the three months ended March 31, 2003 and three months ended April 1, 2002, respectively. Funds used in financing activities represents principal payments on our long-term debt for the three months ended March 31, 2003 and three months ended April 1, 2002, respectively.

     We used cash primarily to fund the development and construction of new restaurants and remodeling of existing restaurants. Net cash used in investing activities was $2.4 million and $693,000 for the three months ended March 31, 2003 and three months ended April 1, 2002, respectively. Total capital expenditures were $2.6 million and $1.3 million for the three months ended March 31, 2003 and three months ended April 1, 2002, respectively. On March 17, 2003, we opened the Smith & Wollensky unit in Dallas, Texas.

     The remaining capital expenditures are expected to be approximately $5.4 million in 2003. The increase in the remaining capital expenditures from those previously disclosed relates primarily to an increase in the square footage and seating capacity for the new Smith & Wollensky restaurant that we plan to open in the fourth quarter of 2003 in Houston, Texas. We expect the restaurant to have approximately 425 seats on two levels. Although we plan to open two new Smith & Wollensky restaurants in 2004 and two to three per year starting in 2005, we plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased. The average cost of opening the last three Smith & Wollensky restaurants, net of landlord contributions, has been approximately $2.8 million, excluding the purchase of land and pre-opening costs.

     In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bear interest at rates ranging from 9.0% to 12.0%. The aggregate outstanding balance of such liabilities was approximately $12,000 as of March 31, 2003. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, expires in June 2004, and bears interest at 5.75% per year. In addition, we assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.7 million on March 31, 2003.

     On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement we are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. We have borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commence June 30, 2003 and the loan matures on May 31, 2008. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $33,333 commencing June 30, 2003 over the term of the loan with a balloon payment of approximately $2.0 million on May 31, 2008. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. The term loan is guaranteed by us. At March 31, 2003 we were in compliance with the debt service coverage ratio and minimum liquidity financial covenants contained in the loan agreement. We were not required to be in compliance with the senior leverage ratio and interest coverage ratio since we were in compliance with the minimum liquidity covenant. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by us to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expires on May 31, 2003. We exercised our option with the owner to purchase the land in 2002. The Company no longer intends to draw down the remaining balance because on April 29, 2003, as an alternative to purchasing the land, we signed a second amendment to lease agreement ("Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the land. The Agreement, which will be accounted for as a capital lease, adjusts the annual fixed payment to $400,000 per year from May 1, 2003 to April 30, 2008 and to $860,000 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to the Company effective from May 1, 2003. We will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price is approximately $10.0 million, at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. The down payment for the purchase of the property escalates monthly, but is not due and payable until the time of purchase. The down payment will be applied against the purchase price at the closing of the option. If at the end of the five years the Company does not exercise the option, it must pay the then applicable down payment, which will be applied to the purchase price once we purchase the property. The Lessor will retain the down payments. The minimum down payments for the purchase of the land over the next five years will be as follows:


                             Fiscal year
                             -----------
                             2003                   $166,616
                             2004                    268,876
                             2005                    298,024
                             2006                    328,260
                             2007                    359,612
                             Thereafter              123,396
                                                   ---------
                                                  $1,544,784
                                                   =========


     If we exercises the option, the Lessor will provide the Company with financing in the amount of the purchase price applicable at the time of the closing, less the down payment payable by SWRG, at an interest rate of 8% per annum, payable over ten years.

     The Agreement also provides the Lessor with a put right that would give the Lessor the ability to require the Company to purchase the property at any time after June 15, 2008 at the then applicable purchase price. We will then have two months to close on the purchase of the property.

     On May 14, 2003, a letter was signed by Morgan Stanley confirming that the treatment of the Agreement as a capital lease does not violate the debt restriction covenant of the secured term loan agreement and that the capital lease and any imputed interest related to the capital lease are excluded from the calculation of the financial covenants.

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

     On December 24, 2002 we entered into a $1.9 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement SWRG and Dallas S&W L.P., a wholly owned subsidiary, are the guarantors of borrowings by SWRG's wholly owned subsidiary, S&W Las Vegas, LLC. Of the $1.9 million borrowed by us under the agreement, $1.35 million will be used for its new restaurant development program, and $550,000 will be used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. Pursuant to the terms of the agreement, this loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003, and continue through the loan's maturity date of December 24, 2007. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $15,833 over the term of the loan with a balloon payment of approximately $1.0 million on December 24, 2007. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The term loan is guaranteed by the

Company. The aggregate outstanding balance of this term loan was approximately $1.9 million as of March 31, 2003. At March 31, 2003 we were in compliance with the financial covenants as described above.

     We believe that our cash and short-term investments on hand, cash expected from operations and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and other operating activities, including funding working capital, throughout the remainder of 2003. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. We may require additional capital to fund our expansion plans after fiscal 2003 or to satisfy working capital needs in the event that the general weakness in economic conditions continues. As a result we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us. Failure to obtain financing as needed could have a material adverse effect on our expansion plans.

     Below is a summary of certain of our contractual obligations as of March 31, 2003. Please refer to the discussion above and the Notes to Unaudited Consolidated Financial Statements for additional disclosures regarding the obligations described in the table below:




                                                              Less than                             More than
                                                   Total       1 year      1-3 years   3-5 years     5 years
                                                   -----      ---------    ---------   ---------    ---------
                                                                   PAYMENTS DUE BY PERIOD
                                                                   ----------------------

Minimum royalty payments licensing agreement ..      $4,525         $525      $1,600      $1,600     $800(1)
Minimum distributions management agreement ....      $3,630         $270        $960        $960      $1,440
Minimum payments on employment agreements .....      $5,182       $1,021      $2,758      $1,403          $0
Principal payments on long-term debt ..........      $8,672         $452      $3,310      $4,406        $504
Payments under capital lease...................     $12,145         $433      $1,367      $1,488      $8,857
Minimum annual rental commitments .............     $64,784       $3,675      $8,355      $7,279     $45,475
                                                  ----------    ---------   ---------   ---------  ----------
                                                    $98,938       $6,376     $18,350     $17,136     $57,076



-----------


(1) The license agreement is irrevocable and perpetual unless terminated in accordance with the terms of the agreement. See Notes to the Unaudited Consolidated Financial Statements, Note 4.

Properties

     We lease restaurant and office facilities and real property under operating leases expiring in various years through 2028. As of March 31, 2003, our future minimum lease payments of our headquarters and restaurants are as follows:
2003--$3.7    million;    2004--$4.2   million;    2005--$4.2    million;    and
thereafter--$52.8 million. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants.

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


Effect of New Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The implementation of this standard had no material impact on our results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and had no material effect on our financial statements.

     SWRG accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on the net income as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                                         2003             2002
                                                         ----             ----


     Net income, as reported                             $   58            710
     Add stock-based employee compensation expense
       included in reported net income, net of tax            -             12
                                                         ------           ----
     Pro forma net income                                $   58            722

     Per common share - basic and diluted:
     Pro forma net income                                $ 0.01           0.08
                                                         ======           ====


     In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of the application of this Interpretation and the effect it may have on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at March 31, 2003.

                                          Expected Maturity Date
                                             Fiscal Year Ended
                                             -----------------

                                                                                                Fair Value
                                                                                                March 31,
Debt                          2003     2004      2005    2006    2007    Thereafter   Total        2003
----                          ----     ----      ----    ----    ----    ----------   -----        ----
                                                         (Dollars in thousands)



Long-term variable rate...    $20      $949                                          $969           $969
Average interest rate.....                                                           5.8%
Long-term fixed rate......   $432    $1,172     $1,189   $643   $3,763      $504    7,703          8,703
Average interest rate.....                                                           6.7%

Total Debt................                                                         $8,672         $9,672



     We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out within 90 days prior to the filing date of this Report on Form 10-Q. This evaluation was made under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.




                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     10.67 Second Amendment Lease Agreement with an Option to Purchase dated April 29, 2003, by and between The Somphone Limited Partnership, a Nevada limited partnership, and S & W of Las Vegas, L.L.C., a Delaware limited liability company.

     10.68 Letter from Morgan Stanley Dean Witter Commercial Services, Inc. dated May 14, 2003.

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2     Risk Factors.

(b)  Reports on Form 8-K.

               Report on Form 8-K dated April 3, 2003 furnishing under Item 9 a copy of the Company's press release dated April 3, 2003, describing selected financial results of the Company for the three months ended March 31, 2003 and the year ended December 30, 2002.

               Report on Form 8-K dated May 8, 2003 furnishing under Item 9 a copy of the Company's press release dated May 8, 2003, describing selected financial results of the Company for the three months ended March 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

May 15, 2003                        By: /s/  ALAN N. STILLMAN
                                        ---------------------

                                        Name:   Alan N. Stillman
                                        Title:  Chairman of the Board, Chief
                                                Executive Officer and Director
                                                Principal Executive Officer)


May 15, 2003                        By: /s/  ALAN M. MANDEL
                                        -------------------

                                        Name:   Alan M. Mandel
                                        Title:  Chief Financial Officer,
                                                Executive Vice President of
                                                Finance, Secretary and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

                                 CERTIFICATIONS

I, Alan N. Stillman, Chairman of the Board and Chief Executive Officer of The Smith & Wollensky Restaurant Group, Inc. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Smith & Wollensky Restaurant Group, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

May 15, 2003
                               /s/ ALAN N.STILLMAN
                               -------------------
                               Alan N. Stillman
                               Chairman of the Board and Chief Executive Officer

                                 CERTIFICATIONS

I, Alan M. Mandel, Chief Financial Officer, Executive Vice President of Finance, Secretary and Treasurer of The Smith & Wollensky Restaurant Group, Inc. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Smith & Wollensky Restaurant Group, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003
                               /s/ ALAN M. MANDEL
                               ------------------
                               Alan M. Mandel
                               Chief Financial Officer, Executive
                               Vice President of Finance, Secretary
                               and Treasurer

Exhibit No.                 Description of Documents
-----------                 ------------------------

     10.67 Second Amendment Lease Agreement with an Option to Purchase dated April 29, 2003, by and between The Somphone Limited Partnership, a Nevada limited partnership, and S & W of Las Vegas, L.L.C., a Delaware limited liability company.

     10.68 Letter from Morgan Stanley Dean Witter Commercial Services, Inc. dated May 14, 2003.

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2     Risk Factors.