Form 10-Q
period 2003-06-30
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2003-08-18
CIK 1137047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

      |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

      |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to


                         Commission File Number: 1-16505

                                   -----------

                  The Smith & Wollensky Restaurant Group, Inc.

             (Exact name of registrant as specified in its charter)

               Delaware                                58 2350980
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    1114 First Avenue, New York, NY                      10021
(Address of principal executive offices)               (Zip code)


                                  212-838-2061
              (Registrant's telephone number, including area code)

                                  -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


As of August 14, 2003, the registrant had 9,375,066 shares of Common Stock, $.01 par value per share, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                        PAGE
Item 1. Financial Statements.

   Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 30, 2002                     4

   Unaudited Consolidated Statements of Operations for the three- and six-month periods
        ended June 30, 2003 and July 1, 2002                                                             5

   Unaudited Consolidated Statements of Stockholders' Equity for the six-month periods ended
        June 30, 2003 and July 1, 2002                                                                   6

   Unaudited Consolidated Statements of Cash Flows for the six-month periods ended
        June 30, 2003 and July 1, 2002                                                                   7

   Notes to Unaudited Consolidated Financial Statements                                                  8

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                                                 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk.                                     27

Item 4. Controls and Procedures.                                                                        28

PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.                                            28

Item 6. Exhibits and Reports on Form 8-K.                                                               28


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

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "hopes", "will continue" or similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, changes in consumer preferences, the level of competition from existing or new competitors in the high-end segment of the restaurant industry and our success in implementing our growth strategy.

        We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in Exhibit 99.1 of this Quarterly Report on Form 10-Q.

        From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Quarterly Report on Form 10-Q, our other reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
              (dollar amounts in thousands, except per share data)

                                                                                 June 30,      December 30,
                                                                                   2003            2002
                                                                                   ----            ----
                                                                                (unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents.................................................         $  3,170        $ 4,158
  Short-term investments....................................................            1,901          3,636
  Accounts receivable, less allowance for doubtful accounts of
  $55 at June 30, 2003 and December 30, 2002, respectively..................            3,162          2,261
  Merchandise inventory.....................................................            3,636          3,578
  Prepaid expenses and other current assets.................................            1,247          1,465
                                                                                     --------        -------
  Total current assets......................................................           13,116         15,098

Property and equipment, net.................................................           58,690         46,693
Goodwill, net...............................................................            6,886          6,886
Licensing agreement, net....................................................            3,411          3,258
Management contract, net....................................................              779            829
Long-term investments.......................................................            1,552          1,684
Other assets................................................................            3,603          3,407
                                                                                     --------        -------
  Total assets..............................................................         $ 88,037       $ 77,855
                                                                                     ========       ========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt.........................................         $  1,596        $ 1,157
  Accounts payable and accrued expenses.....................................            9,594          8,851
                                                                                     --------        -------
  Total current liabilities.................................................           11,190         10,008

Obligations under capital lease.............................................            9,921              _
Long-term debt, net of current portion......................................            6,967          8,232
Deferred rent...............................................................            5,203          5,209
                                                                                     --------        -------
  Total liabilities.........................................................           33,281         23,449

Stockholders' equity:
  Common stock (par value $.01; authorized 40,000,000 shares; 9,355,899 and
  9,354,266 shares issued and outstanding at June 30, 2003 and December 30,                94             94
  2002, respectively).......................................................
  Additional paid-in capital................................................           69,861         69,854
  Accumulated deficit.......................................................         (15,218)       (15,491)
  Accumulated other comprehensive income (loss).............................               19           (51)
                                                                                     --------        -------
                                                                                       54,756         54,406
                                                                                     --------        -------
Commitments and contingencies
  Total liabilities and stockholders' equity................................         $ 88,037       $ 77,855
                                                                                     ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
             (dollar amounts in thousands, except per share amounts)

                                                            Three Months Ended          Six Months Ended
                                                          June 30,       July 1,      June 30,      July 1,
                                                            2003          2002          2003         2002
                                                            ----          ----          ----         ----
Owned restaurant sales.................................      $ 23,679      $ 18,725     $ 46,671      $ 38,242
                                                             --------      --------     --------      --------
Cost of owned restaurant sales:
  Food and beverage costs..............................         7,336         5,404       14,381        10,970
  Salaries and related benefit expenses................         6,689         5,672       13,054        11,153
  Restaurant operating expenses........................         3,901         2,816        7,452         5,728
  Occupancy and related expenses.......................         1,123         1,485        2,581         2,851
  Marketing and promotional expenses...................           928           829        1,832         1,533
  Depreciation and amortization expenses...............           942           815        1,845         1,608
                                                             --------      --------     --------      --------
     Total cost of owned restaurant sales..............        20,919        17,021       41,145        33,843
                                                             --------      --------     --------      --------

Income from owned restaurant operations................         2,760         1,704        5,526         4,399
Management fee income..................................           504           641        1,012         1,262
                                                             --------      --------     --------      --------
Income from owned and managed restaurants..............         3,264         2,345        6,538         5,661

General and administrative expenses....................         2,346         2,489        5,068         4,793
Royalty expense........................................           369           255          717           525
                                                             --------      --------     --------      --------
Operating income (loss)................................           549         (399)          753           343

Interest expense.......................................         (277)          (36)        (403)          (75)
Amortization of deferred debt financing costs..........          (13)             _         (26)             _
Interest income........................................            31            27           74            84
Interest income (expense), net.........................         (259)           (9)        (355)             9
                                                             --------      --------     --------      --------
Income (loss) before provision for income taxes........           290         (408)          398           352
Provision for income taxes.............................            75            51          125           101
                                                             --------      --------     --------      --------

Net income (loss)........................................    $    215      $  (459)     $    273      $    251
                                                             ========      ========     ========      ========


Net income (loss) per common share basic and diluted:..      4   0.02      $ (0.05)     $   0.03      $   0.03
                                                             ========      ========     ========      ========

Weighted average common shares outstanding:
Basic                                                       9,354,481     9,354,266    9,354,374     9,354,266
                                                            =========     =========    =========     =========
Diluted                                                     9,806,731     9,354,266    9,667,470     9,428,798
                                                            =========     =========    =========     =========




     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                          (dollar amounts in thousands)
                 Six months ended June 30, 2003 and July 1, 2002

                                                                                 Accumulated
                                  Common Stock      Additional                      other
                                  ------------       paid-in     Accumulated    comprehensive    Stockholders'
                                Shares     Amount    capital       deficit      income (loss)       equity
                                ------     ------    -------       -------      -------------       ------
Balance at December 31,
2001                           9,354,266      $94      $69,854      $(13,364)            $  --         $56,584


Net income..............                                                  251               --             251
                                                                    ---------            -----         -------

Balance at July 1,
  2002..................       9,354,266     $ 94      $69,854      $(13,113)            $  --         $56,835
                               =========     ====      =======      =========            =====         =======

Balance at December 30,
  2002..................       9,354,266      $94      $69,854      $(15,491)            $(51)         $54,406

Stock options exercised            1,633       --            7                                               7

Unrealized gain on
  investments                                                                               70              70


     Net income.........              --       --           --            273               --             273
                               ---------     ----      -------      ---------            -----         -------
Total comprehensive income                                                                                 350
                                                                                                       =======


Balance at June 30,
  2003..................       9,355,899     $ 94      $69,861      $(15,218)            $  19         $54,756
                               =========     ====      =======      =========            =====         =======



     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)
                 Six months ended June 30, 2003 and July 1, 2002

                                                                        June 30,         July 1,
                                                                          2003            2002
                                                                          ----            ----
Cash flows from operating activities:
Net income....................................................          $   273          $  251
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...............................            2,066           1,827
   Amortization of deferred debt financing costs..............               26              --
  Changes in operating assets and liabilities:
     Accounts receivable......................................            (908)             501
     Merchandise inventory....................................             (58)           (466)
     Prepaid expenses and other current assets................              218           (113)
     Other assets.............................................            (161)            (75)
     Accounts payable and accrued expenses....................              743           (286)
     Deferred rent............................................             (19)             101
                                                                        -------        --------

               Net cash provided by operating activities......            2,180           1,740
 Cash flows from investing activities:
 Purchase of property and equipment...........................          (3,994)         (2,709)
 Purchase of nondepreciable assets............................             (99)           (161)
 Purchase of investments......................................          (2,568)         (3,466)
 Proceeds from sale of investments............................            4,513           2,376
 Payments under licensing agreement...........................            (224)           (219)
                                                                        -------        --------

               Cash flows used in investing activities........          (2,372)         (4,179)

Cash flows from financing activities:
Principal payments of long-term debt..........................            (803)           (158)
Proceeds from options exercised...............................                7              --
                                                                        -------        --------
              Cash flows used in financing activities.........            (796)           (158)
                                                                        -------        --------
Net change in cash and cash equivalents.......................            (988)         (2,597)
Cash and cash equivalents at beginning of period..............            4,158           4,561
                                                                        -------        --------
               Cash and cash equivalents at end of period.....          $ 3,170        $  1,964
                                                                        =======        ========
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
              Interest........................................          $   328        $     75
                                                                        =======        ========
              Income taxes....................................          $    44        $    196
                                                                        =======        ========
   Noncash investing and financing activities:
               Purchase of land...............................          $(9,921)             --
                                                                        ========       ========
               Obligations under capital lease................          $  9,921             --
                                                                        ========       ========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                         June 30, 2003 and July 1, 2002

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

    SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended June 30, 2003 and July 1, 2002 represent 13-week reporting periods and the six months ended June 30, 2003 and July 1, 2002 represent 26-week reporting periods. SWRG develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At June 30, 2003, SWRG owned and operated eleven restaurants, including eight Smith & Wollensky restaurants. The newest restaurant, a 400 seat Smith & Wollensky in Dallas, Texas, opened on March 17, 2003. SWRG also manages five restaurants.


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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SWRG accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on the net income
(loss) as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                    Three Months Ended         Six Months Ended
                                                    ------------------         ----------------
                                                   June 30,      July 1,     June 30,      July 1,
                                                     2003         2002         2003         2002
                                                     ----         ----         ----         ----
           Net income (loss), as reported       $         215        (459)         273          251
           Add stock-based employee
              compensation expense included in
              reported net income                          22           12          22           24
           Deduct total stock-based employee
              compensation expense determined
              under fair value based method              (131)         --         (262)          --
                                                -------------  ----------------------- ------------
           Pro forma net income (loss)          $         106        (447)          33          275
                                                          ===        =====         ===          ===


           Per common share - basic and diluted
           Pro forma net income (loss)          $        0.01       (0.05)        0.00         0.03
                                                  ===========   ==========  ==========   ==========

           Weighted average common shares
           outstanding:

           Basic                                    9,354,481    9,354,266   9,354,374    9,354,266
                                                    =========    =========   =========    =========
           Diluted                                  9,806,731    9,354,266   9,667,470    9,428,798
                                                    =========    =========   =========    =========


        In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises, such as SWRG, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, the following conditions exists - As a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG is currently evaluating the impact of the application of this Interpretation and the effect it may have on SWRG's financial statements. SWRG believes it is possible that two of its managed restaurants, which are owned by two separate partnerships, could be considered variable interests that may need to be consolidated. SWRG believes that if such entities were to be consolidated, these entities would gross up the consolidated sales and restaurant operating costs of SWRG, but the impact on net income would be immaterial.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. SWRG does not expect this statement to have a material impact on its financial statements.


(3) Net Income (Loss) per Common Share

        SWRG calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share assumes the exercise of stock options using the treasury stock method, if dilutive. Dilutive net income (loss) per common share for the three- and six- months ended June 30, 2003 and July 1, 2002, respectively, was the same as basic net income
(loss) per common share.


        The following table sets forth the calculation for net income (loss) per common share on a weighted average basis:


                                                                    Three Months Ended              Six Months Ended
                                                                    ------------------              ----------------
                                                                  June 30,       July 1,        June 30,          July 1,
                                                                    2003          2002            2003              2002
                                                                    ----          ----            ----              ----
Numerator:
Net income (loss).............................                     $ 215         $ (459)          $ 273            $ 251
                                                                   =====         =======          =====            =====

                                                       Total        Weighted       Weighted      Weighted     Weighted
                                                       Shares        Average        Average       Average      Average
                                                       ------        Shares         Shares        Shares       Shares
                                                                     ------         ------        ------       ------

          Denominator:

          Beginning common shares                       9,354,266      9,354,266     9,354,266     9,354,266    9,354,266
          Options exercised on June 19, 2003                1,633            215            --           108           --
                                                        ---------      ---------     ---------     ---------    ---------
          Basic                                         9,355,899      9,354,481     9,354,266     9,354,374    9,354,266
                                                        =========




          Dilutive options                                               452,250             -       313,096       74,532
                                                                       ---------     ---------     ---------     --------
          Diluted..............................................        9,806,731     9,354,266     9,667,470    9,428,798
                                                                       =========     =========     =========    =========

          Per common share-basic and diluted:

          Net income (loss)........................                    $    0.02     $  (0.05)     $    0.03    $    0.03
                                                                       =========     =========     =========    =========



        The Company excluded options to purchase approximately 149,000 shares of common stock for the three months ended July 1, 2002 because they are considered anti-dilutive.

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





        There are future minimum royalty payments relating to (ii) and (iii) above which are as follows:


Fiscal year:
------------
2003                                                                 $ -
2004                                                                  800
2005                                                                  800
2006                                                                  800
2007                                                                  800
2008 and each year thereafter.....................................    800


        During the six-month period ended June 30, 2003, SWRG paid $224 in connection with the opening of the Smith & Wollensky unit in Dallas, Texas.

(5) Management Agreements

        Prior to December 2002, SWRG operated Park Avenue Cafe in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a sub-management agreement (the "Doubletree Agreement"). SWRG received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement expires on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership ("HSR"), the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Cafe restaurant in Chicago and discontinued SWRG's requirement to provide other food and beverage department service for the Doubletree. As a result, SWRG is no longer receiving the fees described above. During the three-month period ended March 31, 2003, SWRG reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires SWRG to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support SWRG receives an annual fee of $50. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31.

(6) Long-Term Debt

        Long-term debt consists of the following:

                                                            June 30,   Dec. 30,
                                                              2003       2002
                                                              ----       ----

Term loan(a)............................................       $3,967     $4,000
Term loan(b)............................................        1,805      1,900
Promissory note(c)......................................        1,100      1,650
Other(d)................................................        1,691      1,839
                                                               ------     ------
                                                                8,563      9,389
Less current portion....................................        1,596      1,157
                                                               ------     ------
                                                               $6,967     $8,232
                                                               ======     ======


-----------

a. On August 23, 2002, SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"). Under the agreement, SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC ("Borrower"). SWRG, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of approximately $33 for this portion of the loan over the term of the loan and a balloon payment of approximately $2,033 on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. At June 30, 2003 SWRG was in compliance with the debt service coverage ratio and minimum liquidity financial covenants contained in the loan agreement. SWRG was not required to be in compliance with the senior leverage ratio and interest coverage ratio contained in the loan agreement because SWRG was in compliance with the minimum liquidity covenant. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. SWRG did not draw down the remaining balance because, as an alternative to purchasing the land, SWRG signed a second amendment to its lease agreement as discussed in Note 6. The ability to draw down this balance expired on May 31, 2003.

b. On December 24, 2002, SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, SWRG and Dallas S&W L.P., a wholly owned subsidiary of SWRG, are the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million was used for its new restaurant development program, and $550 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described below. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of $16 for this loan over the term of the loan and a balloon payment of approximately $966 on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The term loan is guaranteed by SWRG. At June 30, 2003 SWRG was in compliance with the financial covenants as described above.

c. On October 9, 2002, SWRG purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of SWRG. This loan bears interest at 8% per annum and requires annual principal payments of $550 with the first installment being prepaid on March 4, 2003, and the subsequent two installments due on October 9, 2004 and October 9, 2005, respectively. The promissory note is secured by a first mortgage relating to the Dallas property.

d. In fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG is obligated to make quarterly and annual payments over a six-year period. These obligations generally bear interest at rates ranging from 9% to 12%. The aggregate balance outstanding at June 30, 2003 and December 30, 2002 was $4 and $110, respectively. In addition, SWRG assumed a mortgage on the property that requires monthly payments, with a final principal payment of $958 in June 2004. The mortgage bears interest at 5.75%. SWRG also assumed a loan payable to a financing institution that requires monthly payments through the year 2014, and bears interest at 7.67%. The aggregate balance of the mortgage and loan payable outstanding at June 30, 2003 and December 30, 2002 was $1,687 and $1,729, respectively.

        Principal payments on long-term debt are as follows:


Fiscal year:
------------
2003...................................................................    $ 343
2004...................................................................    2,121
2005...................................................................    1,189
2006...................................................................      643
2007...................................................................    1,597
Thereafter.............................................................    2,670
                                                                          ------
                                                                          $8,563
                                                                          ======



(7)  Capital Lease Obligation

        On April 29, 2003, SWRG signed a second amendment to its lease agreement (the "Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property for the Las Vegas restaurant. The Agreement, which is being treated as a capital lease, adjusts the annual fixed payment to $400 per year from May 1, 2003 to April 30, 2008 and to $860 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to SWRG effective May 1, 2003. SWRG will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price is approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million by the fifth year. SWRG is required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years SWRG does not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years will be as follows:

                             Fiscal year
                             -----------
                             2003                   $125
                             2004                    269
                             2005                    298
                             2006                    328
                             2007                    360
                             Thereafter              123
                                                     ---
                                                  $1,503
                                                  ======

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

(8) Common Stock

        The 2001 Stock Incentive Plan ("2001 Stock Incentive Plan") provides for the granting of options to purchase shares of our Common Stock and stock awards. Options may be incentive stock options, as defined in Section 422 of the Internal Revenue Code (the "Code"), granted only to our employees (including officers who are also employees) or non-qualified stock options granted to our employees, directors, officers and consultants. Stock awards may be granted to employees of, and other key individuals engaged to provide services to, SWRG and its subsidiaries. The 2001 Stock Incentive Plan was adopted and approved by our directors in March 2001 and our stockholders in April 2001.

         The 2001 Stock Incentive Plan may be administered by our Board of Directors or by our Compensation Committee, either of which may decide who will receive stock option or stock awards, the amount of the awards, and the terms and conditions associated with the awards. These include the price at which stock options may be exercised, the conditions for vesting or accelerated vesting, acceptable methods for paying for shares, the effect of corporate transactions or changes in control, and the events triggering expiration or forfeiture of a participant's rights. The maximum term for stock options may not exceed ten years, provided that no incentive stock options may be granted to any employee who owns ten percent or more of SWRG with a term exceeding five years.

         The maximum number of shares of Common Stock available for issuance under the 2001 Stock Incentive Plan is 583,333 shares, increased by 4% of the total number of issued and outstanding shares of Common Stock (including shares held in treasury) as of the close of business on December 31 of the preceding year on each January 1, beginning with January 1, 2002, during the term of the 2001 Stock Incentive Plan. However, the number of shares available for all grants under the 2001 Stock Incentive Plan is limited to 11% of SWRG's issued and outstanding shares of capital stock on a fully-diluted basis. Accordingly, the maximum number of shares of Common Stock available for issuance in 2003 is 382,800 shares. In addition options may not be granted to any individual with respect to more than 500,000 total shares of Common Stock in any single taxable year (taking into account options that were terminated, repriced, or otherwise adjusted during such taxable year).


        The 2001 Stock Incentive Plan provides that proportionate adjustments shall be made to the number of authorized shares which may be granted under the 2001 Stock Incentive Plan and as to which outstanding options, or portions of outstanding options, then unexercised shall be exercisable as a result of increases or decreases in SWRG's outstanding shares of common stock due to reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, combination of shares, or dividends payable in capital stock, such that the proportionate interest of the option holder shall be maintained as before the occurrence of such event. Upon the sale or conveyance to another entity of all or substantially all of the property and assets of SWRG, including by way of a merger or consolidation or a Change in Control of SWRG, as defined in the 2001 Stock Incentive Plan, our Board of Directors shall have the power and the right to accelerate the exercisability of any options.

        Unless sooner terminated by our Board of Directors, the 2001 Stock Incentive Plan will terminate on April 30, 2011, ten years from the date on which the 2001 Stock Incentive Plan was adopted by our Board of Directors All options granted under the 2001 Stock Incentive Plan shall terminate immediately prior to the dissolution or liquidation of SWRG; provided, that prior to such dissolution or liquidation, the vesting of any option shall automatically accelerate as if such dissolution or liquidation is deemed a Change of Control, as defined in the 2001 Stock Incentive Plan.

        On September 5, 2002 SWRG granted options pursuant to an option exchange program (the "Option Exchange Program") that SWRG initiated in February 2002 in order to allow employees, officers and directors to cancel all or some stock options to purchase its common stock having an exercise price greater than $5.70 per share granted under its 1996 Stock Option Plan, its 1997 Stock Option Plan and its 2001 Stock Incentive Plan in exchange for new options granted under the 2001 Stock Incentive Plan. Under the Option Exchange Program, the new options were issued on September 5, 2002 with an exercise price of $3.88. The exercise price of each option received under the exchange program equaled 100% of the price of SWRG's common stock on the date of grant of the new options, determined in accordance with the terms of the 2001 Stock Incentive Plan. An employee received options under the exchange program with an exercise price of $4.27, or 110% of the fair market value of SWRG's common stock on the date of grant. The new options vest over periods ranging from four months to five years, in accordance with the vesting schedule of the cancelled options. SWRG structured the Option Exchange Program in a manner that did not result in any additional compensation charges or variable award accounting. As of December 30, 2002, options to purchase 726,033 shares of common stock remained outstanding under the 2001 Stock Incentive Plan.

        In June 2003, SWRG granted options to purchase 117,000 shares of common stock under the 2001 Stock Incentive Plan. The exercise price of the options granted were $5.04 per share, the estimated fair market value at the date of grant. Each option granted in June 2003 will vest over a period of five years. As of June 30, 2003, options to purchase 803,533 shares of common stock were outstanding under the 2001 Stock Incentive Plan.


        Activity relating to SWRG's option plans was as follows:

                                                                     Number      Weighted average
                                                                  of shares of    exercise price
                                                                  common stock     per share of
                                                                   covered by      common stock
                                                                     options       ------------
                                                                     -------
Options outstanding at December 31, 2001........................        728,016              $ 7.97
Option exchange program - cancelled.............................      (445,800)                9.39
Option exchange program - issued................................        445,800                3.97
Options granted during the year ended December 30, 2002.........          8,900                3.88
Options forfeited during the year ended December 30, 2002.......       (10,883)                5.47
                                                                       --------                ----

Options outstanding at December 30, 2002........................        726,033                4.56
Options forfeited during the six-months ended June 30, 2003.....       (37,867)                5.66
Options granted during the six-months ended June 30, 2003.......        117,000                5.04
Options exercised during the six-months ended June 30, 2003.....        (1,633)                3.88
                                                                       --------               -----
Options outstanding at June 30, 2003............................        803,533               $4.58
                                                                       ========               =====


        As of June 30, 2002 the weighted average remaining contractual life of options outstanding was seven years. As of June 30, 2003, there were options covering approximately 310,000 shares of common stock exercisable at a range of $3.88 to $5.70 per share.

(9) Legal Matters

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

        As of June 30, 2003, we operated 16 high-end, high volume restaurants in the United States. We believe that the size of each market we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. We expect to open another Smith & Wollensky restaurant in the fourth quarter of 2003 in Houston, Texas. We expect the restaurant in Houston to have approximately 400 seats on two levels. Although we expect to open two new Smith & Wollensky restaurants in 2004 and two to three per year starting in 2005, we plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and national security conditions. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased.

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

        Management fee income relates to fees that we receive from our managed units. These fees are primarily based on a percentage of sales from the managed units, ranging from 2.3% to 6.0%. Management fee income also includes fees from Maloney & Porcelli equal to 50% of the unit's net operating cash flow generated during each fiscal year, provided that the Maloney & Porcelli owner receives a minimum amount of operating cash flow per year ranging from $360,000 to $480,000. Prior to December 2002, we operated Park Avenue Cafe in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a sub-management agreement (the "Doubletree Agreement"). We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement expires on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership ("HSR"), the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Cafe restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree. As a result, we no longer receive the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires us to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support the Company receives an annual fee of $50,000. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31. Management fee income also includes fees from ONEc.p.s. equal to 40% of the restaurant's operating cash flows, as reduced by the repayment of project costs and working capital contributions. After all the project costs and working capital contributions have been repaid, the fee will increase to 50% of the restaurant's operating cash flows.

        General and administrative expenses include all corporate and administrative functions that support existing owned and managed operations and provide infrastructure to facilitate our growth. General and administrative expenses are comprised of management, supervisory and staff salaries and employee benefits, travel costs, information systems, training costs, corporate rent, corporate insurance and professional and consulting fees. Certain pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses. General and administrative expenses also include the depreciation of corporate-level property and equipment and the amortization of corporate intangible assets, such as licensing agreements and management contracts.

        Royalty expense represents fees paid pursuant to the terms of the licensing agreement with St. James Associates, based upon 2.0% of sales, as defined, for restaurants utilizing the Smith & Wollensky name.

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

        On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, income taxes, income tax valuation allowances, self insurance medical reserves and legal proceedings. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

        We believe the following is a summary of our critical accounting policies:

        Revenue recognition: Sales from owned restaurants are recognized as revenue at the point of the delivery of meals and services. Management fee income is recognized as the related management fee is earned pursuant to the respective agreements.

        Allowance for doubtful accounts: Substantially all of our accounts receivable are due from companies or individuals with good historical records of payment. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses.

        Long-lived assets: We review long-lived assets to be held and used or to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future undiscounted net cash flows to be generated by the assets. Recoverability of assets to be held and used is measured by restaurant comparing the carrying amount of the restaurant's assets to undiscounted future net cash flows expected to be generated by such assets. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit, its individual results and actual results at comparable restaurants. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis.

        Goodwill: Goodwill represents the excess of fair value of certain reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of
Long-Lived Assets. We assess the recoverability of goodwill at the end of each year through a fair value valuation performed for each reporting unit that has goodwill. The fair value valuation is calculated using various methods, including an analysis based on projected discounted future operating cash flows of each reporting unit using a discount rate reflecting our average cost of funds. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of goodwill as of June 30, 2003 and December 30, 2002 was $6.9 million, respectively.

        Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment at a minimum, whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the asset to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of our intangible assets as of June 30, 2003 and December 30, 2002 was $4.2 million and $4.1 million, respectively.

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

        On June 30, 2003, we have a valuation allowance of $8.2 million to reduce our net operating loss and tax credit carryforwards of $6.1 million and other timing differences of $2.1 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

        This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

                                         Three Months Ended                     Six Months Ended
                                   June 30, 2003      July 1, 2002       June 30, 2003      July 1, 2002
                                   -------------      ------------       -------------      ------------
                                                          (Dollars in Thousands)

   Owned restaurant sales         $ 23,679 100.0%  $ 18,725   100.0%   $ 46,671   100.0%  $ 38,242   100.0%
   Cost of owned restaurant
    sales:
      Food and beverage costs        7,336   31.0     5,404     28.9     14,381     30.8    10,970     28.7
    Salaries and related
     benefit expenses                6,689   28.2     5,672     30.3     13,054     28.0    11,153     29.2
      Restaurant operating
       expenses                      3,901   16.5     2,816     15.0      7,452     16.0     5,728     15.0
      Occupancy and related
       expenses                      1,123    4.7     1,485      7.9      2,581      5.5     2,851      7.5
    Marketing and
     promotional expenses              928    3.9       829      4.4      1,832      3.9     1,533      4.0
      Depreciation and
       amortization                    942    4.0       815      4.4      1,845      4.0     1,608      4.2
                                    ------   ----    ------     ----    -------     ----   -------     ----
   Total cost of owned
    restaurant sales                20,919   88.3    17,021     90.9     41,145     88.2    33,843     88.5
                                    ------   ----    ------     ----    -------     ----   -------     ----
   Income from owned
    restaurant operations            2,760   11.7     1,704      9.1      5,526     11.8     4,399     11.5
   Management fee income               504    2.1       641      3.4      1,012      2.2     1,262      3.3
                                      ----    ---       ---      ---     ------      ---    ------      ---
   Income from owned and
    managed restaurants              3,264   13.8     2,345     12.5      6,538     14.0     5,661     14.8
  General and administrative
   expenses                          2,346    9.9     2,489     13.3      5,068     10.9     4,793     12.5
  Royalty expense                      369    1.6       255      1.4        717      1.5       525      1.4
                                       ---    ---       ---      ---        ---      ---       ---      ---
   Operating income                    549    2.3     (399)     -2.1        753      1.6       343      0.9

   Interest income (expense),
    net                              (259)   -1.1       (9)      0.0      (355)    -.0.7         9      0.0
                                    ------   ----    ------     ----    -------     ----   -------     ----
   Income (loss) before
    provision for income taxes         290    1.2     (408)     -2.2        398      0.9       352      0.9
   Provision for income taxes           75    0.3        51      0.3        125      0.3       101      0.3
                                        --    ---        --     ----      ----       ---       ---      ---
   Net income (loss)              $    215   0.9%  $  (459)    -2.5%   $    273     0.6%  $    251     0.6%
                                  ========   ====  ========    =====   ========     ====  ========     ====

Three Months Ended June 30, 2003 Compared to the Three Months Ended July 1, 2002

Owned Restaurant Sales. Owned restaurant sales increased $5.0 million, or 26.5%, to $23.7 million for the three months ended June 30, 2003 from $18.7 million for the three months ended July 1, 2002. The increase in owned restaurant sales related primarily to an increase in comparable owned unit sales of $2.1 million, or 11.7%. This included a net increase in sales of $2.5 million from our owned Smith & Wollensky units open for the entire period. The improvement is primarily a result of an increase in tourism, business travel and banquet sales at certain locations as compared to 2002. The comparable owned unit sales net increases were offset by a decrease in sales of $387,000 from our three owned New York units due to the continued economic slowdown and decreased tourism that continues in the New York metropolitan area. The increase also includes $2.8 million in combined sales from our Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and our new unit in Dallas, Texas, which opened in March 2003.


Food and Beverage Costs. Food and beverage costs increased $1.9 million to $7.3 million for the three months ended June 30, 2003 from $5.4 million for the three months ended July 1, 2002. Food and beverage costs as a percentage of owned restaurant sales increased to 31.0% in 2003 from 28.9% in 2002. The increase was primarily due to the continued higher beef costs for prime beef that began in the fourth quarter of 2002 and continued through the second quarter of 2003, as compared to the three months ended July 1, 2002. Increased costs also related to the new Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003. Food and beverage costs related to these new units accounted for $925,000 of the increase for the three-months ended June 30, 2003. The new Smith & Wollensky unit in Dallas, Texas experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Dallas, Texas matures and revenues increase, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related Benefits. Salaries and related benefits increased $1.0 million to $6.7 million for the three months ended June 30, 2003 from $5.7 million for the three months ended July 1, 2002. This increase was primarily due to the new Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003. The increase relating to these new units was $737,000. Salaries and related benefits as a percent of owned restaurant sales decreased to 28.2% for the three months ended June 30, 2003 from 30.3% for the three months ended July 1, 2002. The decrease in salaries and related benefits as a percentage of owned restaurant sales was primarily due to the leveraging effect of sales increases on the fixed portion of restaurant salaries and related benefits and to a lesser extent improved results in the costs of claims for health insurance under our self-insurance policy. This decrease was partially offset by the additional staffing required at the new Smith & Wollensky unit in Dallas, Texas during the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of sales for that unit will decrease due to the lower staffing requirement and higher revenue base.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.1million to $3.9 million for the three months ended June 30, 2003 from $2.8 million for the three months ended July 1, 2002. Restaurant operating expenses as a percentage of owned restaurant sales increased to 16.5% for 2003 from 15.0% in 2002 primarily due to the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. The increase relating to these new units was $565,000. The increase to a lesser extent relates to costs associated with upgrades of operating supplies and increases in property and liability insurance premiums at the units open the entire period.

Occupancy and Related Expenses. Occupancy and related expenses decreased $362,000 to $1.1 million for the three months ended June 30, 2003 from $1.5 million for the three months ended July 1, 2002 primarily due to the reduction in rent of $343,000 for the Smith & Wollensky unit in Las Vegas, Nevada and the treatment of the lease as a capital lease. The lease was amended on April 29, 2003. Occupancy and related expenses as a percentage of owned restaurant sales decreased to 4.7% for the three months ended June 30, 2003 from 7.9% for the three months ended July 1, 2002.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $99,000 to $928,000 for the three months ended June 30, 2003 from $829,000 for the three months ended July 1, 2002. The increase was related primarily to the opening of the Smith & Wollensky unit in Dallas, Texas. Marketing and promotional expenses as a percent of owned restaurant sales decreased to 3.9% for the three months ended June 30, 2003 from 4.4% for the three months ended July 1, 2002.

Depreciation and Amortization. Depreciation and amortization increased $127,000 to $942,000 for the three months ended June 30, 2003 from $815,000 for the three months ended July 1, 2002, primarily due to the property and equipment additions for the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas.

Management Fee Income. Management fee income decreased $137,000 to $504,000 for the three months ended June 30, 2003 from $641,000 for the three months ended July 1, 2002, primarily due to a net decrease in overall sales from managed units, which are located in New York City and to a lesser extent the decrease in the annual management fee we receive from the Chicago HSR Limited Partnership.

General and Administrative Expenses. General and administrative expenses decreased by $143,000 to $2.3 million for the three months ended June 30, 2003 from $2.5 million for the three months ended July 1, 2002. General and administrative expenses as a percent of owned restaurant sales decreased to 9.9% for the three months ended June 30, 2003 from 13.3% for three months ended July 1, 2002. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of owned and managed restaurant sales decreased to 6.7% for the three months ended June 30, 2003 from 8.0% for the three months ended July 1, 2002. The decrease was primarily due to a decrease in travel and related expenditures, as well as decreases in payroll and related benefits, certain professional fees and other miscellaneous expenses.

Royalty Expense. Royalty expense increased $114,000 to $369,000 for the three months ended June 30, 2003 from $255,000 for the three months ended July 1, 2002 primarily due to the increase in sales of $2.5 million from our owned Smith & Wollensky units open for the comparable period together with an increase of $2.8 million in combined sales from our Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and our new unit in Dallas, Texas, which opened in March 2003.

Interest Expense -Net of Interest Income. Interest expense, net of interest income, increased $250,000 to $259,000 for the three months ended June 30, 2003 from $9,000 for the three months ended July 1, 2002, primarily due to the interest expense on debt incurred for general corporate purposes and in connection with the financing of our new Smith & Wollensky unit in Dallas, Texas combined with the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada.

Provision for Income Taxes. The income tax provision for the three months ended June 30, 2003 and July 1, 2002, respectively, represents certain state and local taxes. No federal income tax was provided for the three months ended June 30, 2003 and July 1, 2002, respectively, due to the net operating loss carryforward.

Six Months Ended June 30, 2003 Compared to the Six Months Ended July 1, 2002

Owned Restaurant Sales. Owned restaurant sales increased $8.4 million, or 22.0%, to $46.7 million for the six months ended June 30, 2003 from $38.2 million for the six months ended July 1, 2002. The increase in owned restaurant sales related primarily to an increase in comparable owned unit sales of $4.1 million, or 10.9%. This included a net increase in sales of $4.9 million from our owned Smith & Wollensky units open for the entire period. The improvement is primarily a result of an increase in tourism, business travel and banquet sales at certain locations as compared to 2002. The comparable owned unit sales net increases were offset by a decrease in sales of $761,000 from our three owned New York units due to the continued economic slowdown and decreased tourism that continues in the New York metropolitan area. The increase also includes $4.3 million in combined sales from our Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and our new unit in Dallas, Texas, which opened in March 2003.

Food and Beverage Costs. Food and beverage costs increased $3.4 million to $14.4 million for the six months ended June 30, 2003 from $11.0 million for the six months ended July 1, 2002. Food and beverage costs as a percentage of owned restaurant sales increased to 30.8% in 2003 from 28.7% in 2002. The increase was primarily due to the continued higher beef costs for prime beef and certain shellfish that began in the fourth quarter of 2002 and continued through the first six months of 2003 as compared to the six-months ended July 1, 2002. Increased costs also related to the new Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002 and the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003. Food and beverage costs related to these new units accounted for $1.5 million of the increase for the six-months ended June 30, 2003. The new Smith & Wollensky unit in Dallas, Texas experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the new unit matures and revenues increase, operating efficiency is expected to continue to improve and the food and beverage costs as a percentage of sales for that unit is expected to decrease.

Salaries and Related  Benefits.  Salaries and related  benefits  increased  $1.9 million to $13.1 million for the six months ended June 30, 2003 from $11.2 million for the six months ended July 1, 2002. This increase was primarily due to the new Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003. The increase relating to these new units was $1.4 million. Salaries and related benefits as a percent of owned restaurant sales decreased to 28.0% for the six months ended June 30, 2003 from 29.2% for the six months ended July 1, 2002. The decrease in salaries and related benefits as a percentage of owned restaurant sales was primarily due to the leveraging effect of sales increases on the fixed portion of restaurant salaries and related benefits and to a lesser extent improved results in the costs of claims for health insurance under our self-insurance policy. This decrease was partially offset by the additional staffing required at the new Smith & Wollensky unit in Dallas, Texas during the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of sales for that unit will decrease due to the lower staffing requirement and higher revenue base.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.7 million to $7.4 million for the six months ended June 30, 2003 from $5.7 million for the six months ended July 1, 2002. Restaurant operating expenses as a percentage of owned restaurant sales increased to 16.0% for 2003 from 15.0% in 2002 primarily due to the opening of the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. The increase relating to these new units was $884,000. The remaining increase is related to increases in insurance premiums, charges related to the increased sales volume such as credit card charges, linen costs and costs associated with upgrades of operating supplies at the units open the entire period.

Occupancy and Related Expenses. Occupancy and related expenses decreased $270,000 to $2.6 million for the six months ended June 30, 2003 from $2.9 million for the six months ended July 1, 2002, primarily due to the reduction of rent of $439,000 for the Smith & Wollensky unit in Las Vegas, Nevada and the treatment of the lease as a capital lease. The lease was amended on April 29, 2003. The decrease was offset by the combined increase of $189,000 in occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. Occupancy and related expenses as a percentage of owned restaurant sales decreased to 5.5% for the six months ended June 30, 2003 from 7.5% for the six months ended July 1, 2002.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $299,000 to $1.8 million for the six months ended June 30, 2003 from $1.5 million for the six months ended July 1, 2002. The increase was related primarily to the opening of the new Smith & Wollensky unit in Dallas, Texas that was not open in the comparable six month period ended July 1, 2001 and, to a lesser extent, the additional public relations expenditures at the comparable units. Marketing and promotional expenses as a percent of owned restaurant sales decreased to 3.9% for the six-months ended June 30, 2003 from 4.0% for the six-months ended July 1, 2002.

Depreciation and Amortization. Depreciation and amortization increased $237,000 to $1.8 million for the six months ended June 30, 2003 from $1.6 million for the six months ended July 1, 2002, primarily due to the property and equipment additions for the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas.

Management Fee Income. Management fee income decreased $250,000 to $1.0 million for the six months ended June 30, 2003 from $1.3 million for the six months ended July 1, 2002, primarily due to a net decrease in overall sales from managed units and, to a lesser extent, the decrease in the annual management fee we receive from the Chicago HSR Limited Partnership.

General and Administrative Expenses. General and administrative expenses increased by $275,000 to $5.1 million for the six months ended June 30, 2003 from $4.8 million for the six months ended July 1, 2002. General and administrative expenses as a percent of owned restaurant sales decreased to 10.9% for the six months ended June 30, 2003 and from 12.5% for six months ended July 1, 2002. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of owned and managed restaurant sales decreased to 7.4% for the six months ended June 30, 2003 from 7.6% for the six months ended July 1, 2002. The increase in general and administrative expenses was primarily due to an increase in travel and related expenditures relating to the opening of the Smith & Wollensky unit in Dallas, Texas, as well as increases in directors and officers insurance premiums, professional fees and other miscellaneous expenses.

Royalty Expense. Royalty expense increased $192,000 to $717,000 for the six months ended June 30, 2003 from $525,000 for the six months ended July 1, 2002 primarily due to the increase in sales of $4.9 million from our owned Smith & Wollensky units open for the comparable period and an increase of $4.3 million in combined sales from our Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and our new unit in Dallas, Texas, which opened in March 2003.


Interest Expense -Net of Interest Income. Interest expense, net of interest income, increased $364,000 to $355,000 of interest expense for the six months ended June 30, 2003 from $9,000 of interest income for the six months ended July 1, 2002, primarily due to the interest expense on debt incurred for general corporate purposes and in connection with the financing of our new Smith &
Wollensky unit in Dallas, Texas combined with the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada.

Provision for Income Taxes. The income tax provision for the six months ended June 30, 2003 and July 1, 2002, respectively, represents certain state and local taxes. No federal income tax was provided for the six months ended June 30, 2003 and July 1, 2002, respectively, due to the net operating loss carryforward.

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


Liquidity and Capital Resources

        We have funded our capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes, bank debt and an initial public offering of our common stock. Net cash provided by operating activities amounted to $2.2 million and $1.7 million for the six months ended June 30, 2003 and July 1, 2002, respectively.

        Net cash used in financing activities was $796,000 and $158,000 for the six months ended June 30, 2003 and July 1, 2002, respectively. Funds used in financing activities primarily represents principal payments on our long-term debt for the six months ended June 30, 2003 and July 1, 2002, respectively.

        We used cash primarily to fund the development and construction of new restaurants and remodeling of existing restaurants. Net cash used in investing activities was $2.4 million and $4.2 million for the six months ended June 30, 2003 and six months ended July 1, 2002, respectively. Total capital expenditures were $4.0 million and $2.7 million for the six months ended June 30, 2003 and six months ended July 1, 2002, respectively. On March 17, 2003, we opened the Smith & Wollensky unit in Dallas, Texas.

        The remaining capital expenditures are expected to be approximately $4.9 million in 2003. The increase in the remaining capital expenditures from those previously disclosed relates primarily to an increase in the square footage and seating capacity for the new Smith & Wollensky restaurant that we plan to open in the fourth quarter of 2003 in Houston, Texas. We expect the restaurant to have approximately 400 seats on two levels. Although we plan to open two new Smith & Wollensky restaurants in 2004 and two to three per year starting in 2005, we plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased. The average cost of opening the last three Smith & Wollensky restaurants, net of landlord contributions, has been approximately $2.7 million, excluding the purchase of land and pre-opening costs.

        In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bear interest at rates ranging from 9.0% to 12.0%. The aggregate outstanding balance of such liabilities was approximately $4,000 as of June 30, 2003. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, with a final principal payment of $1.0 million in June 2004. The mortgage bears interest at 5.75% per year. We also assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.7 million on June 30, 2003.

        On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"). Under the agreement we are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. We borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $33,333for this portion of the loan over the term of the loan and a balloon payment of approximately $2.0 million on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. At June 30, 2003 we were in compliance with the debt service coverage ratio and minimum liquidity financial covenants contained in the loan agreement. We were not required to be in compliance with the senior leverage ratio and interest coverage ratio contained in the loan agreement because we were in compliance with the minimum liquidity covenant. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by us to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. We no longer intend to draw down the remaining balance because on April 29, 2003, as an alternative to purchasing the land, we signed a second amendment to lease agreement ("Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the land. The Agreement, which will be accounted for as a capital lease, adjusts the annual fixed payment to $400,000 per year from May 1, 2003 to April 30, 2008 and to $860,000 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to us effective from May 1, 2003. We will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. We are required to make down payments on the purchase of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years we do not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years will be as follows:

                             Fiscal year
                             ------------   (dollar amounts in thousands)
                                            -----------------------------
                             2003                       $125
                             2004                        269
                             2005                        298
                             2006                        328
                             2007                        360
                             Thereafter                  123
                                                       -----
                                                      $1,503
                                                      ======


        If we exercise the option, the Lessor will provide us with financing in the amount of the purchase price applicable at the time of the closing, less any down payments already made, at an interest rate of 8% per annum, payable over ten years.

        The Agreement also provides the Lessor with a put right that would give the Lessor the ability to require us to purchase the property at any time after June 15, 2008 at the then applicable purchase price. We will then have two months to close on the purchase of the property.

        On May 14, 2003, a letter was signed by Morgan Stanley confirming that the treatment of the Agreement as a capital lease does not violate the debt restriction covenant of the secured term loan agreement and that the capital lease and any imputed interest related to the capital lease are excluded from the calculation of the financial covenants.

        On October 9, 2002, we purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., our wholly owned subsidiary. This loan bears interest at 8% per annum and requires annual principal payments of $550,000 with the first installment being prepaid on March 4, 2003, and the subsequent two installments due on October 9, 2004 and October 9, 2005, respectively. The promissory note is secured by a first mortgage relating to the Dallas property.

        On December 24, 2002 we entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement the Company and Dallas S&W L.P., a wholly owned subsidiary are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Of the $1.9 million borrowed by us under the agreement, $1.35 million was used for our new restaurant development program, and $550,000 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $15,833 for this loan over the term of the loan and a balloon payment of approximately $1.0 million on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The aggregate outstanding balance of this term loan was approximately $1.8 million as of June 30, 2003. At June 30, 2003 we were in compliance with the financial covenants contained in the loan agreement as described above.

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

         Below is a summary of certain of our contractual obligations as of June 30, 2003. Please refer to the discussion above and the Notes to Unaudited Consolidated Financial Statements for additional disclosures regarding the obligations described in the table below:


                                                                   PAYMENTS DUE BY PERIOD
                                                                   ----------------------
                                                             Less than                            More than
                                                   Total       1 year     1-3 years   3-5 years    5 years
                                                   -----       ------     ---------   ---------    -------
                                                                   (dollars in thousands)
Minimum royalty payments licensing agreement ..      $4,000           $0      $1,600      $1,600     $800(1)
Minimum distributions management agreement ....      $3,540         $180        $960        $960      $1,440
Minimum payments on employment agreements .....      $4,842         $681      $2,758      $1,403          $0
Principal payments on long-term debt ..........      $8,563         $343      $3,310      $2,240      $2,670
Payments under capital lease...................     $12,037         $325      $1,367      $1,488      $8,857
Minimum annual rental commitments .............     $62,437       $1,853      $7,830      $7,279     $45,475
                                                    -------       ------ --   ------ --   ------     -------
                                                    $95,419       $3,382     $17,825     $14,970     $59,242
                                                    =======       ======     =======     =======     =======



-----------

(1) The license agreement is irrevocable and perpetual unless terminated in accordance with the terms of the agreement. See Notes to the Unaudited Consolidated Financial Statements, Note 4.

Properties

        We lease restaurant and office facilities and real property under operating leases expiring in various years through 2028. As of June 30, 2003, our future minimum lease payments of our headquarters and restaurants are as follows: 2003--$1.9 million; 2004--$3.8 million; 2005--$4.0 million; and
thereafter--$52.8 million. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.



        In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises, such as SWRG, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, the following conditions exists - As a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. The Company is currently evaluating the impact of the application of this Interpretation and the effect it may have on our financial statements. The Company believes it is possible that two of its managed restaurants, which are owned by two separate partnerships, could be considered variable interests that may need to be consolidated. The Company believes that if such entities were to be consolidated, these entities should gross up the consolidated sales and restaurant operating costs of the Company, but the impact on net income would be immaterial.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect this statement to have a material impact on our financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at June 30, 2003.

                             Expected Maturity Date
                                Fiscal Year Ended
                                -----------------
                                                                                             Fair Value
                                                                                              June 30,
Debt                        2003    2004      2005    2006    2007    Thereafter   Total        2003
----                        ----    ----      ----    ----    ----    ----------   -----        ----
                                                    (dollars in thousands)
Long-term variable rate...    $22      $936                                           $958            $958
Average interest rate.....                                                            5.8%
Long-term fixed rate......   $321    $1,185   $1,189   $643   $1,597       $2,670    7,605           8,593
Average interest rate.....                                                            6.7%
                                                                                    ------          ------

Total debt................                                                          $8,563          $9,551
                                                                     -------------  ======          ======



        We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report on Form 10-Q was made under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

        There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.



                           PART II - OTHER INFORMATION

 ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE TO SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 22, 2003. The proposals submitted to the stockholders for a vote are as follows:

1. A proposal to elect Robert D. Villency and Eugene I. Zuriff as Class II directors to serve for a three year term and until their successors are duly elected and qualified ("Proposal 1").

2. A proposal to ratify the selection of KPMG LLP as the independent certified public accountants of The Smith & Wollensky Restaurant Group, Inc. for the fiscal year ending December 29, 2003 ("Proposal 2").

The following sets forth the number of votes for, the number of votes against, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the forgoing proposals.

                                          Votes    Abstentions    Broker
Proposal                      Votes For   Against   (withheld)   Non-Votes
--------                      ---------   -------   ----------   ---------
Proposal 1
   Robert D. Villency          8,440,689       --      118,494          --
   Eugene I. Zuriff            7,516,758       --    1,042,425          --

Proposal 2                     8,530,183   26,200        2,500          --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
        10.69 Modification of Lease Agreement between and among Beekman Tenants Corporation and Atlantic and Pacific Grill

               Associates, LLC.

        10.70 Modification of the Sub-Management Agreement between and among Doubletree Hotel in Chicago and Mrs. Park's Management Company.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1  Risk Factors.

(b) Reports on Form 8-K.

                   Report on Form 8-K dated June 8, 2003 furnishing under Item 9 a copy of the Company's press release dated July 7, 2003, describing selected financial results of the Company for the three months ended June 30, 2003.

                   Report on Form 8-K dated  August 11,  2003  furnishing  under
                   Item 9 a copy of the Company's press release dated August 5, 2003, describing selected financial results of the Company for the three and six months ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

August 14, 2003                     By:   /s/  ALAN N. STILLMAN
                                          ---------------------

                                          Name:   Alan N. Stillman
                                          Title:  Chairman of the Board, Chief
                                                  Executive Officer and Director
                                                  (Principal Executive Officer)


August 14, 2003                     By:   /s/  ALAN M. MANDEL
                                          -------------------

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

Exhibits No.   Description of Documents
------------   ------------------------

        10.69 Modification of Lease Agreement between and among Beekman Tenants Corporation and Atlantic and Pacific Grill Associates, LLC.

        10.70 Modification of the Sub-Management Agreement between and among Doubletree Hotel in Chicago and Mrs. Park's Management Company.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         99.1  Risk Factors.