Form 10-Q
period 2003-09-30
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2003-11-13
CIK 1137047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

     |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2003

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


As of November 13, 2003, the registrant had 9,375,066 shares of Common Stock, $.01 par value per share, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                                                                        PAGE

Item 1. Financial Statements.

   Unaudited Consolidated Balance Sheets as of September 29, 2003 and December 30, 2002                                  4

   Unaudited Consolidated Statements of Operations for the three-and nine-month periods ended
        September 29, 2003 and September 30, 2002                                                                        5

   Unaudited Consolidated Statements of Stockholders' Equity for the nine-month periods ended
        September 29, 2003 and September 30, 2002                                                                        6

  Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended
        September 29, 2003 and September 30, 2002                                                                        7

   Notes to Unaudited Consolidated Financial Statements                                                                  8

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                                                                 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk.                                                     29

Item 4. Controls and Procedures.                                                                                        30

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.                                                                                              30

Item 6. Exhibits and Reports on Form 8-K.                                                                          30 - 31

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
              (dollar amounts in thousands, except per share data)


                                                                                                September 29,          December 30,
                                                                                                    2003                  2002
                                                                                                    ----                  ----

                                                               Assets
Current assets:
   Cash and cash equivalents...................................................................      $  1,826              $  4,158
   Short-term investments......................................................................           750                 3,636
   Accounts receivable, less allowance for doubtful accounts of $55
   at September 29, 2003 and December 30, 2002, respectively...................................         3,913                 2,261
   Merchandise inventory.......................................................................         4,002                 3,578
   Prepaid expenses and other current assets...................................................         1,070                 1,465
                                                                                                     --------              --------


   Total current assets........................................................................        11,561                15,098

Property and equipment, net....................................................................        59,239                46,693
Goodwill, net..................................................................................         6,886                 6,886
Licensing agreement, net.......................................................................         3,375                 3,258
Management contract, net.......................................................................           754                   829
Long-term investments..........................................................................         1,277                 1,684
Other assets...................................................................................         3,552                 3,407
                                                                                                     --------              --------
   Total assets................................................................................      $ 86,644              $ 77,855
                                                                                                     ========              ========


                                                Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt..........................................................       $  1,586               $ 1,157
   Current portion of obligation under capital lease..........................................            659                     _
   Accounts payable and accrued expenses......................................................          9,981                 8,851
                                                                                                     --------              --------
   Total current liabilities..................................................................         12,226                10,008
Obligations under capital lease...............................................................          9,297                     _
Long-term debt, net of current portion........................................................          6,808                 8,232
Deferred rent.................................................................................          5,135                 5,209
                                                                                                     --------              --------
   Total liabilities..........................................................................         33,466                23,449
Stockholders' equity:
   Common stock (par value $.01; authorized 40,000,000 shares; 9,375,066 and 9,354,266 shares
   issued and outstanding at September 29, 2003 and December 30, 2002, respectively)..........             94                    94
   Additional paid-in capital.................................................................         69,935                69,854
   Accumulated deficit........................................................................       (16,848)              (15,491)
   Accumulated other comprehensive loss.......................................................            (3)                  (51)
                                                                                                     --------              --------
                                                                                                       53,178                54,406
                                                                                                     --------              --------


Commitments and contingencies
   Total liabilities and stockholders' equity.................................................       $ 86,644              $ 77,855
                                                                                                     ========              ========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
             (dollar amounts in thousands, except per share amounts)



                                                                 Three Months Ended            Nine Months Ended
                                                          September 29,   September 30,   September 29, September 30,
                                                              2003            2002            2003          2002
                                                              ----            ----            ----          ----

Owned restaurant sales ................................   $    21,073    $    17,213      $    67,744    $    55,455
                                                          -----------    -----------      -----------    -----------
Cost of owned restaurant sales:
   Food and beverage costs ............................         6,639          5,047           21,020         16,015
   Salaries and related benefit expenses ..............         6,523          5,793           19,509         16,946
   Restaurant operating expenses ......................         3,888          3,021           11,340          8,750
   Occupancy and related expenses .....................         1,026          1,527            3,607          4,378
   Marketing and promotional expenses .................           988            777            2,820          2,310
   Depreciation and amortization expenses .............           944            856            2,789          2,464
                                                          -----------    -----------      -----------    -----------
      Total cost of owned restaurant sales ............        20,008         17,021           61,085         50,863
                                                          -----------    -----------      -----------    -----------

Income from owned restaurant operations ...............         1,065            192            6,659          4,592
Management fee income .................................           331            502            1,343          1,764
Charge for investment in managed restaurants ..........            --          (722)               --          (722)
                                                          -----------    -----------      -----------    -----------
Income (loss) from owned and managed restaurants.......         1,396           (28)            8,002          5,634

General and administrative expenses ...................         2,302          2,489            7,438          7,273
Royalty expense .......................................           329            250            1,046            784
                                                          -----------    -----------      -----------    -----------
Operating loss ........................................       (1,235)        (2,767)            (482)        (2,423)

Interest expense ......................................         (362)           (73)            (765)          (149)
Amortization of deferred debt financing costs .........          (13)              _             (39)             _
Interest income .......................................            15             57               89            141
                                                          -----------    -----------      -----------    -----------
Interest expense, net .................................         (360)           (16)            (715)            (8)
                                                          -----------    -----------      -----------    -----------
Loss before provision for income taxes ................       (1,595)        (2,783)          (1,197)        (2,431)
Provision for income taxes ............................            35             56              160            157
                                                          -----------    -----------      -----------    -----------

Net loss ..............................................   $   (1,630)    $   (2,839)     $    (1,357)   $    (2,588)
                                                          ===========    ===========     ============   ============


Net loss per common share basic and diluted: ..........   $    (0.17)    $    (0.30)     $     (0.14)   $     (0.28)
                                                          ===========    ===========     ============   ============

Weighted average common shares outstanding:
Basic and diluted .....................................     9,371,907      9,354,266        9,360,212      9,354,266
                                                            =========      =========        =========      =========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                          (dollar amounts in thousands)
           Nine months ended September 29, 2003 and September 30, 2002



                                                                                                   Accumulated
                                        Common Stock          Additional                              other
                                        ------------           paid-in          Accumulated       comprehensive       Stockholders'
                                   Shares           Amount     capital            deficit          income (loss)         equity
                                 --------           ------     -------            -------          -------------         ------

Balance at December 31, 2001     9,354,266             $94     $69,854            $(13,364)             $    --             $56,584


Net loss                                --              --          --              (2,588)                  --             (2,588)
                                 ---------             ---     -------            ---------             -------             -------




Balance at September 30, 2002    9,354,266             $94     $69,854            $(15,952)             $    --             $53,996
                                 =========             ===     =======            =========             =======             =======





Balance at December 30, 2002     9,354,266             $94     $69,854            $(15,491)               $(51)             $54,406

Stock options exercised             20,800              --          81                                                           81


Unrealized gain on investments                                                                               48                  48



Net loss                                --              --          --              (1,357)                  --             (1,357)
                                 ---------             ---     -------            ---------              ------             -------


Total comprehensive loss                                                                                                    (1,309)
                                                                                                                            =======

Balance at September 29, 2003    9,375,066             $94     $69,935            $(16,848)                $(3)             $53,178
                                 =========             ===     =======            ========                 ===              =======


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)

           Nine months ended September 29, 2003 and September 30, 2002


                                                                                                    September 29,      September 30,
                                                                                                            2003               2002
                                                                                                            ----               ----

Cash flows from operating activities:
Net loss                                                                                              $   (1,357)         $  (2,588)
  Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization.........................................................                   3,086              2,766
   Amortization of deferred debt financing costs......................................                         39                  -
   Charge for investment in managed restaurants.....................................                            -                722
   Accretive interest on capital lease obligation.......................................                       59                  -
   Changes in operating assets and liabilities:
      Accounts receivable................................................................                 (1,652)                 88
      Merchandise inventory..............................................................                   (424)              (551)
      Prepaid expenses and other current assets..........................................                     395                  1
      Other assets.......................................................................                    (96)              (254)
      Accounts payable and accrued expenses..............................................                   1,130                 69
      Deferred rent......................................................................                    (87)                187
                                                                                                       ----------       ------------

               Net cash provided by operating activities.................................                   1,093                440

 Cash flows from investing activities:
 Purchase of property and equipment......................................................                 (5,494)            (3,597)
 Purchase of nondepreciable assets.......................................................                   (134)              (216)
 Purchase of investments.................................................................                 (3,319)            (5,620)
 Proceeds from sale of investments.......................................................                   6,660              2,376
 Payments under licensing agreement......................................................                   (224)              (219)
                                                                                                       ----------       ------------

               Cash flows used in investing activities...................................                 (2,511)            (7,276)

Cash flows from financing activities:
Proceeds from issuance of long-term debt.................................................                       -              4,000
Principal payments of long-term debt.....................................................                   (995)              (195)
Proceeds from options exercised......................................................                          81                  -
                                                                                                       ----------       ------------
               Cash flows provided by (used in) financing activities.....................                   (914)              3,805
                                                                                                       ----------       ------------
Net change in cash and cash equivalents..................................................                 (2,332)            (3,031)
Cash and cash equivalents at beginning of period.........................................                   4,158              4,561
                                                                                                            -----              -----
               Cash and cash equivalents at end of period................................                $  1,826          $   1,530
                                                                                                         ========          =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
               Interest..................................................................                $    611          $     121
                                                                                                         ========          =========
               Income taxes..............................................................                $    126          $     228
                                                                                                         ========          =========

   Noncash investing and financing activities:
               Purchase of land                                                                            $9,898            $     -
                                                                                                           ======            =======
               Obligations under capital lease                                                             $9,956            $     -
                                                                                                           ======            =======


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
     (dollar amounts in thousands, except per share amounts and where noted)
                    September 29, 2003 and September 30, 2002

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

     SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended September 29, 2003 and September 30, 2002 represent 13-week reporting periods and the nine months ended September 29, 2003 and September 30, 2002 represent 39-week reporting periods. SWRG develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At September 29, 2003, SWRG owned and operated eleven restaurants, including eight Smith & Wollensky restaurants. The newest restaurant, a 400 seat Smith & Wollensky in Dallas, Texas, opened on March 17, 2003. SWRG also manages five restaurants.


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

           In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SWRG accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on the net loss as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                                                              Three Months Ended            Nine Months Ended
                                                                              ------------------            -----------------
                                                                         September       September      September        September
                                                                            29,             30,            29,               30,
                                                                           2003            2002           2003              2002
                                                                           ----            ----           ----              ----

               Net loss, as reported                                 $      (1,630)         (2,839)        (1,357)           (2,588)
               Add stock-based employee compensation
                   expense included in reported net income                                       12             22                36
               Deduct total stock-based employee
                   compensation expense determined under
                   fair value based method                                    (218)                          (480)
                                                                       -------------   ----------------------------    -------------
               Pro forma net loss                                    $      (1,848)         (2,827)        (1,815)           (2,552)
                                                                            =======         =======        =======           =======


               Per common share - basic and diluted

               Pro forma net loss                                    $       (0.20)          (0.30)         (0.19)            (0.27)
                                                                           ========        ========       ========            ======


               Weighted average common shares
               outstanding:

               Basic and diluted                                          9,371,907       9,354,266      9,360,212         9,354,266
                                                                          =========       =========      =========         =========




           In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises, such as SWRG, with a variable interest in such entities created before February 1, 2003, the Interpretation is applied to the enterprise at the end of interim or annual periods ending after December 15, 2003. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, the following conditions exists - As a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights;
(2) the obligation to absorb the expected losses of the entity if they occur; or
(3) the right to receive the expected residual returns of the entity if they occur. SWRG is currently evaluating the impact of the application of this Interpretation and the effect it may have on SWRG's financial statements. SWRG believes that at least one of its managed restaurants, which is owned by a separate partnership, could be considered a variable interest entity that may need to be consolidated. SWRG believes that if such entity were to be consolidated, this entity would gross up its consolidated sales by approximately $6.8 million and its restaurant operating costs by approximately $6.3 million for the nine months ended September 29, 2003, but the impact on SWRG's net income would not be material.

           In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. Certain provisions of this statement became effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the provisions that became effective had no material impact on SWRG's financial statements. Through the staff position issued on November 7, 2003, the FASB deferred application of several provisions of SFAS No. 150 for specified mandatorily redeemable noncontrolling interests of all entities and for the classification and measurement provisions for such interests. The staff position also deferred measurement provisions for mandatorily noncontrolling interests that are redeemable prior to liquidation or termination of the subsidiary and that were issued before November 5, 2003. We believe that the implementation of the deferred provisions will not have a material impact on SWRG's financial statements.

(3) Net Loss per Common Share

           SWRG calculates net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share assumes the exercise of stock options using the treasury stock method, if dilutive. Dilutive net loss per common share for the three- and nine- months ended September 29, 2003 and September 30, 2002, respectively, was the same as basic net loss per common share.


           The following table sets forth the calculation for net loss per common share on a weighted average basis:



                                                                       Three Months Ended                 Nine Months Ended
                                                               September 29,     September 30,     September 29,     September 30,
                                                                    2003             2002               2003              2002
                                                                    ----             ----               ----              ----

Numerator:

Net loss                                                         $ (1,630)         $ (2,839)         $ (1,357)         $ (2,588)
                                                                 =========         =========         =========         =========





                                                                            Weighted      Weighted       Weighted         Weighted
                                                                            --------      --------       --------         --------
                                                               Total         Average       Average        Average          Average
                                                               -----         -------       -------        -------          -------
                                                               Shares        Shares        Shares         Shares           Shares
                                                               ------        ------        ------         ------           ------


Denominator:

Beginning common shares                                        9,354,266      9,354,266     9,354,266      9,354,266       9,354,266
Options exercised during the nine months ended
   September 29, 2003                                             20,800         17,641            --          5,946              --
                                                               ---------      ---------     ---------      ---------       ---------
Basic and diluted..................................            9,375,066      9,371,907     9,354,266      9,360,212       9,354,266
                                                               =========      =========     =========      =========       =========


Per common share-basic and diluted:

Net loss                                                       $  (0.17)      $  (0.30)     $  (0.14)      $  (0.28)
                                                               =========      =========     =========      =========



           The Company excluded options to purchase approximately 641,000 and 126,000 shares of common stock for the three-months ended September 29, 2003 and September 30, 2002, respectively, and approximately 419,000 and 91,000 shares of common stock for the nine-months ended September 29, 2003 and September 30, 2002, respectively, because they are considered anti-dilutive.

(4) Licensing Agreements

           On August 16, 1996, SWRG entered into a Licensing Agreement with St. James Associates ("St. James"), the owner of the Smith & Wollensky restaurant in New York. St. James is an entity related through common management and ownership.

           The Licensing Agreement provides SWRG with the exclusive right to utilize the names "Smith & Wollensky" and "Wollensky's Grill" ("Names") throughout the United States and internationally, with the exception of a reserved territory, as defined. Consequently, SWRG may not open additional Smith & Wollensky restaurants or otherwise utilize the Names in the reserved territory. The Licensing Agreement requires SWRG to make additional payments to St. James as follows: (i) $200 for each new restaurant opened (increasing annually commencing in 1999 by the lesser of the annual increase in the Consumer Price Index or a 5% increase of the fee required in the preceding year), (ii) a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, as defined, subject to certain annual minimums, and (iii) a royalty fee of 1% of annual gross sales for any steakhouses opened in the future by SWRG that do not utilize the Names. In addition, should SWRG terminate or default on the license, as defined, it is subject to a fee of $2,000 upon termination or $2,500 to be paid over four years.



           The future minimum royalty payments as of September 29, 2003 relating to (ii) and (iii) above are as follows:


Fiscal year:
------------
2003                                                                      $  -
2004                                                                        800
2005                                                                        800
2006                                                                        800
2007                                                                        800
2008 and each year thereafter.......................................        800


           During the nine-month period ended September 29, 2003, SWRG paid $224 in connection with the opening of the Smith & Wollensky unit in Dallas, Texas.

(5) Management Agreements

           Prior to December 2002, SWRG operated Park Avenue Cafe in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a sub-management agreement (the "Doubletree Agreement"). SWRG received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership ("HSR"), the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Cafe restaurant in Chicago and discontinued SWRG's requirement to provide other food and beverage department service for the Doubletree. As a result, SWRG is no longer receiving the fees described above. During the three-month period ended March 31, 2003, SWRG reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires SWRG to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support SWRG receives an annual fee of $50. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31.

(6) Long-Term Debt

           Long-term debt consists of the following:

                                                    September 29,   December 30,
                                                             2003           2002
                                                             ----           ----

Term loan(a).....................................          $3,867         $4,000
Term loan(b).....................................           1,757          1,900
Promissory note(c)...............................           1,100          1,650
Other(d).........................................           1,670          1,839
                                                           ------         ------
                                                            8,394          9,389
Less current portion.............................           1,586          1,157
                                                         --------       --------
                                                           $6,808         $8,232
                                                           ======         ======


-----------



     a. On August 23, 2002, SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"). Under the agreement, SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC ("Borrower"). SWRG, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of approximately $33 for this portion of the loan over the term of the loan and a balloon payment of approximately $2,033 on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. SWRG did not draw down the remaining balance because, as an alternative to purchasing the land, SWRG signed an amendment to its lease agreement, as discussed in Note 7. As a result of not drawing on the additional $10.0 million previously available to SWRG under the $14.0 million secured term loan agreement, on September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At September 29, 2003 SWRG was in compliance with all the financial covenants contained in this amended loan agreement.

     b. On December 24, 2002, SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, SWRG and Dallas S&W L.P., a wholly owned subsidiary of SWRG, are the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million was used for its new restaurant development program, and $550 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described below. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of $16 for this loan over the term of the loan and a balloon payment of approximately $966 on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At September 29, 2003 SWRG was in compliance with all the financial covenants contained in the amended loan agreement.

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

     d. In fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG is obligated to make quarterly and annual payments over a six-year period. These obligations generally bear interest at rates ranging from 9% to 12%. The aggregate balance outstanding at September 29, 2003 and December 30, 2002 was $5 and $110, respectively. In addition, SWRG assumed a mortgage on the property that requires monthly payments, with a final principal payment of $911 in June 2004. The mortgage bears interest at 5.75%. SWRG also assumed a loan payable to a financing institution that requires monthly payments through the year 2014, and bears interest at 7.67%. The aggregate balance of the mortgage and loan payable outstanding at September 29, 2003 and December 30, 2002 was $1,665 and $1,729, respectively.



(7) Capital Lease Obligation

           On April 29, 2003, SWRG signed a second amendment to its lease agreement (the "Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property for the Las Vegas restaurant. The Agreement, which is being treated as a capital lease, adjusts the annual fixed payment to $400 per year from May 1, 2003 to April 30, 2008 and to $860 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to SWRG effective May 1, 2003. SWRG will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price is approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million by the fifth year. SWRG is required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years SWRG does not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years as of September 29, 2003 will be as follows:

                    Fiscal year
                    -----------
                    2003                          $   63
                    2004                             269
                    2005                             298
                    2006                             328
                    2007                             360
                    Thereafter                       123
                                                     ---
                                                  $1,441
                                                  ======

If SWRG exercises the option, the Lessor is obligated to provide SWRG with financing in the amount of the purchase price applicable at the time of the closing, less the down payment payable by SWRG, at an interest rate of 8% per annum, payable over ten years.

The Agreement also provides the Lessor with a put right that would give the Lessor the ability to require SWRG to purchase the property at any time after June 15, 2008 at the then applicable purchase price. In the event of the exercise of the put option, the Lessor is obligated to provide SWRG with financing in the amount of the purchase price applicable at that time. SWRG will then have two months to close on the purchase of the property.

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

           In June and July 2003, SWRG granted options to purchase 127,000 shares of common stock under the 2001 Stock Incentive Plan. The weighted average exercise price of the options granted was $5.05 per share, the estimated fair market value of the underlying common shares at the date of grant. Each option granted in June and July 2003 will vest over a period of five years. As of September 29, 2003, options to purchase 759,866 shares of common stock were outstanding under the 2001 Stock Incentive Plan.


   Activity relating to SWRG's option plans was as follows:


                                                                                   Number
                                                                                of shares of          Weighted average
                                                                                common stock           exercise price
                                                                                 covered by             per share of
                                                                                   options              common stock
                                                                                   -------              ------------

   Options outstanding at December 31, 2001...............................           728,016                    $ 7.97
   Option exchange program - cancelled....................................         (445,800)                      9.39
   Option exchange program - issued.......................................           445,800                      3.97
   Options granted during the year ended December 30, 2002................             8,900                      3.88
   Options forfeited during the year ended December 30, 2002..............          (10,883)                      5.47
                                                                                    --------                      ----


   Options outstanding at December 30, 2002...............................           726,033                      4.56
   Options forfeited during the nine-months ended September 29, 2003......          (72,367)                      5.47
   Options granted during the nine-months ended September 29, 2003........           127,000                      5.05
   Options exercised during the nine-months ended September 29, 2003......          (20,800)                      3.88
                                                                                  ----------                    ------
   Options outstanding at September 29, 2003..............................           759,866                     $4.56
                                                                                  ==========                    ======


           As of September 29, 2003 the weighted average remaining contractual life of options outstanding was seven years. As of September 29, 2003, there were options covering approximately 328,000 shares of common stock exercisable at a range of $3.88 to $5.70 per share.

(9) Legal Matters

           On or about September 5, 2001, Mondo's of Scottsdale, L.C. filed a suit against SWRG alleging that SWRG had entered into an agreement to purchase all of the leasehold interest in, and certain fixtures and equipment located at, Mondo's restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and has been set to go to jury trial in March 2004. The plaintiff requested damages of approximately $2.0 million. SWRG is vigorously contesting this suit. Management believes, based on advice from local counsel, that SWRG has a significant likelihood of prevailing in the suit and that the risk of loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with this suit. If SWRG were to lose the suit, the financial position, results of operation and cash flows of SWRG may be adversely affected.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

           As of September 29, 2003, we operated 16 high-end, high volume restaurants in the United States. We believe that the size of each market we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. The opening of our next Smith & Wollensky, which will be located in Houston, Texas, is expected to occur in the first quarter of 2004. The opening date was moved back from the fourth quarter of 2003 due to the additional cost and hiring difficulties associated with opening a restaurant during the holiday season. We expect the restaurant in Houston to have approximately 400 seats on two levels. We also expect to open another new Smith & Wollensky in Boston in the third quarter of 2004. We expect the restaurant in Boston to have approximately 400 seats on four levels. Although we expect to open one to two restaurants per year starting in 2005, we plan to move ahead cautiously with our future expansion, as management evaluates and monitors economic and national security conditions and available capital generated internally and from outside sources. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased.

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

           Management fee income relates to fees that we receive from our managed units. These fees are primarily based on a percentage of sales from the managed units, ranging from 2.3% to 6.0%. Management fee income also includes fees from Maloney & Porcelli equal to 50% of the unit's net operating cash flow generated during each fiscal year, provided that the Maloney & Porcelli owner receives a minimum amount of operating cash flow per year ranging from $360,000 to $480,000. Prior to December 2002, we operated Park Avenue Cafe in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a sub-management agreement (the "Doubletree Agreement"). We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership ("HSR"), the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Cafe restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree. As a result, we no longer receive the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires us to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support the Company receives an annual fee of $50,000. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31. Management fee income also includes fees from ONEc.p.s. equal to 40% of the restaurant's operating cash flows, as reduced by the repayment of project costs and working capital contributions. After all the project costs and working capital contributions have been repaid, the fee will increase to 50% of the restaurant's operating cash flows.

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

           Goodwill: Goodwill represents the excess of fair value of certain reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We assess the recoverability of goodwill at the end of each year through a fair value valuation performed for each reporting unit that has goodwill. The fair value valuation is calculated using various methods, including an analysis based on projected discounted future operating cash flows of each reporting unit using a discount rate reflecting our average cost of funds. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of goodwill as of September 29, 2003 and December 30, 2002 was $6.9 million.

           Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment at a minimum, whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the asset to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of our intangible assets as of September 29, 2003 and December 30, 2002 was $4.1 million.

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

           Income taxes and income tax valuation allowances: We estimate certain components of our quarterly provision for income taxes. These estimates include, but are not limited to, effective state and local income tax rates, estimates related to depreciation expense allowable for tax purposes and estimates related to the ultimate realization of net operating losses and tax credit carryforwards and other deferred tax assets. Our estimates are made based on the best available information at the time that we prepare the provision. We usually file our income tax returns several months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed and could be subject to differing interpretations of the tax laws.

           On September 29, 2003, we have a valuation allowance of $8.3 million to reduce our net operating loss and tax credit carryforwards of $5.8 million and other timing differences of $2.5 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

           This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations


                                              Three Months Ended                     Nine Months Ended
                                        September 29,      September, 30       September 29,    September 30,
                                           2003                2002                2003              2002
                                           ----                ----                ----              ----
                                                                   (Dollars in Thousands)

   Owned restaurant sales                $ 21,073  100.0%  $  17,213   100.0%  $  67,744  100.0%  $  55,455   100.0%
   Cost of owned restaurant sales:
      Food and beverage costs               6,639    31.5      5,047     29.3     21,020    31.0     16,015     28.9
      Salaries and related benefit
      expenses                              6,523    31.0      5,793     33.7     19,509    28.8     16,946     30.5
      Restaurant operating expenses         3,888    18.4      3,021     17.5     11,340    16.8      8,750     15.8
      Occupancy and related expenses        1,026     4.9      1,527      8.9      3,607     5.3      4,378      7.9
      Marketing and promotional
      expenses                                988     4.7        777      4.5      2,820     4.2      2,310      4.2
      Depreciation and amortization           944     4.5        856      5.0      2,789     4.1      2,464      4.4
                                              ---     ---        ---      ---      -----     ---      -----      ---
   Total cost of owned restaurant sales    20,008    95.0     17,021     98.9     61,085    90.2     50,863     91.7
                                           ------    ----     ------     ----     ------    ----     ------     ----
   Income from owned restaurant
       operations                           1,065     5.0        192      1.1      6,659     9.8      4,592      8.3
   Management fee income                      331     1.6        502      2.9      1,343     2.0      1,764      3.2
   Charge for investment in managed
   restaurants                                 --      --      (722)     (4.2)        --      --      (722)    (1.3)
                                            -----     ---      -----     -----     -----     ---      -----    -----
   Income (loss) from owned and
   managed  restaurants                     1,396     6.6       (28)    (0.2)      8,002    11.8      5,634     10.1
   General and administrative expenses      2,302    10.9      2,489     14.5      7,438    11.0      7,273     13.1
   Royalty expense                            329     1.6        250      1.5      1,046     1.5        784      1.4
                                              ---     ---        ---      ---      -----     ---        ---      ---

   Operating loss                         (1,235)   (5.9)    (2,767)   (16.1)      (482)   (0.7)    (2,423)    (4.4)

   Interest income (expense), net           (360)   (1.7)       (16)    (0.1)      (715)   (1.1)        (8)      0.0
                                            -----   -----       ----    -----      -----   -----        ---      ---

   Loss before provision for income
   taxes                                  (1,595)   (7.6)    (2,783)   (16.2)    (1,197)   (1.8)    (2,431)   (4.4)
   Provision for income taxes                  35     0.1         56      0.3        160     0.2        157     0.3
                                               --     ---         --      ---        ---     ---        ---     ---


   Net loss                              $(1,630)  (7.7)%  $ (2,839)  (16.5)%  $ (1,357)  (2.0)%    (2,588)  (4.7)%
                                         ========  ======  =========  =======  =========  ======  =========  ======



Three Months Ended September 29, 2003 Compared to the Three Months Ended September 30, 2002

Owned Restaurant Sales. Owned restaurant sales increased $3.9 million, or 22.4%, to $21.1 million for the three months ended September 29, 2003 from $17.2 million for the three months ended September 30, 2002. The increase in owned restaurant sales related primarily to an increase in comparable owned unit sales of $2.6 million, or 17.0%. This reflected an increase in sales of $2.6 million from our owned Smith & Wollensky units open for the entire period and a modest net increase in sales of $10,000 from our three owned New York units. The improvement is primarily a result of an increase in tourism, business travel and banquet sales at our units outside of New York and a slight return of tourism and, what we believe to be, the beginnings of a general economic recovery in the New York metropolitan area as compared to 2002. The increase in owned restaurant sales also includes a combined sales increase of $1.3 million from our Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and our new unit in Dallas, Texas, which opened in March 2003.

Food and Beverage Costs. Food and beverage costs increased $1.6 million to $6.6 million for the three months ended September 29, 2003 from $5.0 million for the three months ended September 30, 2002. Food and beverage costs as a percentage of owned restaurant sales increased to 31.5% in 2003 from 29.3% in 2002. The increase was primarily due to the continued higher costs for prime beef that began in the fourth quarter of 2002 and has continued through the third quarter of 2003, as compared to the three months ended September 30, 2002. We have continued to see no relief in the cost for prime beef during the first half of the fourth quarter. Increased costs also related to the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003. Food and beverage costs related to this new unit accounted for $429,000 of the increase for the three-months ended September 29, 2003. The new Smith & Wollensky unit in Dallas, Texas experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Dallas, Texas matures and revenues increase, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related Benefits. Salaries and related benefits increased $730,000 to $6.5 million for the three months ended September 29, 2003 from $5.8 million for the three months ended September 30, 2002. This increase was primarily due to the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003. The increase relating to the new unit was $398,000. Salaries and related benefits as a percent of owned restaurant sales decreased to 31.0% for the three months ended September 29, 2003 from 33.7% for the three months ended September 30, 2002. The decrease in salaries and related benefits as a percentage of owned restaurant sales was primarily due to the leveraging effect of sales increases on the fixed portion of restaurant salaries and related benefits and to a lesser extent improved results in the costs of claims for health insurance under our self-insurance policy. This decrease was partially offset by the additional staffing required at the new Smith & Wollensky unit in Dallas, Texas during the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of sales for that unit will decrease due to the lower staffing requirement and higher revenue base.

Restaurant Operating Expenses. Restaurant operating expenses increased $867,000 to $3.9 million for the three months ended September 29, 2003 from $3.0 million for the three months ended September 30, 2002. The increase includes $237,000 that was due to the opening of the new Smith & Wollensky unit in Dallas, Texas. The remaining increase is related to certain costs associated with upgrades of operating supplies, ongoing repairs and maintenance, certain costs that are directly related to the increased sales volume such as credit card charges, linen costs and increases in property and liability insurance premiums at the units open the entire period. Restaurant operating expenses as a percentage of owned restaurant sales increased to 18.4% for 2003 from 17.5% in 2002.

Occupancy and Related Expenses. Occupancy and related expenses decreased $501,000 to $1.0 million for the three months ended September 29, 2003 from $1.5 million for the three months ended September 30, 2002 primarily due to the reduction in rent of $515,000 for the Smith & Wollensky unit in Las Vegas, Nevada and the treatment of the lease as a capital lease. The lease was amended on April 29, 2003. The decrease in occupancy and related expenses was offset by increases in percentage of sales rent at applicable units. Occupancy and related expenses as a percentage of owned restaurant sales decreased to 4.9% for the three months ended September 29, 2003 from 8.9% for the three months ended September 30, 2002.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $211,000 to $988,000 for the three months ended September 29, 2003 from $777,000 for the three months ended September 30, 2002. The increase was related primarily to the opening of the Smith & Wollensky unit in Dallas, Texas. The increase to a lesser extent can be attributed to an increase in promotional events at the units open the entire period. Marketing and promotional expenses as a percent of owned restaurant sales increased to 4.7% for the three months ended September 29, 2003 from 4.5% for the three months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization increased $88,000 to $944,000 for the three months ended September 29, 2003 from $856,000 for the three months ended September 30, 2002, primarily due to the property and equipment additions for the new Smith & Wollensky unit in Dallas, Texas.

Management Fee Income. Management fee income decreased $171,000 to $331,000 for the three months ended September 29, 2003 from $502,000 for the three months ended September 30, 2002, primarily due to a decrease in fees received from two of our managed units whose fees relate directly to the amount of operating cash flow being generated by these units.

Charge for Investment in Managed Restaurants. The charge for investment in managed restaurants of $722,000 in 2002 represented the costs associated with an unsettled contractual dispute relating to ONEc.p.s and management's belief that our initial investment in this managed property was impaired.

General and Administrative Expenses. General and administrative expenses decreased by $187,000 to $2.3 million for the three months ended September 29, 2003 from $2.5 million for the three months ended September 30, 2002. General and administrative expenses as a percent of owned restaurant sales decreased to 10.9% for the three months ended September 29, 2003 from 14.5% for three months ended September 30, 2002. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units.
General and administrative expenses as a percentage of owned and managed restaurant sales decreased to 7.2% for the three months ended September 29, 2003 from 8.7% for the three months ended September 30, 2002. The decrease was primarily due to a decrease in travel and related expenditures, certain professional fees and other miscellaneous expenses, partially offset by an increase in salaries and related benefits.

Royalty Expense. Royalty expense increased $79,000 to $329,000 for the three months ended September 29, 2003 from $250,000 for the three months ended September 30, 2002 primarily due to the increase in sales of $2.6 million from our owned Smith & Wollensky units open for the comparable period together with a combined increase in sales of $1.3 million from our Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and our new unit in Dallas, Texas, which opened in March 2003.

Interest Expense -Net of Interest Income. Interest expense, net of interest income, increased $344,000 to $360,000 for the three months ended September 29, 2003 from $16,000 for the three months ended September 30, 2002, primarily due to the interest expense on debt incurred for general corporate purposes and in connection with the financing of our new Smith & Wollensky unit in Dallas, Texas combined with the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada.

Provision for Income Taxes. The income tax provision for the three months ended September 29, 2003 and September 30, 2002, respectively, represents certain state and local taxes. No federal income tax was provided for the three months ended September 29, 2003 and September 30, 2002, respectively, due to the net operating loss carryforward.

Nine Months Ended September 29, 2003 Compared to the Nine Months Ended September 30, 2002

Owned Restaurant Sales. Owned restaurant sales increased $12.3 million, or 22.2%, to $67.7 million for the nine months ended September 29, 2003 from $55.5 million for the nine months ended September 30, 2002. The increase in owned restaurant sales related primarily to an increase in comparable owned unit sales of $6.8 million, or 12.7%. This included an increase in sales of $7.5 million from our owned Smith & Wollensky units open for the entire period. The improvement is primarily a result of an increase in tourism, business travel and banquet sales at our units outside of New York as compared to 2002. The comparable owned unit sales net increases were offset by a decrease in sales of $751,000 from our three owned New York units due to the economic slowdown and decreased tourism that continued through the six month period ended June 30, 2003 in the New York metropolitan area. The increase in owned restaurant sales also includes a combined sales increase of $5.5 million from our Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and our new unit in Dallas, Texas, which opened in March 2003.

Food and Beverage Costs. Food and beverage costs increased $5.0 million to $21.0 million for the nine months ended September 29, 2003 from $16.0 million for the nine months ended September 30, 2002. Food and beverage costs as a percentage of owned restaurant sales increased to 31.0% in 2003 from 28.9% in 2002. The increase was primarily due to the continued higher costs for prime beef that began in the fourth quarter of 2002, and continued through the first nine months of 2003 as compared to the nine months ended September 30, 2002. We have continued to see no relief in the cost for prime beef during the first half of the fourth quarter. Increased costs also related to the new Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002 and the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003. Food and beverage costs related to these new units accounted for $1.9 million of the increase for the nine-months ended September 29, 2003. The new Smith & Wollensky unit in Dallas, Texas experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the new unit matures and revenues increase, operating efficiency is expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related Benefits. Salaries and related benefits increased $2.6 million to $19.5 million for the nine months ended September 29, 2003 from $16.9 million for the nine months ended September 30, 2002. This increase was primarily due to the new Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003. The increase relating to these new units was $1.7 million. Salaries and related benefits as a percent of owned restaurant sales decreased to 28.8% for the nine months ended September 29, 2003 from 30.5% for the nine months ended September 30, 2002. The decrease in salaries and related benefits as a percentage of owned restaurant sales was primarily due to the leveraging effect of sales increases on the fixed portion of restaurant salaries and related benefits and to a lesser extent improved results in the costs of claims for health insurance under our self-insurance policy. This decrease was partially offset by the additional staffing required at the new Smith & Wollensky unit in Dallas, Texas during and after the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of sales for that unit will decrease due to the lower staffing requirement and higher revenue base.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.5 million to $11.3 million for the nine months ended September 29, 2003 from $8.8 million for the nine months ended September 30, 2002. The increase includes $1.1 million that was due to the opening of the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. The remaining increase is related to increases in insurance premiums, costs associated with upgrades of operating supplies, required general repairs and maintenance and charges related to the increased sales volume such as credit card charges and linen costs at the units open the entire period. Restaurant operating expenses as a percentage of owned restaurant sales increased to 16.8% for 2003 from 15.8% in 2002.

Occupancy and Related Expenses. Occupancy and related expenses decreased $771,000 to $3.6 million for the nine months ended September 29, 2003 from $4.4 million for the nine months ended September 30, 2002, primarily due to the reduction in rent of $1.0 million for the Smith & Wollensky unit in Las Vegas, Nevada and the treatment of the lease as a capital lease. The lease was amended on April 29, 2003. The decrease was offset by the combined increase of $235,000 in occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. Occupancy and related expenses as a percentage of owned restaurant sales decreased to 5.3% for the nine months ended September 29, 2003 from 7.9% for the nine months ended September 30, 2002.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $510,000 to $2.8 million for the nine months ended September 29, 2003 from $2.3 million for the nine months ended September 30, 2002. The increase was related primarily to the opening of the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. Marketing and promotional expenses as a percent of owned restaurant sales remained constant at 4.2% for the nine-months ended September 29, 2003 and September 30, 2002, respectively.

Depreciation and Amortization. Depreciation and amortization increased $326,000 to $2.8 million for the nine months ended September 29, 2003 from $2.5 million for the nine months ended September 30, 2002, primarily due to the property and equipment additions for the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas.

Management Fee Income. Management fee income decreased $421,000 to $1.3 million for the nine months ended September 29, 2003 from $1.8 million for the nine months ended September 30, 2002, primarily due to a decrease in fees received from two of our managed units whose fees relate directly to the amount of operating cash flow being generated by these units.

Charge for Investment in Managed Restaurants. The charge for investment in managed restaurants of $722,000 in 2002 represented the costs associated with an unsettled contractual dispute relating to ONEc.p.s and management's belief that our initial investment in this managed property was impaired.

General and Administrative Expenses. General and administrative expenses increased by $165,000 to $7.4 million for the nine months ended September 29, 2003 from $7.3 million for the nine months ended September 30, 2002. General and administrative expenses as a percent of owned restaurant sales decreased to 11.0% for the nine months ended September 29, 2003 and from 13.1% for nine months ended September 30, 2002. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of owned and managed restaurant sales decreased to 7.5% for the nine months ended September 29, 2003 from 8.1% for the nine months ended September 30, 2002. The increase in general and administrative expenses was primarily due to an increase in directors and officers insurance premiums, salaries and related benefits and other miscellaneous expenses offset by a decrease in public relations.

Royalty Expense. Royalty expense increased $262,000 to $1.0 million for the nine months ended September 29, 2003 from $784,000 for the nine months ended September 30, 2002 primarily due to the increase in sales of $7.5 million from our owned Smith & Wollensky units open for the comparable period and an increase of $5.5 million in combined sales from our Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and our new unit in Dallas, Texas, which opened in March 2003.

Interest Expense-Net of Interest Income. Interest expense, net of interest income, increased $707,000 to $715,000 of interest expense for the nine months ended September 29, 2003 from $8,000 of interest expense for the nine months ended September 30, 2002, primarily due to the interest expense on debt incurred for general corporate purposes and in connection with the financing of our new Smith & Wollensky unit in Dallas, Texas combined with the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada.

Provision for Income Taxes. The income tax provision for the nine months ended September 29, 2003 and September 30, 2002, respectively, represents certain state and local taxes. No federal income tax was provided for the nine months ended September 29, 2003 and September 30, 2002, respectively, due to the net operating loss carryforward.

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


Liquidity and Capital Resources

           We have funded our capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes, bank debt and an initial public offering of our common stock. Net cash provided by operating activities amounted to $1.1 million and $440,000 for the nine months ended September 29, 2003 and September 30, 2002, respectively.

           Net cash used in financing activities was $914,000 and net cash provided by financing activities was $3.8 million for the nine months ended September 29, 2003 and September 30, 2002, respectively. Funds used in financing activities primarily represents principal payments on our long-term debt for the nine months ended September 29, 2003 and funds provided by financing activities primarily represent funds from the issuance of long term debt during the nine months ended September 30, 2002.

           We used cash primarily to fund the development and construction of new restaurants and remodeling of existing restaurants. Net cash used in investing activities was $2.5 million and $7.3 million for the nine months ended September 29, 2003 and September 30, 2002, respectively. Total capital expenditures were $5.6 million and $3.8 million for the nine months ended September 29, 2003 and September 30, 2002, respectively. On March 17, 2003, we opened the Smith & Wollensky unit in Dallas, Texas.

           The remaining capital expenditures in 2003 are expected to be approximately $3.4 million. The increase in the remaining capital expenditures from those previously disclosed related primarily to an increase in the square footage and seating capacity for the new Smith & Wollensky restaurant that we plan to open in the first quarter of 2004 in Houston, Texas. The opening date was moved back from the fourth quarter of 2003 due to the additional cost and hiring difficulties associated with opening a restaurant during the holiday season. We expect the restaurant in Houston to have approximately 400 seats on two levels. We also expect to open another new Smith & Wollensky in Boston in the third quarter of 2004. We expect the restaurant in Boston to have approximately 400 seats on four levels. Although we expect to open one to two restaurants per year starting in 2005, we plan to move ahead cautiously with our future expansion, as management evaluates and monitors economic and security conditions and available capital generated internally and from outside sources. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased. The average cost of opening the last three Smith & Wollensky restaurants, net of landlord contributions, has been approximately $2.7 million, excluding the purchase of land and pre-opening costs.

           In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bear interest at rates ranging from 9.0% to 12.0%. The aggregate outstanding balance of such liabilities was approximately $4,000 as of September 29, 2003. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, with a final principal payment of $911,000 in June 2004. The mortgage bears interest at 5.75% per year. We also assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.7 million on September 29, 2003.

           On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"). Under the agreement we are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. We borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $33,333 for this portion of the loan over the term of the loan and a balloon payment of approximately $2.0 million on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by us to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. We did not draw down the remaining balance because, as an alternative to purchasing the land, we signed an amendment to our lease agreement. As a result of not drawing on the additional $10.0 million previously available to us under the $14.0 million secured term loan agreement, on September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At September 29, 2003 we were in compliance with all the financial covenants contained in this amended loan agreement.

           We no longer intend to draw down the remaining balance because on April 29, 2003, as an alternative to purchasing the land, we signed a second amendment to lease agreement ("Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the land. The Agreement, which will be accounted for as a capital lease, adjusts the annual fixed payment to $400,000 per year from May 1, 2003 to April 30, 2008 and to $860,000 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to us effective from May 1, 2003. We will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. We are required to make down payments on the purchase of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years we do not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years as of September 29, 2003 will be as follows:

                      Fiscal year
                      -----------
                                     (dollar amounts in thousands)
                                     -----------------------------
                      2003                          $  63
                      2004                            269
                      2005                            298
                      2006                            328
                      2007                            360
                      Thereafter                      123
                                                    -----
                                                   $1,441
                                                   ======

           If we exercise the option, the Lessor is obligated to provide us with financing in the amount of the purchase price applicable at the time of the closing, less any down payments already made, at an interest rate of 8% per annum, payable over ten years.

           The Agreement also provides the Lessor with a put right that would give the Lessor the ability to require us to purchase the property at any time after June 15, 2008 at the then applicable purchase price. In the event of the exercise of the put option, the Lessor is obligated to provide us with financing in the amount of the purchase price applicable at that time. We will then have two months to close on the purchase of the property.

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

           On December 24, 2002 we entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement the Company and Dallas S&W L.P., a wholly owned subsidiary are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Of the $1.9 million borrowed by us under the agreement, $1.35 million was used for our new restaurant development program, and $550,000 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $15,833 for this loan over the term of the loan and a balloon payment of approximately $1.0 million on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The aggregate outstanding balance of this term loan was approximately $1.8 million as of September 29, 2003. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At September 29, 2003 we were in compliance with the financial covenants contained in the amended loan agreement.

           We are currently finalizing an agreement in respect of a $2.0 million two year secured revolving credit facility with Morgan Stanley. Under the agreement we would be the guarantor of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Through S&W Las Vegas, LLC, we would have the ability to borrow up to $2.0 million under the agreement for general corporate purposes. We anticipate that this facility will be finalized during the fourth quarter of 2003. We cannot assure you that we will obtain this facility. Any failure to obtain this facility could have an adverse effect on our expansion plans in 2004.


           We believe that our cash and short-term investments on hand, anticipated secured revolving credit facility, cash expected from operations and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and other operating activities, including funding working capital, throughout the remainder of 2003 and through 2004. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. We may require additional capital to fund our expansion plans after fiscal 2003 or to satisfy working capital needs in the event that the general economic conditions worsen. As a result we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us. Failure to obtain financing as needed could have a material adverse effect on our expansion plans.

            Below is a summary of certain of our contractual obligations as of September 29, 2003. Please refer to the discussion above and the Notes to Unaudited Consolidated Financial Statements for additional disclosures regarding the obligations described in the table below:


                                                                                    PAYMENTS DUE BY PERIOD
                                                                                    ----------------------
                                                                     Less than                                           More than
                                                         Total        1 year          1-3 years         3-5 years         5 years
                                                         -----        ------          ---------         ---------         -------
                                                                                 (dollars in thousands)

Minimum royalty payments licensing agreement ....         $4,000            $0            $1,600           $1,600           $800(1)
Minimum distributions management agreement ......         $3,450           $90              $960             $960            $1,440
Minimum payments on employment agreements .......         $4,502          $341            $2,758           $1,403                $0
Principal payments on long-term debt ............         $8,394          $174            $3,310           $2,240            $2,670
Payments under capital lease.....................        $11,874          $162            $1,367           $1,488            $8,857
Minimum annual rental commitments ...............        $61,563          $979            $7,830           $7,279           $45,475
                                                         -------          ----            ------           ------           -------
                                                         $93,783        $1,746           $17,825          $14,970           $59,242
                                                         =======        ======           =======          =======           =======



-----------


(1) The license agreement is irrevocable and perpetual unless terminated in accordance with the terms of the agreement. See Notes to the Unaudited Consolidated Financial Statements, Note 4.

Properties

           We lease restaurant and office facilities and real property under operating leases expiring in various years through 2028. As of September 29, 2003, our future minimum lease payments of our headquarters and restaurants are as follows: 2003--$1.0 million; 2004--$3.8 million; 2005--$4.0 million; and
thereafter--$52.8 million. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants.

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

           In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in such entities obtained after January 31, 2003. For enterprises, such as SWRG, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise at the end of interim or annual periods ending after December 15, 2003. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, the following conditions exists - As a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights;
(2) the obligation to absorb the expected losses of the entity if they occur; or
(3) the right to receive the expected residual returns of the entity if they occur. The Company is currently evaluating the impact of the application of this Interpretation and the effect it may have on our financial statements. The Company believes that at least one of its managed restaurants, which is owned by a separate partnership, could be considered a variable interest entity that may need to be consolidated. We believe that if such entity were to be consolidated, this entity would gross up our consolidated sales by approximately $6.8 million and our restaurant operating costs by approximately $6.3 million for the nine months ended September 29,2003, but the impact on the Company's net income would not be material.

           In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. Certain provisions of this statement became effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the provisions that became effective had no material impact on the Company's financial statements. Through the staff position issued on November 7, 2003, the FASB deferred application of several provisions of SFAS No. 150 for specified mandatorily redeemable noncontrolling interests of all entities and for the classification and measurement provisions for such interests. The staff position also deferred measurement provisions for mandatorily noncontrolling interests that are redeemable prior to liquidation or termination of the subsidiary and that were issued before November 5, 2003. We believe that the implementation of the deferred provisions will not have a material impact on the Company's financial statements.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at September 29, 2003.


                             Expected Maturity Date
                             ----------------------
                                Fiscal Year Ended
                                -----------------


                                                                                                                      Fair Value
                                                                                                                     September 29,
Debt                              2003     2004       2005       2006       2007       Thereafter         Total          2003
----                              ----     ----       ----       ----       ----       ----------         -----          ----
                                                                     (dollars in thousands)

Long-term variable rate......      $11        $936                                                          $947               $947
Average interest rate........                                                                               5.8%
Long-term fixed rate.........     $163      $1,185    $1,189     $643       $1,597           $2,670        7,447              8,414
Average interest rate........                                                                               6.7%
                                                                                                         -------              ------

Total debt                                                                                                $8,394             $9,361
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


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

                  On or about September 5, 2001, Mondo's of Scottsdale, L.C. filed a suit against SWRG alleging that SWRG had entered into an agreement to purchase all of the leasehold interest in, and certain fixtures and equipment located at, Mondo's restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and has been set to go to jury trial in March 2004. The plaintiff requested damages of approximately $2.0 million. SWRG is vigorously contesting this suit. Management believes, based on advice from local counsel, that SWRG has a significant likelihood of prevailing in the suit and that the risk of loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with this suit. If SWRG were to lose the suit, the financial position, results of operation and cash flows of SWRG may be adversely affected.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

        10.71 Amendment No. 3 to Lease Dated April 6, 2000 by and between Saunstar Operating Co., LLC and S&W of Boston, LLC.

        10.72 Amendment to Term Loan Agreement by and between S&W of Las Vegas, L.L.C. as "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of October 25, 2002.

        10.73 Second Amendment to Term Loan Agreement by and between S&W of Las Vegas, L.L.C. as "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of December 24, 2002.

        10.74 Amendment to Term Loan Agreements by and between S&W of Las Vegas, L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of August 20, 2003.

        10.75 Amendment to Term Loan Agreements by and between S&W of Las Vegas, L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of September 28, 2003.


        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.

                  Report on Form 8-K dated October 6, 2003 furnishing under Items 7and 12 a copy of the Company's press release dated October 2, 2003, describing selected financial results of the Company for the quarter ended September 29, 2003.

                  Report on Form 8-K dated November 10 , 2003 furnishing under Items 7 and 12 a copy of the Company's press release dated November 6, 2003, describing selected financial results of the Company for the three and nine months ended September 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

November 13, 2003          By:     /s/  ALAN N. STILLMAN
                                   ---------------------

                                   Name:    Alan N. Stillman
                                   Title:   Chairman of the Board, Chief Executive Officer and Director
                                            (Principal Executive Officer)


November 13, 2003          By:     /s/  ALAN M. MANDEL
                                   -------------------

                                   Name:    Alan M. Mandel
                                   Title:   Chief Financial Officer, Executive Vice President of Finance,
                                            Secretary and Treasurer
                                            (Principal Financial and Accounting Officer)

Exhibits No.      Description of Documents
------------      ------------------------


        10.71 Amendment No. 3 to Lease Dated April 6, 2000 by and between Saunstar Operating Co., LLC and S&W of Boston, LLC.

        10.72 Amendment to Term Loan Agreement by and between S&W of Las Vegas, L.L.C. as "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of October 25, 2002.

        10.73 Second Amendment to Term Loan Agreement by and between S&W of Las Vegas, L.L.C. as "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of December 24, 2002.

        10.74 Amendment to Term Loan Agreements by and between S&W of Las Vegas, L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of August 20, 2003.

        10.75 Amendment to Term Loan Agreements by and between S&W of Las Vegas, L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of September 28, 2003.

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.