Form 10-K
period 2003-12-29
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2004-03-26
CIK 1137047

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2003
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

        As of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $34,095,581.

        As of March 26, 2004, the registrant had 9,376,249 shares of Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2004 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

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

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "hopes," "will continue" or similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, changes in consumer preferences, the level of competition from existing or new competitors in the high-end segment of the restaurant industry and our success in implementing our growth strategy.

        We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in Exhibit 99.1 of this Annual Report on Form 10-K.

        From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Annual Report on Form 10-K, our reports on Forms 10-Q and 8-K, our Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Annual Report on Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report on Form 10-K or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

        We are a developer, owner and operator of high-end, high-volume restaurants in the United States. Our core concept is Smith & Wollensky, a classic American restaurant. Management believes Smith & Wollensky is a recognized brand name in the upscale segment of the restaurant industry. At December 29, 2003, we operated 16 restaurants, eleven of which were owned and five of which were managed. We own eight of the nine Smith & Wollensky restaurants we operate. We believe that each of our restaurants offers distinctive high quality food, creative menus, an extensive wine selection and exceptional customer service accompanied by attractive design and decor. We believe that the Smith & Wollensky restaurant concept has broad national appeal and that, as a result, we have considerable opportunities to expand our business.

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

        For the year ended December 29, 2003, the average sales for our seven owned Smith & Wollensky restaurants open for the entire period were $9.7 million per restaurant. Sales for the year ended December 29, 2003 for the managed Smith & Wollensky restaurant in New York were $23.8 million, for which we received $547,000 as a management fee. For the year ended December 29, 2003, average sales for all of our ten owned restaurants open for the full period were $8.9 million per restaurant.

Operating Strategy

        We believe that the key to our future success is our Smith & Wollensky restaurant concept that is focused on the high-end segment of the restaurant industry. To achieve our goal, the Company is pursuing the following operating strategies:

  Improve Operating Cash Flow for Future Expansion

        We intend to focus on increasing our cash position by improving our operating cash flows, while limiting the capital invested in new Smith & Wollensky restaurants beyond the Boston restaurant, which is already under construction and is scheduled to open in late 2004, over the next 12 to 18 months. We intend to further increase our operating cash flow from our mature and recently opened restaurants by adding per unit sales volume while maintaining effective cost controls in our mature restaurants and by getting the most recently opened restaurants to operate at cost levels consistent with our mature restaurants. For the year ended December 29, 2003, sales for our seven owned Smith & Wollensky restaurants open for the full period averaged $9.7 million.

  Commitment to Superior Quality Food and Wine

        We believe that a primary element of our appeal to our customers is our reputation for quality menus, creative presentations of carefully prepared food and extensive wine selections. We employ a chef at each of our restaurants who ensures the high quality of the food served and creates signature menu items unique to that restaurant. Our restaurants feature USDA prime grade beef, dry-aged on the premises, top-quality seafood and high quality ingredients purchased daily in local marketplaces. Each of our restaurants bakes some of their own bread on the premises and features highly trained pastry chefs who prepare a range of traditional desserts and special confections.

        Our commitment to fine wines is evident in our extensive inventory. Our restaurants have an aggregate of over 100,000 bottles of wine and average more than 350 wine listings per restaurant. Each restaurant has its own wine manager who is supported at the corporate management level by our wine department. During 2003, Kevin Zraly, founder of the Windows on the World Wine School, joined us to head our corporate wine department. His focus will include the launch of our Premier All-American Wine List, as well as training our service staff and providing special lecture programs for our patrons around the country on American wines.

  Capitalize on Brand Awareness and Customer Loyalty

        We believe that our significant investment in marketing and advertising programs has contributed to what management believes is a national awareness of our Smith & Wollensky restaurants. Our marketing strategy is designed to build a loyal customer base, to enhance a strong identity and name recognition for our Smith & Wollensky restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. We have implemented this strategy through the use of advertising, promotional activity and cross-marketing of our restaurants. We run full-page advertisements in leading national publications, including The New York Times, Forbes and Fortune. We also employ limited radio and television advertising, including a commercial featuring golf pro Craig Stadler. In addition, we hold creative promotional events such as "Wine Week™", a popular semi-annual event, restaurant opening galas and concierge dinners. We have enhanced our name recognition and brand awareness through our comprehensive merchandising strategy, which includes the sale of our sauces, salad dressings, knives and cookbooks. Our sauces, which include steak, barbecue and pepper, are now offered at over 4,000 wholesale stores.

  Provide Exceptional Customer Service

        We are committed to providing our customers attentive and professional service through employees trained to exceed guests' expectations. We believe that our brand recognition, high unit sales volume and high average checks enable us to attract talented managers, chefs and wait staff. Each restaurant is staffed with an experienced team of managers, kitchen personnel and wait staff, many of whom have a long tenure with us. Each of our general managers has at least 14 years of work experience in the restaurant industry. Restaurant personnel are instructed in various areas of restaurant management, including food quality and preparation, wine selection, customer service and beverage service. In addition, our ability to offer opportunities for promotion and training by experienced managers enhances our recruiting and training efforts. We believe our low rate of employee turnover contributes to consistent quality and attentive customer service.

  Provide Strong Management Support

        Our senior management team, comprised of Alan Stillman, James Dunn, Alan Mandel and David Terry, has an average of 31 years of experience in the restaurant industry, has opened numerous restaurants and is highly experienced in the creation and implementation of restaurant concepts. This team is responsible for managing site selection, operations, finance and treasury, systems design and implementation, staff hiring and training and administration. Alan Stillman, our Chief Executive Officer, who has been with us for over 25 years, has been creating restaurant concepts, including T.G.I. Friday's and other restaurant concepts, for over 30 years. James Dunn, our President and Chief Operating Officer, has over 25 years of experience operating restaurants, including responsibility for opening and operating five House of Blues, eight Hard Rock Cafe and three Chart House restaurants. Our restaurant general managers, most of whom are drawn from our restaurant personnel, have an average tenure with us of over 15 years, and each of them has worked in the restaurant industry for at least 14 years. In addition to our general managers, we currently employ approximately 250 restaurant managers and we believe they will be a substantial source of managerial talent as we expand.

  Pursue Disciplined Restaurant Growth in 2006 and Beyond

        Our core competency is the creation and development of Smith & Wollensky restaurants that serve distinctive cuisine within the upscale segment of the restaurant industry. Our Smith & Wollensky restaurants have seating capacities ranging from 290 to 675 seats. In January 2004 we opened a 400 seat Smith & Wollensky in Houston, Texas. We expect to open another Smith & Wollensky restaurant in late 2004 in Boston, Massachusetts. We expect the restaurant in Boston to have approximately 450 seats on four levels. Although we currently do not have any leases signed other than leases relating to our existing and planned locations and will not actively pursue new locations in 2005, we would consider opening a new Smith & Wollensky restaurant in a high caliber location under highly favorable investment terms. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions, and we expect to resume our new restaurant growth in 2006. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate.

        Our cash investment for each of our owned Smith & Wollensky restaurants open at December 29, 2003, net of landlord contributions, averaged approximately $6.6 million, excluding pre-opening costs. As of December 29, 2003, the average cost of opening the last three Smith & Wollensky restaurants, net of landlord contributions, has been approximately $2.7 million, excluding the purchase of land and pre-opening costs. We expect that in the future our cash investment, net of landlord contributions, will range from $2.0 million to $5.0 million per unit, excluding pre-opening costs. This range assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Although our newest unit in Houston falls within this range, the restaurant we plan to open in Boston is expected to significantly exceed this range primarily because of its size. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

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

The Smith & Wollensky Concept

        The Smith & Wollensky concept, a dining experience that provides high quality entrees in an upscale environment, was started in 1977 with the opening of the first Smith & Wollensky restaurant in New York City. The Smith & Wollensky restaurant in New York typifies our approach to the concept and has been described by Gourmet magazine as the "quintessential New York steakhouse." The essential elements of the Smith & Wollensky concept are:

  Critically Acclaimed Food

        We strive to provide our customers with the best quality cuisine. Smith & Wollensky restaurants feature USDA prime grade beef served in generous portions. Unlike most other high-end restaurants, each Smith & Wollensky restaurant dry ages and butchers substantially all its beef on the premises. During this dry aging process, which takes three to four weeks to complete, the beef generally loses approximately 10% to 20% of its weight. Although the dry aging process is expensive and time consuming, we believe it produces a more flavorful and tender steak than alternative processes.

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

  Extensive Wine Selection

        Fine wine is an integral part of the Smith & Wollensky dining experience. Smith & Wollensky restaurants boast an extensive wine inventory of over 85,000 bottles, and our Smith & Wollensky in New York, which has over 15,000 bottles of wine, received Wine Spectator's "Grand Award" each year from 1987 through 1994 and Wine Spectator's "Award of Excellence" from 1995 through 2003. Our nationally acclaimed wine programs, such as "Wine Week™," have been written about extensively by The New York Times and Wine Spectator.

  Distinctive Design and Decor

        We believe that a unique decor is essential to the creation of a fine dining experience for the customer. Each of our Smith & Wollensky restaurants has a decor that features hardwood floors, polished brass and dark wood accents and authentic folk-art from 1900-1940 Americana. Menus are presented under glass in stained wooden frames, while blackboards located around the dining rooms display signature menu items and daily specials. Each restaurant's exterior, complete with traditional awnings, incorporates Smith & Wollensky's signature green and white colors. In addition to the distinctive decor, our Smith & Wollensky restaurants feature a design layout that creates small dining areas and enhances efficiency. Our large square footage is broken into small areas that create a more private dining experience while maintaining a large seating capacity. In order to ensure the hottest food and most efficient service, each Smith & Wollensky restaurant has kitchens located on each floor. This flexible design allows us to close off sections of our restaurants, and thus reduce operating costs, during non-peak hours or days.

        We also offer customers a chance to view our chefs in action. Each Smith & Wollensky, other than the Philadelphia location, has either a "kitchen table" in a glass-enclosed area inside of the main kitchen or a table located just outside the kitchen with a view into the kitchen. Customers at these tables can eat, drink wine and watch our expert chefs prepare dinner. Additionally, each of our Smith & Wollensky locations offers some outdoor dining.

  Wollensky's Grill

        Several Smith & Wollensky's incorporate a Wollensky's Grill, a more informal alternative which offers menu selections similar to those offered at Smith & Wollensky in smaller, lower-priced portions, as well as hamburgers and sandwiches. Wollensky's Grill provides flexibility for Smith & Wollensky, and the two dining areas have the ability to expand and contract relative to one another to accommodate customer demand. Wollensky's Grill generally has a separate entrance and offers expanded late-night hours. A Wollensky's Grill typically seats up to 125 customers. In some of our locations, Wollensky's Grill and its menu are combined with the main dining space with no separate Wollensky's Grill area.

        Although our focus in 2006 and beyond is to open Smith & Wollensky restaurants with seating capacities ranging from 375 to 450 seats, we are evaluating the possibility of opening stand alone Wollensky Grills, with seating capacities ranging from 150 to 200 seats, in smaller markets.

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

Locations

        The following table sets forth information with respect to our Smith & Wollensky restaurant locations, all of which are owned other than the location in New York:

Location	Opening Year	Approximate Seating Capacity
New York	1977	480
Miami	1997	670
Chicago	1998	610
New Orleans	1998	375
Las Vegas	1998	675
Washington, D.C.	1999	510
Philadelphia	2000	290
Columbus, Ohio	2002	400
Dallas	2003	400
Houston	2004	400

Growth Strategy

        Our objective is to increase sales from our existing restaurant operations as we build upon and increase what we believe is our reputation for providing an exceptional dining experience and high-quality food. At the same time, we plan to leverage our experience in developing and operating high-end restaurants by expanding our Smith & Wollensky restaurant concept into new markets in 2006 and beyond.

  Grow and Develop Existing Restaurants

        Since December 1997, we have opened nine Smith & Wollensky restaurants. Our experience has shown that our restaurants take between 15 and 36 months to achieve expected company-wide targeted levels of performance. Some of our newer restaurants are currently in various stages of the ramp-up phase, and we believe incremental sales and restaurant level operating profitability can be realized from each of these restaurants as they continue to develop.

  Leverage Centralized Operations to Increase Profitability

        We have established a central corporate infrastructure to manage our restaurants through which we seek to take advantage of volume discounts and the allocation of fixed costs over a larger revenue base. All of our restaurants report daily through a point-of-sale system that allows us to monitor our sales, costs, inventory and other operating statistics. As we continue our expansion, we will seek to take advantage of even greater volume discounts.

  Expand Retail Offerings and Develop Branded Merchandise

        We have developed a comprehensive merchandising strategy to reinforce and capitalize on what we believe is a distinctive upscale brand image built on the quality and name recognition of our Smith & Wollensky restaurants. At our Smith & Wollensky restaurants and on our website, selected products are offered for sale under the Smith & Wollensky brand name, including custom steak knives, steak, barbeque and pepper sauce, salad dressings and cookbooks. Sales of items incorporating the Smith & Wollensky name are subject to the payment of a royalty to St. James Associates, the partnership that owns the Smith & Wollensky restaurant in New York.

  Pursue Disciplined Restaurant Growth in New Markets in 2006 and Beyond

        We expect to open another Smith & Wollensky restaurant in late 2004 in Boston, Massachusetts. We expect the restaurant in Boston to have approximately 450 seats on four levels. Although we currently do not have any leases signed other than leases relating to our existing and planned locations and will not actively pursue new locations in 2005, we would consider opening a new Smith & Wollensky restaurant in a high caliber location under highly favorable investment terms. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions, and we expect to resume our new restaurant growth in 2006. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. The prototype menu will consist of most of the items currently available at existing Smith & Wollensky locations, such as steaks and chops, along with some of the selections available at Wollensky's Grill, including hamburgers and sandwiches. As we open additional Smith & Wollensky restaurants, we intend to convey the concept of the New York-based restaurant in decor, menu and atmosphere, while maintaining a flexible and fresh design that can be readily adapted to accommodate particular geographic regions. Since December 1997, we have opened nine additional Smith & Wollensky restaurants in major metropolitan areas throughout the United States, including our most recent restaurant, which opened in January 2004 in Houston, Texas.

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

        We seek long-term leases providing for substantial development or rent contributions from landlords or real estate developers in exchange for a market-based minimum annual rent and/or a percentage of annual gross sales above a stipulated minimum. We also evaluate opportunities to purchase or lease, and renovate existing restaurant sites that satisfy our selection criteria. Use of such sites can significantly reduce construction costs, shorten the time required to open a new restaurant and increase the return on investment.

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

Unit Economics

        While we seek to develop high profile locations that create a distinctive dining experience, we are able to maintain unit operating margins due to high sales volumes coupled with effective cost controls. For the year ended December 29, 2003, the average sales for our seven owned Smith & Wollensky restaurants open for the full period were $9.7 million. Sales for the year ended December 29, 2003 for the managed Smith & Wollensky restaurant in New York were $23.8 million, for which we received $547,000 as a management fee. For the year ended December 29, 2003, average sales for all of our ten owned restaurants open for the full period were $8.9 million. Our average cash investment, net of landlord contributions, was approximately $6.6 million for the eight owned Smith & Wollensky restaurants open as of December 29, 2003, excluding pre-opening costs. As of December 29, 2003, the average cost of opening the last three Smith & Wollensky restaurants, net of landlord contributions, has been approximately $2.7 million, excluding the purchase of land and pre-opening costs. We expect that in the future our cash investment, net of landlord contributions, will range from $2.0 million to $5.0 million per unit, excluding pre-opening costs. This range assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Although our newest unit in Houston falls within this range, the restaurant we plan to open in Boston is expected to significantly exceed this range primarily because of its size. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

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

(3)
Located in Chicago, IL

Marketing, Advertising and Promotions

        For the past 20 years, the goal of our marketing strategy has been to build a loyal customer base, to enhance what we believe is the strong identity and name recognition of our restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. In order to attract new customers, we focus primarily on print advertising, but also employ limited radio and television advertising, including a commercial featuring golf pro Craig Stadler. We achieve national as well as local exposure through our print campaign.

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

        We also host Wine Week™, which we started in 1986. Wine Week™ has evolved into "National Wine Weeks™" which we hold twice a year, usually in March and September. Our restaurants sponsor wine tastings at lunch each day for the entire week and wine makers are invited to represent their wineries and to serve and discuss their wines with customers. We believe these events enhance our restaurants' reputations for dedication to maintaining superior quality wine lists. Our other promotions include cigar or scotch tasting events as well as dinners hosted by nationally renowned chefs. We believe that our promotions build customer loyalty and increase future sales at our restaurants.

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

        We have developed a restaurant opening program and team designed to optimize the performance of our new restaurants. The team includes a general manager, training manager, purchasing manager, beverage manager and chef/kitchen manager. Restaurant managers typically complete a one to three month training program, and the senior managers of our established restaurants spend up to three months at each of the new restaurants in order to ensure quality control. Management believes it is imperative for new managers to spend much of their training period side by side with managers in existing operations in order to gain critical insight into day-to-day operations and overall management philosophy. The director of operations and the local restaurant manager interview all staff on site. Chefs are brought to an established unit for training prior to an opening, and periodically are given the opportunity to work at other locations under the supervision of our critically acclaimed chefs. The director of management information systems typically stays at each new location until all accounting and management information systems are fully operational. We also coordinate our marketing, advertising and promotional program to support new restaurant openings while at the same time building national brand recognition.

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

        We attempt to maintain a consistent food and beverage cost as a percentage of sales through a variety of means. We have gained a great knowledge of trends and fluctuations in the pricing of our key commodities based on over 25 years of experience. While we do not believe most market conditions warrant entering long-term pricing contracts on our primary items, we contract or lock into appropriate volume commitments. We lock pricing and volume availability on key items such as beef and shrimp, which represent a majority of our food cost, when we deem it beneficial. We have on occasion attempted modest hedges against volatility in the price of beef. Under extreme circumstances, such as the aftermath of the single case of mad cow disease reported in December 2003, we may experience significant cost volatility. Although we do not have a single source of supply for any particular food item and we believe that adequate alternative sources of supply are readily available, these alternative sources might not provide as favorable terms to us as our current suppliers when viewed on a long-term basis. In addition, we believe we are able to achieve cost savings through purchasing restaurant items such as glass, china, silver, utensils and similar items and equipment and some food items for all restaurants through Company wide agreements.

        Each of our restaurants also has an in-store beverage manager and/or wine manager who is supported by our corporate wine department. During 2003, Kevin Zraly, founder of the Windows on the World Wine School, joined us to head our corporate wine department. His focus will include the launch of our Premier All-American Wine List, as well as training our service staff and providing special lecture programs for our patrons around the country on American wines. The beverage manager or wine manager at each restaurant purchases the majority of the wine in the local markets for each restaurant. Although they tailor some of the wine selections to customer preferences, market availability and menu/wine pairing, our Premier All-American Wine List forms the core of our selections at the Smith & Wollensky locations. We have several national programs with wineries creating pricing programs to support local purchasing.

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

        Maloney & Porcelli.    We manage Maloney & Porcelli in New York pursuant to a written restaurant management agreement. We own the rights to the name Maloney & Porcelli and can use the name anywhere outside of a five-mile radius of the New York Maloney & Porcelli. We are not obligated to pay a royalty or fee outside of New York. We paid $1.5 million for the right to provide management services to Maloney & Porcelli, for which we receive a fee of 3.0% of all restaurant sales, plus a sum equal to the lesser of (i) 50% of net operating cash flow or (ii) cash flow minus sums to be retained by the owner of Maloney & Porcelli pursuant to the Maloney & Porcelli agreement. The amounts to be retained by Maloney & Porcelli increase from $300,000 in 1999, to $360,000 in years 2000 through 2003 and to $480,000 in 2004 and each year thereafter until 2011. The Maloney & Porcelli agreement grants us the right to manage Maloney & Porcelli so long as its owner occupies the premises for the operation of a restaurant. The Maloney & Porcelli agreement may be terminated by the owner upon 30 days notice to us of certain defaults, including our failure to perform our duties and responsibilities under the agreement, gross negligence, reckless disregard of the interests of the owner, violations of law which materially injure the business of the restaurant or the reputation of the owner, or our failure to pay the amounts to be retained by the owner as described above. We had an option to purchase all of the assets of Maloney & Porcelli at any time before July 1, 2003, at a price of $9.5 million. This amount increases by $1.0 million on July 1, 2004 to $10.5 million. We may exercise this option, at the $10.5 million purchase price, at any time on or after June 30, 2004 until 2011, subject to the owner's right to preempt the purchase option by paying us an amount equal to the scheduled purchase price. Additionally, we have a right of first refusal, should the owner receive an offer to sell Maloney & Porcelli.

        Park Avenue Café In Chicago.    Prior to December 2002, we operated the Park Avenue Café in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a written sub-management agreement ("Doubletree Agreement"). We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership ("HSR"), the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Café restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree. As a result, we are no longer receiving the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires us to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support we receive an annual fee of $50,000. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31.

        ONEc.p.s.    Pursuant to a management agreement with Plaza Operating Partners, Ltd. (the "Plaza Operating Partners"), we manage the ONEc.p.s. restaurant located in the Plaza Hotel, New York. The agreement expires on September 12, 2010. At the inception of the agreement we paid $500,000 for the right to provide these management services, for which we receive a base management fee of 4% of the gross revenues recognized from the services provided at ONEc.p.s. plus an additional fee of 40% of the restaurant's operating cash flows, if any, as reduced by the repayment of project costs and working capital contributions. After all the project costs and working capital contributions have been repaid, the additional fee will increase to 50% of the restaurant's operating cash flows. The base management fee is payable on a current basis only to the extent there is sufficient cash flow after all operating expenses have been accrued. To the extent that there is not sufficient cash flow, payment of the base management fee is carried forward without interest from one year to the next, but the owner of the restaurant has no liability for such non-payment. The ONEc.p.s. agreement may be terminated by Plaza Operating Partners at any time immediately upon notice to us, due to the fact that pre-opening costs exceeded $5.25 million, although Plaza Operating Partners has indicated to us that they do not have any present intention to terminate the management agreement. Termination of the management agreement would result in the loss of any further management fee income from ONEc.p.s., which could have an adverse effect on our financial condition and results of operations. In addition, since the funds in the working capital account have been expended, and insufficient funds existed to pay operating expenses, the agreement may be terminated by either party upon notice. Plaza Operating Partners may also terminate the agreement if we fail to achieve applicable performance goals, if we are subject to certain events of bankruptcy or insolvency, if the individual who directs the daily operations of the management company or has overall control and decision making authority of the management company is replaced other than in the ordinary course of business or in connection with the merger, consolidation or other transfer of any direct or indirect interest in the tenant, or at any time upon 90 days notice to us and the payment of a fee to us.

        As of September 30, 2002, we had contributed $500,000 for the right to provide management services for the ONEc.p.s restaurant and had contributed, since the restaurants inception in September 2000, approximately $924,000 of additional funding for this restaurant. Based on the terms of our agreement, we anticipated being reimbursed from Plaza Operating Partners for the additional funding that we provided. We recorded a reserve of $300,000 in 2001 based on our determination that, at the time, part of the receivable might not be recoverable. During the quarter ended September 30, 2002, we determined that the carrying value of the management contract was impaired and the remaining unamortized investment of approximately $398,000 was written off. In the fourth quarter of 2002, we reached an agreement with Plaza Operating Partners and collected $300,000 as our share of the additional funding for operating losses. During the three months ended September 30, 2002, we recorded an additional write-off of $324,000 for the remaining portion of the receivable deemed no longer recoverable.

        On December 31, 2003, we amended the agreement with Plaza Operating Partners. Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee will be credited against any management fee that we earn under the agreement. This amendment also gives either party the right to fund or refuse to fund any necessary working capital requirements. We have notified the other party to this agreement of our unwillingness to fund any future working capital requirements. Since the notification, the other party has funded all working capital requirements. If neither party is willing to fund the required additional working capital contributions, as defined, then either party may terminate the agreement.

Management Information Systems

        We initiate and record our financial information for each restaurant through centralized accounting and management information systems. We collect sales and related information daily from each restaurant and we provide restaurant managers with operating statements for their respective locations. We connect point-of-sale systems in individual restaurants via secured data network to a central data repository in the corporate office and upgrade such point-of-sale systems to facilitate the on-line downloading and constant monitoring of financial information. We manage a central database of frequent customers and maintain our website, which includes the ability to sell all Smith & Wollensky branded products and cookbooks.

Competition

        The restaurant industry is intensely competitive in all our markets. We compete on the basis of the taste, quality and price of food offered, customer service, ambience, location and overall dining experience. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, the cost and availability of raw material and labor, purchasing power, governmental regulations and local competitive factors. Although we believe we compete favorably with respect to each of these factors, some of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and restaurant level employees.

Service Marks and Trademarks

        We have registered with the United States Patent and Trademark Office the names "Maloney and Porcelli" and "Wine Week." In addition, our subsidiary, La Cite Associates, L.L.C., has registered the names "Cite" and "Cite Grill," and another of our subsidiaries, Atlantic & Pacific Grill Associates, LLC, has registered the names "Park Avenue Cafe," "Park Avenue Cafe Swordfish Chop," "Swordfish Chop," and "Mrs. Park's Tavern." The Manhattan Ocean Club Associates, LLC, which is one of our subsidiaries, has registered the name "The Manhattan Ocean Club." We have also registered trademarks in several foreign countries. Parade 59 Restaurant LLC, which is a subsidiary of ours, has registered the name "ONEc.p.s." In addition, pursuant to our management agreement regarding Maloney & Porcelli discussed above, we are the exclusive owner of the name "Maloney & Porcelli" and may use that name without liability to any party anywhere outside a five-mile radius from the Maloney & Porcelli in New York. We are not aware of any infringing uses of our trademarks or service marks that we believe could materially affect our business. We believe that our trademarks and service marks are valuable to the operation of our restaurants and are important to our marketing strategy.

        In August 1996, we acquired an exclusive license for the use of the names "Smith & Wollensky," "Wollensky's Grill," and all associated service marks, trademarks, trade names and trade dress from St. James Associates for $2.5 million. The Smith & Wollensky license grants us the exclusive right to use the licensed names throughout the United States and the world, subject to the limitations discussed below. We are aware of restaurants located in Argentina and South Africa, each of which is named "Smith & Wollensky." We are not associated with either of these restaurants, and have not authorized the use of the name "Smith & Wollensky" to these restaurants under our license.

        St. James Associates has reserved the exclusive right to use the licensed names, subject to receiving our consent in specific circumstances, within a 100-mile radius of the Smith & Wollensky in New York, subject to our exclusive right to use the name within a 10-mile radius of City Hall in Philadelphia, Pennsylvania. Consequently, we may not open new Smith & Wollensky restaurants or pursue retailing or merchandising opportunities within such reserved territory. We have the right to sublicense all or any portion of our rights under the license agreement without the consent of St. James Associates to an affiliate or any other entity so long as we exercise and maintain managerial control over all restaurants owned by such entity in the manner that we currently exercise managerial control over the New York Smith & Wollensky restaurant. Each sublicense agreement that we execute must contain specific provisions set forth in the licensing agreement and declare that the sublicense will be deemed automatically assigned to St. James Associates upon any lawful termination of the license agreement. In all other circumstances, we must obtain the written consent of St. James Associates to sublicense our rights under the license agreement.

        We are required to pay a one-time fee to St. James Associates upon the opening of each new restaurant utilizing the licensed names. This fee is equal to the fee paid in the previous year (which in 2003 was $224,000) increased by the lesser of the annual increase in the Consumer Price Index or 5% of the fee for the preceding year. In addition, we must pay a royalty of 2.0% of aggregate annual gross restaurant sales and non-restaurant sales (subject to an annual aggregate minimum of $800,000 to be paid in 2004 and each year thereafter). Additionally, the Smith & Wollensky license provides for a royalty fee of 1.0% of annual gross restaurant sales for any new steakhouses opened in the future by us not utilizing the licensed names. If we terminate or default on the Smith & Wollensky license, we are subject to a fee of $2.0 million upon termination or $2.5 million to be paid over four years. An entity controlled by Alan Stillman is a general partner and a limited partner of St. James Associates. For further information see "ITEM 1. BUSINESS—Management Arrangements."

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

Employees

        As of December 29, 2003 we had 1,488 employees. Of these, 44 were employed in our office facilities. In our restaurants, we had 1,444 employees, including 312 managers and administrators at the restaurants. Management believes our relationships with our employees are generally excellent.

ITEM 2. PROPERTIES

        We lease restaurant space, office facilities and real property under various operating leases. Restaurant space, office facilities and real property lease terms, including renewal options range, from 4 to 25 years through 2028. Our leases provide for renewal options for terms ranging from five to twenty years. The restaurant leases provide for minimum annual rent and certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. As of December 29, 2003, our future minimum lease payments of our headquarters and restaurants are as follows: 2004—$3.9 million; 2005—$4.1 million; 2006—$3.9 and thereafter—$56.6 million.

        All of our owned restaurants are located in space leased or owned by us as set forth below:

Restaurant	Location	Approximate Square Footage	Year Of Expiration Of Initial Term	Year Of Expiration If All Options Exercised
Smith & Wollensky	1 Washington Avenue, Miami, FL	23,700	2005	2025
	318 North State Street, Chicago, IL	23,500	2012	2022
	1009 Poydras Street, New Orleans, LA(1)	16,700
	3767 Las Vegas Blvd., Las Vegas, NV(2)	30,000	2017	2017
	1112 19th Street, Washington, D.C.	20,000	2014	2024
	210 W. Rittenhouse Square, Philadelphia, PA	9,700	2010	2020
	4145 The Strand West, Easton Town Center, Columbus, OH	10,300	2012	2022
	18438 North Dallas Parkway, Dallas, TX(1)	12,700
	4001 Westheimer, Highland Village Shopping Center, Houston, TX	15,200	2018	2028
	101 Arlington Street, Boston, MA(3)	26,000	2018	2023
Park Avenue Café	100 E. 63rd Street, NY	11,000	2006	2016
Cite	120 W. 51st Street, NY	13,000	2009	2009
The Manhattan Ocean Club	57 W. 58th Street, NY	12,000	2013	2013

(1)
We own these locations.

(2)
See discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3)
This location is under construction.

ITEM 3. LEGAL PROCEEDINGS

        On or about September 5, 2001, Mondo's of Scottsdale, L.C. ("Mondo's") filed a suit against us alleging that we had entered into an agreement to purchase all of its leasehold interest in, and certain fixtures and equipment located at, its restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and had been set to go to jury trial in March 2004. The plaintiff requested damages of approximately $2.0 million. We were vigorously contesting this suit. Management believed based on advice from local counsel that we had a significant likelihood of prevailing in the suit and that the risk of loss was not probable. We had established a reserve of $125,000 as of March 11, 2004, the date on which we reported our results for 2003. Subsequently, the parties tentatively agreed to settle the matter for $525,000. This subsequent event caused us to refine our previous accrual of $125,000 for the liability in this matter, which had been included in our 2003 financial results announced on March 11, 2004. Accordingly, we have recorded an additional $400,000 for this non-recurring charge.

        We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the Nasdaq National Market under the symbol SWRG on May 23, 2001. Prior to that time, there was no trading market for our common stock. The following table sets forth for the periods indicated the high and low closing sales price of our common stock on the Nasdaq National Market.

	High	Low
FISCAL YEAR ENDED DECEMBER 29, 2003:
First Quarter	$4.25	$3.49
Second Quarter	$5.17	$3.90
Third Quarter	$6.50	$5.02
Fourth Quarter	$6.56	$5.40
	High	Low
FISCAL YEAR ENDED DECEMBER 30, 2002:
First Quarter	$5.33	$3.56
Second Quarter	$7.05	$4.80
Third Quarter	$5.81	$3.18
Fourth Quarter	$4.10	$3.45

        Since our initial public offering in May 2001, we have not declared or paid any cash dividends on our common stock. Pursuant to the terms of our secured term loan agreements and secured line of credit facility, we cannot declare or pay any dividends if any portion of the loans are outstanding. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. There were approximately 2,000 holders of record of our common stock at March 26, 2004.

ITEM 6. SELECTED FINANCIAL DATA

        The Consolidated Statement of Operations Data for each of the years in the five-year period ended December 29, 2003 and the Balance Sheet Data as of December 29, 2003, December 30, 2002, December 31, 2001, January 1, 2001 and January 3, 2000 are derived from our Consolidated Financial Statements, which have been audited by KPMG LLP, independent certified public accountants. The Selected Consolidated Financial Information should be read in conjunction with the Consolidated

Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	FISCAL YEAR(1)
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Owned restaurant sales	$93,326	$77,310	$70,619	$81,463	$69,835
Income from owned restaurant operations(2)	9,808	7,152	5,433	4,862	7,077
Management fee income	2,182	2,407	2,433	3,060	2,928
Income from owned and managed restaurants	11,990	8,837	7,566	7,922	10,005
Operating income (loss)	35	(1,900)	(3,233)	(1,524)	1,603
Loss before income taxes	(916)	(1,958)	(4,340)	(4,578)	(588)
Net loss	(1,122)	(2,127)	(4,295)	(4,886)	(1,120)
Accrual of dividends and amortization of issuance costs on preferred shares	—	—	(620)	(1,488)	(1,487)
Net loss applicable to common shares(3)	$(1,122)	$(2,127)	$(4,915)	$(6,374)	$(2,607)
Net loss applicable to common shares(3)	$(0.12)	$(0.23)	$(0.72)	$(2.07)	$(0.85)
Weighted average shares used in computing net loss per share, basic and diluted(3)	9,364,075	9,354,266	6,903,905	3,083,930	3,083,930
	FISCAL YEAR(1)
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash	$1,898	$4,158	$4,561	$370	$2,017
Total assets	88,741	77,855	71,098	63,377	64,310
Obligations under capital lease	9,991	—	—	—	—
Long-term debt, including current portion	8,220	9,389	2,065	24,135	24,070
Convertible redeemable preferred stock(4)	—	—	—	24,090	22,602
Total stockholders' equity	53,437	54,406	56,584	1,065	7,439
Other Data:
Average owned restaurant sales for units open for entire period	$8,918	$8,167	$7,838	$9,574	$9,510
Number of owned restaurants at end of period(5)	11	10	9	10	8
Number of managed restaurants at end of period	5	5	5	5	4
Total of owned and managed restaurants at end of period(5)	16	15	14	15	12
Comparable owned restaurants sales increase (decrease)(1)	12.3%	4.2%	(13.8%)	8.4%	5.2%
EBITDA(6)	$4,237	$1,809	$766	$2,143	$4,759
Cash flows provided by (used in):
Operating activities	$3,747	$3,486	$(2,660)	$3,621	$843
Investing activities	(4,924)	(11,212)	(6,320)	(5,254)	(6,303)
Financing activities	(1,083)	7,323	13,171	(14)	7,477
EBITDA Reconciliation(6):
Net loss	$(1,122)	$(2,127)	$(4,295)	$(4,886)	$(1,120)
Provision for income taxes	206	169	235	308	532
Interest expense, net	951	58	1,107	3,054	2,191
Depreciation and amortization—restaurant level	3,781	3,268	3,015	3,029	2,550
Depreciation and amortization—corporate level	421	441	704	638	606
EBITDA	$4,237	$1,809	$766	$2,143	$4,759

(1)
Fiscal 1999 consisted of a 53-week period. All other fiscal years consisted of 52-week periods. All numbers in tables and footnotes are presented in thousands, except share and per share/unit amounts. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months. Because 1999 was a 53-week fiscal year and 2003, 2002, 2001 and 2000 were 52-week fiscal years, the Company calculated comparable restaurant sales for those years on an average weekly basis.

(2)
During the fourth quarter of fiscal 2000 we recorded a pre-tax charge of $2,423 representing the write-down of property and equipment and certain other assets and accrual of certain lease exit costs associated with the closure of the Maloney & Porcelli unit in Washington, D.C. In fiscal 2001 a pre-tax charge of $67 was recorded relating to the terms of a lease termination agreement.

(3)
Net loss applicable to common shares includes the net loss and the total of the accrued dividends on preferred shares and the amortization of issuance costs on preferred shares for 2001, 2000 and 1999.

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

(6)
EBITDA represents net loss before provision for income taxes, interest expense, net, restaurant level depreciation and amortization and corporate level depreciation and amortization. We believe EBITDA is useful to investors because EBITDA is commonly used in the restaurant industry to analyze companies on the basis of operating performance and liquidity. We believe EBITDA allows a standardized comparison between companies in the industry, while minimizing the differences from depreciation policies, leverage and tax strategies. Covenants in the documents governing our indebtedness contain ratios based on EBITDA, as adjusted. EBITDA should not be construed as (a) an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or (b) an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. EBITDA as calculated by us may be calculated differently than EBITDA for other companies. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA does not take into account our debt service requirements, capital expansion, and other commitments and, accordingly, is not necessarily indicative of amounts available for the payment of dividends, reinvestment, or other discretionary uses.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and related notes contained in this Annual Report on Form 10-K. References contained herein to 2003, 2002 and 2001 mean the fiscal years ended December 29, 2003, December 30, 2002 and December 31, 2001, respectively.

General

        As of December 29, 2003, we operated 16 high-end, high volume restaurants in the United States. We believe that the particularly large size of the markets we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. In January 2004, we opened a 400 seat Smith & Wollensky in Houston, Texas. We expect to open another Smith & Wollensky restaurant in late 2004 in Boston, Massachusetts. We expect the restaurant in Boston to have approximately 450 seats on four levels. Although we currently do not have any leases signed other than leases relating to our existing and planned locations and will not actively pursue new locations in 2005, we would consider opening a new Smith & Wollensky restaurant in a high caliber location under highly favorable investment terms. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions, and we expect to resume our new restaurant growth in 2006. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Although our newest unit in Houston falls within this range, the restaurant we plan to open in Boston is expected to significantly exceed this range primarily because of its size. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

        As a result of our recent expansion and when our locations opened, period-to-period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. Average sales for our ten owned units open for all of 2003 were $8.9 million. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 months.

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

        Management fee income relates to fees that we receive from our managed units. These fees are based on a percentage of sales from the managed units, ranging from 2.3% to 6.0%. Management fee income also includes fees from Maloney & Porcelli equal to 50% of the unit's net operating cash flow generated during each fiscal year, provided that the Maloney & Porcelli owner receives a minimum amount of operating cash flow per year ranging from $360,000 to $480,000. Prior to December 2002, we operated Park Avenue Café in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of Doubletree pursuant to the Doubletree Agreement. We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between HSR, the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Café restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree. As a result, we no longer receive the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires us to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support the Company receives an annual fee of $50,000. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31. Management fee income also could include fees from ONEc.p.s. equal to 40% of the restaurant's operating cash flows, if any, as reduced by the repayment of project costs and working capital contributions. After all the project costs and working capital contributions have been repaid, the fee will increase to 50% of the restaurant's operating cash flows. On December 31, 2003, we amended the agreement with Plaza Operating Partners. Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee will be credited against any management fee that we earn under the agreement. This amendment also gives either party the right to fund or refuse to fund any necessary working capital requirements. If neither party is willing to fund the required additional working capital contributions, as defined, then either party may terminate the agreement.

        General and administrative expenses include all corporate and administrative functions that support existing owned and managed operations and provide infrastructure to our organization. General and administrative expenses are comprised of management, supervisory and staff salaries and employee benefits, travel costs, information systems, training costs, corporate rent, corporate insurance and professional and consulting fees. Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses. General and administrative expenses also include the depreciation of corporate-level property and equipment and the amortization of corporate intangible assets, such as licensing agreements and management contracts.

        Royalty expense represents fees paid pursuant to a licensing agreement with St. James Associates, based upon 2.0% of sales, as defined, for restaurants utilizing the Smith & Wollensky name.

        Wherever we refer to a particular year, we refer to our 52- or 53-week fiscal year ending on the Monday nearest December 31, unless otherwise noted. Fiscal years ended December 29, 2003, December 30, 2002 and December 31, 2001 each consisted of 52-week periods.

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

        Allowance for doubtful accounts: Substantially all of our accounts receivable are due from credit card processing companies or individuals that have good historical track records of payment. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We increased our allowance for doubtful accounts by $40,000 from $55,000 in 2002 to $95,000 in 2003. The net increase in the allowance was for additional uncollectible house accounts determined by conducting a specific review of major account balances and by applying statistical experience factors to the various aging categories of receivable balances. We decreased the allowance for doubtful accounts by $285,000 from 2001 to 2002. The decrease consisted of a direct write-off of the $300,000 reserve relating to our management contract, partially offset by a $15,000 net increase for additional uncollectible house accounts.

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

        Goodwill: Goodwill represents the excess of fair value of certain reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangibles assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We assess the recoverability of goodwill at the end of each year through a fair value evaluation performed for each reporting unit that has goodwill. The fair value valuation is calculated using various methods, including an analysis based on projected discounted future operating cash flows of each reporting unit using a discount rate reflecting our average cost of funds. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. We recorded an impairment of goodwill of $75,000 during 2002 related to our Mrs. Parks Management Company reporting unit. This impairment related to lower than anticipated future cash flow for us from the closing by the hotel owner of the Park Avenue Café restaurant in Chicago. For the remainder of our reporting units with goodwill, the fair value is in excess of the recorded carrying value. The net carrying value of goodwill as of December 29, 2003 and December 30, 2002 was $6.9 million.

        Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the asset to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. During 2002, we determined that the carrying amount of the management contract and receivable from the ONEc.p.s. restaurant was not recoverable and an impairment had occurred. We recorded a one-time charge for investment in managed restaurants of $722,000 in the third quarter of 2002, which consisted of a $398,000 charge against the net investment in the management contract and a $324,000 charge against the receivable. For the remainder of our other intangible assets, the fair value is in excess of the recorded carrying value. The net carrying value of these intangible assets as of December 29, 2003 and December 30, 2002 was $4.1 million.

        Artwork: We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The net carrying value of our artwork as of December 29, 2003 and December 30, 2002 was $2.0 million and $1.8 million, respectively.

        Self-insurance liability: We are self insured for our employee health program. We maintain stop loss insurance to limit our total exposure and individual claims. The liability associated with this program is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical medical claim patterns and known economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted. However, we believe that a change in our current accrual requirement of 10% or less would cause a change of approximately $50,000 to our financial results.

        Legal proceedings: We are involved in various claims and legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not remote and can be reasonably estimated, a liability is recorded in the consolidated financial statements.

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

        At December 29, 2003, we have recorded a valuation allowance of $8.3 million to reduce our net operating loss and tax credit carryforwards of $6.4 million and other timing differences of $1.9 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

        For a detailed discussion on the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements" in Item 16 of this Annual Report on Form 10-K, beginning on page F-7. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Results of Operations

	Fiscal
	2003		2002		2001
	(Dollars in thousands)
Consolidated Statement of Operations Data:
Owned restaurant sales	$93,326	100.0%	$77,310	100.0%	$70,619	100.0%
Cost of owned restaurant sales:
Food and beverage costs	29,405	31.5	22,500	29.1	20,684	29.3
Salaries and related benefit expenses	26,405	28.3	23,031	29.8	21,408	30.3
Restaurant operating expenses	15,349	16.4	12,186	15.8	11,073	15.7
Occupancy and related expenses	4,859	5.2	5,932	7.7	5,297	7.5
Marketing and promotional expenses	3,719	4.0	3,241	4.2	3,359	4.8
Depreciation and amortization	3,781	4.1	3,268	4.2	3,015	4.3
Charge to close owned restaurant	—	—	—	—	67	0.1
Write-off of site development costs	—	—	—	—	283	0.4

Total cost of owned restaurant sales	83,518	89.5	70,158	90.8	65,186	92.4

Income from owned restaurant operations	9,808	10.5	7,152	9.2	5,433	7.6
Management fee income	2,182	2.3	2,407	3.1	2,433	3.5
Reserve on receivable from managed restaurant	—	—	—	—	(300)	(0.4)
Charge for investment in managed restaurants			(722)	(0.9)	—	—

Income from owned and managed restaurants	11,990	12.8	8,837	11.4	7,566	10.7
General and administrative expenses	10,537	11.3	9,573	12.4	8,751	12.4
Royalty expense	1,418	1.5	1,089	1.4	967	1.4
Loss on early retirement of debt	—	—	—	—	1,081	1.5
Goodwill impairment	—	—	75	0.1	—	—

Operating loss	35	0.0	(1,900)	(2.5)	(3,233)	(4.6)
Interest expense, net	(951)	(1.0)	(58)	(0.1)	(1,107)	(1.6)

Loss before provision for income taxes	(916)	(1.0)	(1,958)	(2.6)	(4,340)	(6.2)
Provision (benefit) for income taxes	206	0.2	169	0.2	(45)	(0.1)

Net loss	$(1,122)	(1.2)%	$(2,127)	(2.8)%	$(4,295)	(6.1)%

2003 Compared To 2002

        Owned Restaurant Sales.    Owned restaurant sales increased $16.0 million, or 20.7%, to $93.3 million in 2003 from $77.3 million in 2002. The increase in owned restaurant sales was primarily due to a net increase in comparable owned unit sales of $9.1 million, or 12.3%. The net increase in comparable owned unit sales was due to an increase in sales of $9.7 million from our owned Smith & Wollensky units open for the entire period. The improvement is primarily a result of an increase in tourism, business travel and banquet sales at our units outside of New York. This increase was partially offset by a decrease in sales of $608,000 from our three owned New York units due to the economic slowdown and decreased tourism that existed in the New York metropolitan area during the first six months of 2003. The increase in owned restaurant sales also includes a combined sales increase of $6.9 million from our Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and our unit in Dallas, Texas, which opened in March 2003.

        Food And Beverage Costs.    Food and beverage costs increased $6.9 million to $29.4 million in 2003 from $22.5 million in 2002. Food and beverage costs as a percentage of owned restaurant sales increased to 31.5% in 2003 from 29.1% in 2002. The increase in food and beverage costs as a percentage of owned restaurant sales was primarily due to the increase in the cost of beef that began in the fourth quarter of 2002 and continued throughout 2003. Increased costs also related to the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003 and the Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002. Food and beverage costs related to these two new units accounted for $2.3 million of the increase for 2003. The new Smith & Wollensky unit in Dallas experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. It is common for new restaurants to experience this in the first six months of operations. As the new unit matures and revenues increase, operating efficiency is expected to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

        Salaries and Related Benefits.    Salaries and related benefits increased $3.4 million to $26.4 million in 2003 from $23.0 million in 2002. This increase was primarily due to the salaries and related benefits relating to the opening of the Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and the Smith & Wollensky unit in Dallas, Texas, which opened in March 2003. The increase in salaries and related benefits also includes an increase in personnel required to service the growth in volume at the units open for the entire period. Salaries and related benefits as a percentage of owned restaurant sales decreased to 28.3% in 2003 from 29.8% in 2002. The decrease in salaries and related benefits as a percentage of owned restaurant sales was primarily due to the leveraging effect of sales increases on the fixed portion of restaurant salaries and related benefits. This decrease was partially offset by the additional staffing required at the new Smith & Wollensky unit in Dallas, Texas, during and after the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and related benefits as a percentage of sales for that unit will decrease due to the lower staffing requirement and higher revenue base.

        Restaurant Operating Expenses.    Restaurant operating expenses increased $3.1 million to $15.3 million in 2003 from $12.2 million in 2002. The increase includes $1.3 million that was due to the opening of the Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and the Smith & Wollensky unit in Dallas, Texas, which opened in March 2003.The remaining increase is related to increases in insurance premiums, costs associated with upgrades of operating supplies, required general repairs and maintenance and charges related to the increased sales volume such as credit card charges and linen costs at the units open the entire period. Restaurant operating expenses as a percentage of owned restaurant sales increased to 16.4% for 2003 from 15.8% in 2002.

        Occupancy and Related Expenses.    Occupancy and related expenses decreased $1.0 million to $4.9 million in 2003 from $5.9 million in 2002, primarily due to the reduction in rent and deferred rent of $1.5 million for the Smith & Wollensky unit in Las Vegas, Nevada, which is now treated as a capital lease due to the amendment to the lease on April 29, 2003. The decrease was partially offset by the combined increase of $364,000 in occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. Occupancy and related expenses as a percentage of owned restaurant sales decreased to 5.2% in 2003 from 7.7% in 2002.

        Marketing and Promotional Expenses.    Marketing and promotional expenses increased $478,000 to $3.7 million in 2003 from $3.2 million in 2002. The increase was primarily related to the opening of the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. Marketing and promotional expenses as a percentage of owned restaurant sales decreased to 4.0% in 2003 from 4.2% in 2002, primarily due to the leveraging effect of sales increases on the fixed portion of marketing and promotional expenses.

        Depreciation and Amortization.    Depreciation and amortization increased $513,000 to $3.8 million in 2003 from $3.3 million in 2002, primarily due to the increase in depreciable fixed assets relating to the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas.

        Management Fee Income.    Management fee income decreased $225,000 to $2.2 million in 2003 from $2.4 million in 2002, primarily due to a decrease in fees received from one of our managed units in New York whose fees are based on both revenues and operating cash flow and, to a lesser extent, the reduction in fees from the closing of the Park Avenue Café in Chicago in December 2002.

        Charge for Investment In Managed Restaurant.    The charge for investment in managed restaurants of $722,000 in 2002 represents the costs associated with an unsettled contractual dispute relating to ONEc.p.s and management's belief that its initial investment in this managed property was impaired.

        General and Administrative Expenses.    General and administrative expenses increased $964,000 to $10.5 million in 2003 from $9.6 million in 2002. General and administrative expenses as a percentage of owned restaurant sales decreased to 11.3% in 2003 from 12.4% in 2002. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of owned and managed restaurant sales increased to 7.6% in 2003 from 7.5% in 2002. The increase in general and administrative expense was primarily due to the establishment of a reserve of $525,000 for a tentative settlement of a legal action, and, to a lesser extent, an increase in directors and officers insurance premiums, an increase in public relations and losses attributable to the investment in beef futures and options.

        Royalty Expense.    Royalty expense increased $329,000 to $1.4 million in 2003 from $1.1 million in 2002, primarily due to a net increase in sales from the Smith & Wollensky units of $16.6 million.

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

        Interest Expense—Net of Interest Income.    Interest expense, net of interest income, increased $893,000 to $951,000 in 2003 from $58,000 in 2002, primarily due to the debt incurred in connection with the financing of our new Smith & Wollensky unit in Dallas, Texas, as well as the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada.

        Provision for Income Taxes.    The income tax provisions for 2003 and 2002 represent certain state and local taxes.

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

        Marketing and Promotional Expenses.    Marketing and promotional expenses decreased $118,000 to $3.2 million in 2002 from $3.4 million in 2001. Marketing and promotional expenses as a percentage of owned restaurant sales decreased to 4.2% in 2002 from 4.8% in 2001, primarily due to a decrease in print advertisements and a reduction in advertising rates. This decrease was partially offset by promotional costs related to the opening of the new Smith & Wollensky unit in Columbus, Ohio and to a general increase in the number of promotional events at the units that were open the entire period.

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

        Loss on Early Retirement Of Debt.    For 2001, in connection with the IPO and the retirement of outstanding debt, we recorded a charge of $1.1 million to write-off the remaining unamortized debt issuance costs and premiums associated with the repayment of our then outstanding senior credit facility and the repurchase of the senior subordinated note described below.

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

        Provision for Income Taxes.    The income tax provisions for 2002 and 2001 represent certain state and local taxes.

Risk Related to Certain Management Agreements

        We are subject to various covenants and operating requirements in certain of our management agreements that, if not complied with or otherwise met, provide for the right of the other party to terminate these agreements.

        With respect to management agreements, we are subject to a right of the other party to terminate, at any time, the agreement relating to ONEc.p.s. We have not been notified by the other party to this agreement that they plan to terminate the agreement and management has no reason to believe that the agreement will be terminated.

        Pursuant to our lease agreement for Cite with Rockefeller Center North, Inc., Rockefeller Center may terminate the lease agreement if Mr. Stillman does not own at least 35% of the shares of each class of the tenants stock, or if there is a failure to obtain their consent to an assignment of the lease. We are currently in default with respect to these requirements, although Rockefeller Center has not given us notice of default. Rockefeller Center may also terminate the lease agreement if Mr. Stillman does not have effective working control of the business of the tenant. The default existing under the lease agreement for Cite could subject us to renegotiation of the financial terms of the lease, or could result in a termination of the lease agreement which would result in the loss of the restaurant at this location. This event could have a material adverse effect on our business and our financial condition and results of operations. To date, none of the parties to the lease agreement has taken any action to terminate the agreement and management has no reason to believe that the agreement will be terminated.

Liquidity and Capital Resources

        We have funded our capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes, bank debt and an IPO. Net cash provided by / (used in) operating activities amounted to $3.7 million, $3.5 million and ($2.7) million for the years ended December 29, 2003, December 30, 2002 and December 31, 2001, respectively.

        Net cash provided by / (used in) financing activities was ($1.1) million, $7.3 million and $13.2 million for the years ended December 29, 2003, December 30, 2002 and December 31, 2001, respectively. Net cash used in financing activities for the year ended December 29, 2003 includes $1.2 million in principal payments on long-term debt. Funds provided by financing activities for the year ended December 30, 2002 includes $7.6 million from the issuance of long-term debt. During May 2001, we completed our IPO of 5,295,972 shares of common stock, of which we sold 4,750,000 shares, at $8.50 per share. Proceeds of the offering were used to repay all of the outstanding debt under our then outstanding senior credit facility, $10.0 million senior subordinated note and $1.0 million senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the IPO.

        We used cash primarily to fund the development and construction of new restaurants and expansion of existing restaurants. Net cash used in investing activities was $4.9 million, $11.2 million and $6.3 million for the years ended December 29, 2003, December 30, 2002 and December 31, 2001, respectively. Total capital expenditures were $8.9 million, $8.8 million and $2.8 million in 2003, 2002 and 2001, respectively. In October 2002, we purchased an existing restaurant in Dallas, Texas and converted it into a Smith & Wollensky restaurant. The purchase price for the property, including 2.3 acres of land, was $3.75 million. Part of the purchase price was financed through a $1.65 million promissory note from the owner. The property, which is located in the North Dallas area, has an approximately 12,700 square foot building with a seating capacity of 400. We opened the restaurant on March 17, 2003. On January 19, 2004, we opened our newest Smith & Wollensky unit in Houston, Texas. Other cash provided by / (used in) in investing activities consisted primarily of net proceeds from the sale of investments of $4.3 million for the year ended December 29, 2003, net purchases of investments of $2.0 million for the year ended December 30, 2002 and net purchases of investments of $3.4 million for the year ended December 31, 2001.

        Total capital expenditures are expected to be approximately $7.6 million in 2004 and will be used to complete the construction of our new restaurants in Houston, Texas and Boston, Massachusetts, and for general maintenance of existing restaurants. In January 2004 we opened a 400 seat Smith & Wollensky in Houston, Texas. We expect to open another Smith & Wollensky restaurant in late 2004 in Boston, Massachusetts. We expect the restaurant to have approximately 450 seats on four levels. Although we currently do not have any leases signed other than leases relating to our existing and planned locations and will not actively pursue new locations in 2005, we would consider opening a new Smith & Wollensky restaurant in a high caliber location under highly favorable investment terms. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions, and we expect to resume our new restaurant growth in 2006. As of December 29, 2003, the average cost of opening the last three Smith & Wollensky restaurants, net of landlord contributions, has been approximately $2.7 million, excluding the purchase of land and pre-opening costs. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Although our newest unit in Houston falls within this range, the restaurant we plan to open in Boston is expected to significantly exceed this range primarily because of its size. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

        In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bore interest at rates ranging from 9.0% to 12.0%. The final payment for these obligations was made in 2003. In addition, we assumed a mortgage on the Miami property that requires monthly interest and principal payments, expires in June 2004, and bears interest at 5.25% per year. We are currently in the process of renegotiating this mortgage. In addition, we assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.6 million and $1.7 million on December 29, 2003 and December 30, 2002, respectively.

        On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement we are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. We have borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $33,333 commencing June 30, 2003 over the term of the loan with a balloon payment of approximately $2.0 million on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by us to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. We did not draw down the remaining balance because, as an alternative to purchasing the land, we signed an amendment to our lease agreement, as discussed below. As a result of not drawing on the additional $10.0 million previously available to us under the $14.0 million secured term loan agreement, on September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At December 29, 2003 we were in compliance with all the financial covenants contained in this amended loan agreement.

        As discussed above, on April 29, 2003, we signed a second amendment to lease agreement ("Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the land. The Agreement, which has been accounted for as a capital lease, adjusts the annual fixed payment to $400,000 per year from May 1, 2003 to April 30, 2008 and to $860,000 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to us effective from May 1, 2003. We will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. We are required to make down payments on the purchase of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years we do not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years as of December 29, 2003 will be as follows:

Fiscal year	(dollar amounts in thousands)
2004	$269
2005	298
2006	328
2007	360
2008	123

$1,378

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

        On October 9, 2002, we purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. Part of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of SWRG. This loan bears interest at 8% per annum and requires annual principal payments of $550,000. The first installment was prepaid on March 4, 2003, and the subsequent two installments are due on October 9, 2004 and October 9, 2005, respectively. The promissory note is secured by a first mortgage relating to the Dallas property.

        On December 24, 2002 we entered into a $1.9 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement, the Company and Dallas S&W L.P., a wholly owned subsidiary, are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Of the $1.9 million borrowed by us under the agreement, $1.35 million was used for our new restaurant development program, and $550,000 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $15,833 for this loan over the term of the loan and a balloon payment of approximately $1.0 million on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The aggregate outstanding balance of this term loan was approximately $1.7 million as of December 29, 2003. At December 29, 2003 we were in compliance with the financial covenants contained in the amended loan agreement.

        On January 30, 2004 we entered into a $2.0 million secured line of credit facility with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement we are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Through S&W Las Vegas, we have the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. We are also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We may at anytime repay advances on this line without penalty. We are obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC.

        On March 17, 2004, we signed a first amendment to covenants agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. The amendment increased to $525,000 the amount that we may exclude from the determination of any of our covenants, under our term loans and line of credit facility, as a result of the tentative settlement of the legal dispute between the Company and Mondo's.

        During 2003, we incurred a net loss of $1.1 million, primarily related to the costs incurred for litigation and tentative settlement on a disputed lease matter and the costs incurred for the opening of a new restaurant in Dallas. We used cash during 2003 primarily for the purchase of property and equipment at our Dallas location and our Houston location. While we generated cash from operating activities of $3.7 million for the year ended December 29, 2003, cash of $4.9 million and $1.1 million was used for investing and financing activities, respectively, leaving us with cash and cash equivalents of approximately $1.9 million as of December 29, 2003. We currently project capital expenditures totaling approximately $7.6 million during 2004, primarily related to the completion of the new restaurant in Houston and the planned restaurant in Boston, which is scheduled for opening late in 2004. The Houston location was opened in January 2004. We incurred approximately $1.2 million in capital expenditures to complete this project during the first quarter of 2004.

        Because of these developments, we obtained a $2.0 million secured line of credit described above and borrowed approximately $1.7 million in the first quarter of 2004. We also commenced discussions with two commercial lenders for additional financing that we intend to finalize during the second quarter of 2004. We received a letter of intent from one of the lenders for additional funding totaling $2.0 million. We are renegotiating with the second commercial lender the mortgage related to the Miami restaurant property, which has a final principal payment of $958,000 due in June 2004. We intend to refinance and extend the payment schedule for this mortgage, and add an additional

$2.0 million of debt to this facility. The current loan agreements, including the new secured line of credit agreement, permit us to borrow additional funds up to $5.0 million.

        We believe that our cash and short-term investments on hand, funds received under the new $2.0 million secured line of credit facility, projected cash flow from operations, expected landlord construction contributions and the anticipated financing arrangements should be sufficient to finance our planned capital expenditures and operations throughout 2004, as well as allow us to meet our debt service obligations under our loan agreements. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations and upon the anticipated financing transactions described above. The inability to finalize the two new loan agreements in the second quarter of 2004, changes in our operating plans, lower than anticipated sales, increased expenses, or other events would cause us to seek alternative financing or cease our capital expenditure plans as early as June 2004. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

        The following table discloses aggregate information as of December 29, 2003 about our contractual obligations and the periods in which payments in respect of the obligations are due:

	PAYMENTS DUE BY PERIOD
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Minimum royalty payments licensing agreement(1)	$4,800	$800	$1,600	$1,600	$800	(2)
Minimum distributions management agreement(1)	$3,840	$480	$960	$960	$1,440
Minimum payments on employment agreements(1)	$4,161	$1,421	$2,740	$0	$0
Principal payments on long-term debt(1)	$8,220	$2,121	$1,832	$3,825	$442
Payments under capital lease(1)	$11,712	$669	$1,426	$1,590	$8,027
Minimum annual rental commitments(1)	$68,459	$3,859	$8,029	$7,293	$49,278

Total	$101,192	$9,350	$16,587	$15,268	$59,987

(1)
Please refer to the discussion in the "Liquidity and Capital Resources" section above and the Notes to Consolidated Financial Statements for additional disclosures regarding these obligations.

(2)
The license agreement is irrevocable and perpetual unless terminated in accordance with the terms of the agreement. See Notes to the Consolidated Financial Statements, Note 6.

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

Effect of New Accounting Standards

        In January 2003, FASB issued Interpretation No.46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. In December 2003, the FASB issued FIN 46-Revised (FIN 46-R) which clarified and replaced FIN-46. All variable interest entities, regardless of when created, are required to be evaluated under FIN 46-R no later than the quarter ended March 29, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, the following conditions exists—As a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. The Company is currently evaluating the impact of the application of this Interpretation and the effect it may have on our financial statements. The Company believes that at least one of its managed restaurants, which is owned by a separate partnership, could be considered a variable interest entity that may need to be consolidated. We believe that if such entity were to be consolidated, this entity would gross up our current assets by $745,000, non-current assets by $862,000, liabilities by $1.4 million, consolidated sales by approximately $10.2 million and restaurant operating costs by approximately $8.9 million for the period ending December 29, 2003, but the impact on the Company's net income would not be material.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. We are exposed to market fluctuations in the prices of various commodities. We closely monitor the potential impact of price changes in beef and, where appropriate, enter into contracts to protect margins for a portion of future sales. We use commodity instruments, such as futures and options, as cash flow hedges for beef purchases. We are hedging exposures to the price variability of beef for a maximum of 10 months. The amount recognized for transactions that no longer qualified as cash flow hedges was a loss of $77,000 for the year ending December 29, 2003.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.This statement requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. Certain provisions of this statement became effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the provisions that became effective had no material impact on the Company's financial statements, other than we were required to reclassify the costs associated with the early extinguishment of debt from an extraordinary item in our statement of operations to other expense. Through a staff position issued on November 7, 2003, the FASB deferred application of several provisions of SFAS No. 150 for specified mandatorily redeemable noncontrolling interests of all entities and for the classification and measurement provisions for such interests. The staff position also deferred measurement provisions for mandatorily noncontrolling interests that are redeemable prior to liquidation or termination of the subsidiary and that were issued before November 5, 2003. We believe that the implementation of the deferred provisions will not have a material impact on the Company's financial statements.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003 and quarters beginning after December 15, 2003. The implementation of this standard did have an effect on the Company's financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at December 29, 2003.

	Expected Maturity Date Fiscal Year Ended
Debt	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value December 29, 2003
	(Dollars in thousands)
Long-term variable rate	$936						$936	$936
Average interest rate							5.3%
Long-term fixed rate(1)	$1,185	$1,189	$643	$1,597	$2,228	$442	7,284	8,226
Average interest rate							6.7%

Total Debt							$8,220	$9,162

(1)
Does not include a $2.0 million secured line of credit facility entered into with Morgan Stanley Dean Witter Financial Services, Inc. on January 30, 2004. This loan will bear interest at a fixed rate of LIBOR plus 3% per annum.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the

"Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

        There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is set forth in SWRG's Notice of 2004 Annual Meeting of Stockholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is set forth in SWRG's Notice of 2004 Annual Meeting of Stockholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is set forth in SWRG's Notice of 2004 Annual Meeting of Stockholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is set forth in SWRG's Notice of 2004 Annual Meeting of Stockholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 15 is set forth in SWRG's Notice of 2004 Annual Meeting of Stockholders and Proxy Statement, and is incorporated herein by reference thereto.

PART IV

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)
REPORTS ON FORM 8-K

  Report on Form 8-K dated January 6, 2004 furnishing under Items 7 and 12 a copy of the Company's press release dated January 5, 2004, describing selected financial results of the Company for the quarter ended December 29, 2003.

  Report on Form 8-K dated January 12, 2004 furnishing under Item 9 describing selected information of the Company released at an investor conference on January 13, 2004.

  Report on Form 8-K dated March 15, 2004 furnishing under Items 7 and 12 a copy of the Company's press release dated March 11, 2004, describing selected financial results of the Company for the quarter ended and year ended December 29, 2003.

  Report on Form 8-K dated March 24, 2004 furnishing under Items 5, 7 and 12 a copy of the Company's press release dated March 23, 2004, announcing the tentative settlement of a legal dispute and describing selected financial results of the Company for the quarter ended and year ended December 29, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
By:	/s/ ALAN N. STILLMAN
	Name:	Alan N. Stillman
	Title:	Chief Executive Officer (Principal Executive Officer)
	Date:	March 26, 2004
By:	/s/ ALAN M. MANDEL
	Name:	Alan M. Mandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
	Date:	March 26, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN N. STILLMAN Alan N. Stillman	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004
/s/ JAMES M. DUNN James M. Dunn	President, Chief Operating Officer and Director	March 26, 2004
/s/ ALAN M. MANDEL Alan M. Mandel	Chief Financial Officer, Executive Vice President of Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 26, 2004
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 26, 2004

/s/ RICHARD S. LEFRAK Richard S. LeFrak	Director	March 26, 2004
/s/ RICHARD A. MANDELL Richard A. Mandell	Director	March 26, 2004
/s/ THOMAS H. LEE Thomas H. Lee	Director	March 26, 2004
/s/ JACOB BERMAN Jacob Berman	Director	March 26, 2004

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Table of Contents

Page
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of December 29, 2003 and December 30, 2002	F-3
Consolidated Statements of Operations for the fiscal years ended December 29, 2003, December 30, 2002 and December 31, 2001	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the fiscal years ended December 29, 2003, December 30, 2002 and December 31, 2001	F-5
Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2003, December 30, 2002 and December 31, 2001	F-6
Notes to Consolidated Financial Statements	F-7-F-32
Schedule II. Valuation and Qualifying Accounts	S-1

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

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of December 29, 2003 and December 30, 2002, and the results of their operations and their cash flows for the years ended December 29, 2003, December 30, 2002 and December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2(j) to the financial statements, the Company adopted FASB 142, "Goodwill and Other Intangible Assets" and FASB 144, "Accounting for the Impairment or Disposal of Long-lived Assets," as of January 1, 2002.

        KPMG LLP

New York, New York
March 17, 2004, except as to Note 19
which is as of March 24, 2004

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
(dollar amounts in thousands, except per share data)

	December 29, 2003	December 30, 2002
Assets
Current assets:
Cash and cash equivalents	$1,898	$4,158
Short-term investments	1,055	3,636
Accounts receivable, less allowance for doubtful accounts of $95 and $55 at December 29, 2003 and December 30, 2002, respectively	3,098	2,261
Merchandise inventory	4,589	3,578
Prepaid expenses and other current assets	729	1,465

Total current assets	11,369	15,098
Property and equipment, net	62,556	46,693
Goodwill, net	6,886	6,886
Licensing agreement, net	3,338	3,258
Management contract, net	729	829
Long-term investments	—	1,684
Other assets	3,863	3,407

Total assets	$88,741	$77,855

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,121	$1,157
Accounts payable and accrued expenses	11,085	8,851

Total current liabilities	13,206	10,008
Obligations under capital lease	9,991	—
Long-term debt, net of current portion	6,099	8,232
Deferred rent	6,008	5,209

Total liabilities	35,304	23,449
Stockholders' equity:
Common stock (par value $.01; authorized 40,000,000 shares; 9,376,249 and 9,354,266 shares issued and outstanding at December 29, 2003 and December 30, 2002, respectively)	94	94
Additional paid-in capital	69,940	69,854
Accumulated deficit	(16,613)	(15,491)
Accumulated other comprehensive income (loss)	16	(51)

	53,437	54,406

Commitments and contingencies
Total liabilities and stockholders' equity	$88,741	$77,855

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts)

Years ended December 29, 2003, December 30, 2002 and December 31, 2001

	December 29, 2003	December 30, 2002	December 31, 2001
Owned restaurant sales	$93,326	$77,310	$70,619
Cost of owned restaurant sales:
Food and beverage costs	29,405	22,500	20,684
Salaries and related benefit expenses	26,405	23,031	21,408
Restaurant operating expenses	15,349	12,186	11,073
Occupancy and related expenses	4,859	5,932	5,297
Marketing and promotional expenses	3,719	3,241	3,359
Depreciation and amortization expenses	3,781	3,268	3,015
Charge to close owned restaurant	—	—	67
Write-off of site development costs	—	—	283

Total cost of owned restaurant sales	83,518	70,158	65,186

Income from owned restaurant operations	9,808	7,152	5,433
Management fee income	2,182	2,407	2,433
Reserve on receivable from managed restaurants	—	—	(300)
Charge for investment in managed restaurants	—	(722)	—

Income from owned and managed restaurants	11,990	8,837	7,566
General and administrative expenses	10,537	9,573	8,751
Royalty expense	1,418	1,089	967
Loss on early retirement of debt	—	—	1,081
Goodwill impairment	—	75	—

Operating income (loss)	35	(1,900)	(3,233)

Interest expense	(991)	(242)	(1,193)
Amortization of deferred debt financing costs	(59)	(9)	(113)
Interest income	99	193	199

Interest expense net of interest income	(951)	(58)	(1,107)

Loss before provision for income taxes	(916)	(1,958)	(4,340)
Provision (benefit) for income taxes	206	169	(45)

Net loss	(1,122)	(2,127)	(4,295)
Accrual of dividends and amortization of issuance costs of preferred shares	—	—	(620)

Net loss applicable to common shares	$(1,122)	$(2,127)	$(4,915)

Loss applicable to common shares:
Basic and diluted	$(0.12)	$(0.23)	$(0.72)

Weighted average common shares outstanding:
Basic and diluted	9,364,075	9,354,266	6,903,905

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(dollar amounts in thousands)

Years ended December 29, 2003, December 30, 2002 and December 31, 2001

	Common stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Accumulated Deficit		Stockholders' equity
	Shares	Amount
Balance at January 1, 2001	3,083,930	$31	$10,103	$(9,069)	—	$1,065
Accrued dividends on preferred shares			(524)			(524)
Amortization of issuance costs on preferred shares			(96)			(96)
Net proceeds from initial public offering	4,750,000	48	36,075			36,123
Conversion of $24,710 of convertible redeemable preferred stock into 1,448,499 shares of common stock	1,448,499	14	24,696			24,710
Exercise of warrants and write-off of original issue discount on warrants	71,837	1	(400)			(399)
Net loss				(4,295)	—	(4,295)

Balance at December 31, 2001	9,354,266	$94	$69,854	$(13,364)	—	$56,584
Comprehensive loss on investments, net of tax effect				—	(51)	(51)
Net loss				(2,127)	—	(2,127)

Total comprehensive loss						(2,178)

Balance at December 30, 2002	9,354,266	$94	$69,854	$(15,491)	$(51)	$54,406
Stock options exercised	21,983		86			86
Comprehensive income on investments, net of tax effect					67	67
Net loss				(1,122)		(1,122)

Total comprehensive loss						(1,055)

Balance at December 29, 2003	9,376,249	$94	$69,940	$(16,613)	$16	$53,437

See accompanying notes to consolidated financial statements

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(dollar amounts in thousands)

Years ended December 29, 2003, December 30, 2002 and December 31, 2001

	December 29, 2003	December 30, 2002	December 31, 2001
Cash flows from operating activities:
Net loss	$(1,122)	$(2,127)	$(4,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,201	3,710	3,818
Amortization of debt discount	59	—	33
Charge to close owned restaurant	—	—	67
Charge for investment in managed restaurants	—	722	—
Accretive interest on capital lease obligation	94	—	—
Goodwill impairment	—	75	—
Loss on early retirement of debt	—	—	1,081
Changes in operating assets and liabilities:
Accounts receivable	(837)	1,014	(1,336)
Merchandise inventory	(1,011)	(523)	441
Prepaid expenses and other current assets	736	(417)	(568)
Other assets	(432)	(553)	(170)
Accounts payable and accrued expenses	2,234	1,353	(2,116)
Deferred rent	(175)	232	385

Net cash provided by (used in) operating activities	3,747	3,486	(2,660)
Cash flows from investing activities:
Purchase of property and equipment	(8,887)	(8,755)	(2,834)
Purchase of nondepreciable assets	(145)	(271)	(76)
Purchase of investments	(3,447)	(27,574)	(3,410)
Proceeds from sale of investments	7,779	25,607	—
Payments under licensing agreement	(224)	(219)	—
Payments under management contract	—	—	—

Cash flows used in investing activities	(4,924)	(11,212)	(6,320)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	7,550	—
Principal payments of long-term debt	(1,169)	(227)	(22,502)
Net proceeds from exercise of options	86	—	—
Net proceeds from initial public offering	—	—	36,123
Premium payment on early retirement of debt	—	—	(450)

Cash flows provided by (used in) financing activities	(1,083)	7,323	13,171

Net change in cash and cash equivalents	(2,260)	(403)	4,191
Cash and cash equivalents at beginning of period	4,158	4,561	370

Cash and cash equivalents at end of period	$1,898	$4,158	$4,561

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,025	$230	$1,932

Income Taxes	$213	$302	$245

Noncash investing and financing activities:
Accrued dividends on preferred shares	—	—	$524

Amortization of issuance costs on preferred shares	—	—	$96

Assets under capital lease	$9,898	—	—

Obligations under capital lease	$9,991	—	—

Capitalization of deferred rent	$942	—	—

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements December 29, 2003 and December 30, 2002
(in thousands, except shares and per share/unit amounts)

(1)    Organization and Description of Business

        The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively,"SWRG" or the "Company") operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At December 29, 2003, SWRG owned and operated eleven restaurants, including eight Smith & Wollensky restaurants, and managed five restaurants.

        SWRG was incorporated in Delaware in October 1997. Prior to October 1997, SWRG's operations were conducted through The New York Restaurant Group, LLC ("NYRG") it's predecessor limited liability company. During October 1997, NYRG merged with SWRG. SWRG completed an initial public offering ("IPO") of 5,295,972 shares of common stock in May 2001, of which SWRG sold 4,750,000 shares, at $8.50 per share. Proceeds of the IPO were used to redeem all of the outstanding debt under SWRG's senior credit facility, a $10,000 senior subordinated note and a $1,000 senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the IPO. All shares of convertible redeemable preferred stock outstanding automatically converted into 1,448,499 shares of common stock upon the closing of SWRG's IPO. On June 14, 2001, Magnetite, the party that held a $10,000 senior subordinated note, exercised its warrant to purchase 71,837 shares of common stock at $.01 per share via a cashless exercise. In connection with the exercise, SWRG wrote-off the remaining unamortized fair value of these warrants to additional paid in capital.

        During 2003, the Company incurred a net loss of $1,122, primarily related to the costs incurred for litigation and tentative settlement on a disputed lease matter and the costs incurred for the opening of a new restaurant in Dallas. The Company used cash during 2003 primarily for the purchase of property and equipment at its Dallas location and its Houston location. While the Company generated cash from operating activities of $3,747 for the year ended December 29, 2003, cash of $4,924 and $1,083 was used for investing and financing activities, respectively, leaving the Company with cash and cash equivalents of approximately $1,898 as of December 29, 2003. The Company currently projects capital expenditures totaling approximately $7,600 during 2004, primarily related to the completion of the new restaurant in Houston and the planned restaurant in Boston, which is scheduled for opening late in 2004. The Houston location was opened in January 2004. The Company incurred approximately $1,200 in capital expenditures to complete this project during the first quarter of 2004.

        Because of these developments, the Company obtained a $2,000 secured line of credit from a bank to be used for general corporate purposes and borrowed approximately $1,700 in the first quarter of 2004. The Company has also commenced discussions with two commercial lenders for additional financing that the Company intends to finalize during the second quarter of 2004. The Company has received a letter of intent from one of the lenders for additional funding totaling $2,000.The Company is renegotiating with the second commercial lender the mortgage related to the Miami restaurant property, which has a final principal payment of $958 due in June 2004. The Company intends to refinance and extend the payment schedule for this mortgage, and add an additional $2,000 of debt to this facility. The current loan agreements, including the new secured line of credit agreement, permit the Company to borrow additional funds up to $5,000.

        The Company believes that its cash and short-term investments on hand, funds received under the new $2,000 secured line of credit facility, projected cash flow from operations, expected landlord construction contributions and the anticipated financing arrangements should be sufficient to finance the Company's planned capital expenditures and operations throughout 2004, as well as allow the

Company to meet its debt service obligations under the Company's loan agreements. The Company's cash resources, and therefore its liquidity, are dependent upon the level of internally generated cash from operations and upon the anticipated financing transactions described above. The inability to finalize the two new loan agreements in the second quarter of 2004, changes in the Company's operating plans, lower than anticipated sales, increased expenses, or other events would cause the Company to seek alternative financing or cease its capital expenditure plans as early as June 2004. While the Company would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to the Company.

(2)    Summary of Significant Accounting Policies

  (a) Reporting Period

        SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The periods ended December 29, 2003 (Fiscal 2003), December 30, 2002 (Fiscal 2002) and December 31, 2001 (Fiscal 2001) each had a 52-week reporting period.

  (b) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of SWRG after elimination of all material intercompany balances and transactions.

  (c) Cash and Cash Equivalents

        SWRG had cash and cash equivalents of $1,898 and $4,158 as of December 29, 2003 and December 30, 2002, consisting of cash and overnight repurchase agreements, certificates of deposit with an initial term of less than three months and $250 in restricted cash in an escrow account as of December 29, 2003 and December 30, 2002, respectively.

  (d) Accounts Receivable

        Accounts receivable consists primarily of bank credit card accounts receivable, management fees receivable and other miscellaneous receivables.

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

  (g) Investment Securities

        Investment securities at December 29, 2003 consist of corporate bonds, equity securities, futures and options. SWRG classifies its debt and equity securities as available for sale securities. The securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholder's equity until realized. There were no material unrealized holding gains or losses as of December 29, 2003. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

        A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, SWRG considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

        Premiums and discounts are amortized or accreted over the life of the related available for sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

  (h) Property and Equipment

        Property and equipment is stated at cost. Landlord allowances for leasehold improvements, furniture, fixtures and equipment are offset against the related property and equipment accounts. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements and rights are amortized on the straight-line basis over the shorter of the lease term (assuming renewal options) or the estimated useful life of the asset. Rent incurred during the construction period for a restaurant is capitalized as a leasehold improvement. The estimated useful lives are as follows:

Building and building improvements	30 years
Machinery and equipment	5 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	5 to 25 years
Leasehold rights	25 years

  (i) Artwork

        SWRG purchases artwork and antiques for display in its restaurants. SWRG does not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and SWRG has the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets.

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

        Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over thirty years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The pro forma impact on SWRG's operating loss and net loss in 2001 for the amortization of goodwill amounted to $291 and the resulting impact on net loss per common share amounted to $.04 per share. All other intangible assets were amortized on a straight-line basis from ten to thirty years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting SWRG's average cost of funds.

        In December 2002, SWRG recorded an impairment of goodwill of $75 during 2002 related to its Mrs. Parks Management Company reporting unit. This impairment resulted from the closing of the Park Avenue Café restaurant in Chicago by the Doubletree Hotel and the lower than anticipated future cash flow for SWRG. For the remainder of SWRG's reporting units with goodwill, the fair value of each reporting unit is in excess of the recorded carrying value. The net carrying value of goodwill as of December 29, 2003 and December 30, 2002 was $6,886, respectively, net of accumulated amortization of $1,740 as of December 29, 2003 and December 30, 2002, respectively.

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

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

        The cost of the acquisition of the management contract for the Maloney & Porcelli restaurant in New York City amounting to $1,500 is being amortized over the fifteen-year period of the underlying operating lease, using the straight-line method. The accumulated amortization as of December 29, 2003 and December 30, 2002 was $771 and $671, respectively.

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

        Amortization expense of goodwill and intangible assets aggregated $343, $332 and $630 in Fiscal 2003, 2002 and 2001, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

  (k) Deferred Rent

        SWRG records rental expense on a straight-line basis over the base, non-cancelable lease term. Any difference between the calculated expense and the amounts actually paid are reflected as a liability in other liabilities in the consolidated balance sheets and totaled approximately $6,008 and $5,209 at December 29, 2003 and December 30, 2002, respectively.

  (l) Marketing and Promotional Expenses

        Marketing and promotional expenses in the accompanying consolidated statements of operations include advertising expenses of $1,323, $1,229 and $1,814 for Fiscal 2003, 2002 and 2001, respectively. Marketing and promotional costs are recorded as expense in the period incurred.

  (m) Pre-Opening Costs

        Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

  (n) Debt Financing Costs

        Deferred debt financing costs, which were included in other assets (Note 7), relate to costs incurred in connection with bank borrowings and other long-term debt and are amortized over the term of the related borrowings. Amortization expense of deferred financing costs was $59, $9 and $113 in Fiscal 2003, 2002 and 2001, respectively.

  (o) Income Taxes

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

  (p) Stock Option Plan

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

	December 29, 2003	December 30, 2002	December 31, 2001
Net loss, as reported	$(1,122)	(2,127)	(4,295)
Add stock-based employee compensation expense included in reported net loss	50	(8)	45
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(612)	(334)	(77)

Pro forma net loss	$(1,684)	(2,469)	(4,327)

Per common share—basic and diluted
Pro forma net loss	$(0.18)	(0.26)	(0.63)

Weighted average common shares outstanding:
Basic and diluted	9,364,075	9,354,266	6,903,905

  (q) Use of Estimates

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

  (r) Fair Value of Financial Instruments

        The carrying value of SWRG's accounts receivable and accounts payable approximate their fair values based on the short-term nature of such items. The carrying value of the mortgage included in long-term debt approximates fair value since the interest rate is variable at terms currently available to SWRG. The fair value of the term loans and promissory notes was estimated using a discounted cash flow analysis based on SWRG's incremental borrowing rate. The fair value of the term loans and promissory note at December 29, 2003 was approximately $8,200. Fair value of investments is determined by the most recently traded price of each security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

  (s) Revenue Recognition

        Sales from owned restaurants are recognized as revenue at the point of the delivery of meals and services. Management fee income is recognized as the related management fee is earned, pursuant to the respective agreements.

  (t) Effect of New Accounting Standards

        In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. In December 2003, the FASB issued FIN 46-Revised (FIN 46-R) which clarified and replaced FIN-46. All variable interest entities, regardless of when created, are required to be evaluated under FIN 46-R no later than the quarter ended March 29, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, the following conditions exists—As a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG is currently evaluating the impact of the application of this Interpretation and the effect it may have on SWRG's financial statements. SWRG believes that at least one of its managed restaurants, which is owned by a separate partnership, could be considered a variable interest entity that may need to be consolidated. SWRG believes that if such entity were to be consolidated, this entity would gross up SWRG's current assets by $745, non-current assets by $862, liabilities by $1,444, consolidated sales by approximately $10,174 and restaurant operating costs by approximately $8,872 for the period ending December 29,2003, but the impact on SWRG's net income would not be material.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. SWRG is exposed to market fluctuations in the prices of various commodities. SWRG closely monitors the potential impacts of price changes in beef and, where appropriate, enters into contracts to protect margins for a portion of future sales. SWRG uses commodity instruments, such as futures and options, as cash flow hedges for beef purchases. SWRG is hedging exposures to the price variability of beef for a maximum of 10 months. The amount recognized for transactions that did not qualify as cash flow hedges was a loss of $77 for the year ending December 29, 2003.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.This statement requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. Certain provisions of this statement became effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the provisions that became effective had no material impact on SWRG's financial statements, other than SWRG was required to reclassify the costs associated with the early extinguishment of debt from an extraordinary item in the Statement of Operations to other expense. Through a staff position issued on November 7, 2003, the FASB deferred application of several provisions of SFAS No. 150 for specified mandatorily redeemable noncontrolling interests of all entities and for the classification and measurement provisions for such interests. The staff position also deferred measurement provisions for mandatorily noncontrolling interests that are redeemable prior to liquidation or termination of the subsidiary and that were issued before November 5, 2003. SWRG believes that the implementation of the deferred provisions will not have a material impact on SWRG's financial statements.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003 and quarters beginning after December 15, 2003. The implementation of this standard did have an effect on SWRG's financial statements and related disclosures.

  (u) Reclassifications

        Certain reclassifications have been made to the prior period consolidated financial statements to conform them to current presentation.

(3)    Net Loss Per Common Share

        SWRG calculates earnings (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share are computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per common share for Fiscal 2003, Fiscal 2002 and Fiscal 2001 are the same as basic net loss per common share due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants. Such options, warrants and convertible preferred shares amounted to 757,783, 726,033 and 728,016 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The preferred shares were converted into common stock simultaneously with SWRG's IPO.

        The following table sets forth the calculation for earnings per share on a weighted average basis:

	December 29, 2003	December 30, 2002	December 31, 2001
Numerator:
Loss before accrual of dividends and amortization of issuance costs of preferred shares	$(1,122)	$(2,127)	$(4,295)
Less: Accrual of dividends and amortization of issuance costs of preferred shares	—	—	(620)

Net loss available to common stockholders	$(1,122)	$(2,127)	$(4,915)

	Total Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares
Denominator:
Beginning Common Shares	3,083,930	3,083,930	3,083,930	3,083,930
Conversion of Preferred Stock on May 23, 2001	1,448,499	1,448,499	1,448,499	883,444
Initial Public Offering on May 23, 2001	4,750,000	4,750,000	4,750,000	2,896,978
Warrants exercised on June 14, 2001	71,837	71,837	71,837	39,553
Weighted average common shares outstanding:
Options exercised during 2003	21,983	9,809	—	—

Basic and diluted(1)		9,364,075	9,354,266	6,903,905

Per common share—basic and diluted:
Net loss available to common stockholders		$(0.12)	$(0.23)	$(.72)

(1)
Dilutive shares and basic shares are the same due to the antidilutive effect of the assumed conversion of preferred shares and exercise of stock options and warrants.

(4)    Investment Securities

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt securities by major security type and class of security at December 29, 2003 and December 30, 2002 were as follows:

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 29, 2003 Available for sale—short-term:
Corporate debt securities	$600	—	(30)	570
Equity securities	435	46	—	481
Futures and options	4	—	—	4

	$1,039	46	(30)	1,055

At December 30, 2002 Available for sale—short-term:
Corporate debt securities	$1,955	—	(44)	1,911
Equity securities	1,725	—	—	1,725

	$3,680	—	(44)	3,636

At December 30, 2002 Available for sale—long-term:
Corporate debt securities	$1,581	22	(37)	1,566
Equity securities	110	8	—	118

	$1,691	30	(37)	1,684

        Maturities of debt securities classified as available for sale were as follows at December 29, 2003:

	Amortized Cost	Fair value
Available for sale:
Due after one year through five years	$—	—
Due after five years through ten years	600	570
Equity securities	435	481
Futures and options	4	4

	$1,039	1,055

        Proceeds from the sale of investment securities available for sale were $7,779 and $25,607 in 2003 and 2002, respectively and gross realized gains (losses) included in general and administrative expenses in 2003 and 2002 were ($53) and $42, respectively.

(5)    Property and Equipment

            Property and equipment consists of the following:

	Dec. 29, 2003	Dec. 30, 2002
Land	$13,115	$3,217
Building and building improvements	7,317	5,567
Machinery and equipment	9,639	8,618
Furniture and fixtures	7,080	6,300
Leasehold improvements	39,579	35,026
Leasehold rights	3,376	3,376
Construction-in-progress	4,787	3,026

	84,893	65,130
Less accumulated depreciation and amortization	(22,337)	(18,437)

	$62,556	$46,693

        Land includes $9.9 million of assets under captial lease (note 11). Depreciation and amortization expense of property and equipment was $3,850, $3,369 and $3,074 in Fiscal 2003, 2002 and 2001, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. In connection with SWRG's assets under construction in 2003 and 2002, SWRG has capitalized $111 and $30 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost.

(6)    Licensing Agreement

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

        There are future minimum royalty payments relating to (ii) and (iii) above which are as follows:

Fiscal year:
2004	$800
2005	800
2006	800
2007	800
2008	800
2009 and each year thereafter	800

        During Fiscal 2003 and 2002, SWRG paid $224 and $219, respectively, in connection with the opening of Smith & Wollensky units in Dallas, Texas and Columbus, Ohio.

(7)    Management Agreements

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

        The Maloney Agreement requires that SWRG make the following minimum distributions to the restaurant owner, after payment of SWRG's management fee:

Fiscal year:
2004	$480
2005	480
2006	480
2007	480
2008	480
Thereafter	1,440

        Prior to December 2002, SWRG operated Park Avenue Café in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a sub-management agreement (the "Doubletree Agreement"). SWRG received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership ("HSR"), the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Café restaurant in Chicago and discontinued SWRG's requirement to provide other food and beverage department service for the Doubletree. As a result, SWRG no longer receives the fees described above. During the three-month period ended March 31, 2003, SWRG reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires SWRG to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support SWRG receives an annual fee of $50. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31. The change in this agreement resulted in a lower than anticipated future cash flow for SWRG under the terms of the Doubletree Agreement. The change required SWRG to reassess the fair value of its goodwill, which resulted in an impairment charge of $75 (see Note 2(j) for further information).

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

        On December 31, 2003 SWRG and Parade 59 Restaurant LLC ("Manager"), an entity SWRG controls, amended the ONEc.p.s. Agreement with Plaza Operating Partners, Ltd. ("Owner"). Effective January 1, 2004, Owner agreed to pay Manager $50 per quarter as a minimum base management fee. The minimum base management fee will be credited against any management fee that Manager earns under the ONEc.p.s Agreement. This amendment also gives either party the right to fund or refuse to fund any necessary working capital requirements. SWRG has notified the other party to this agreement of its unwillingness to fund any future working capital requirements. Since the notification, the other party has funded all working capital requirements. If neither party is willing to fund the required additional working capital contributions, as defined, then either party may terminate the ONEc.p.s. Agreement.

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

(8)    Other Assets

        Other assets consist of the following:

	Dec. 29, 2003	Dec. 30, 2002
Artwork—nondepreciable assets	$1,954	$1,809
Smallwares(a)	817	600
Deferred debt financing costs(b)	257	267
Deposits	540	354
Other	295	377

	$3,863	$3,407

(a)
Smallwares consist of tableware, supplies and other miscellaneous items.

(b)
Deferred debt financing costs are being amortized over the term of the appropriate agreements.

(9)    Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	Dec. 29, 2003	Dec. 30, 2002
Accounts payable	$4,628	$3,152
Accrued rent and real estate taxes	661	404
Sales taxes payable	637	434
Accrued payroll and payroll taxes	1,912	1,872
Gift certificates payable	655	550
Medical insurance claims payable	532	614
Litigation settlement payable	525
Due to related parties	451	379
Other accrued expenses	1,084	1,446

	$11,085	$8,851

(10)    Long-Term Debt

        Long-term debt consists of the following:

	Dec. 29, 2003	Dec. 30, 2002
Term loan(a)	$3,767	$4,000
Term loan(b)	1,710	1,900
Promissory note(c)	1,100	1,650
Other(d)	1,643	1,839

	8,220	9,389
Less current portion	2,121	1,157

	$6,099	$8,232

a.
On August 23, 2002 SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC ("Borrower"). SWRG, through the Borrower, has borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan pursuant to terms of the agreement bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of approximately $33 commencing June 30, 2003 over the term of the loan with a balloon payment of approximately $2,033 on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. The balance of the funds available under the agreement would have enabled SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. SWRG did not draw down the remaining balance because, as an alternative to purchasing the land, SWRG signed an amendment to its lease agreement, as discussed in Note 10. As a result of not drawing on the additional $10.0 million previously available to SWRG under the $14.0 million secured term loan agreement, on September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At December 29, 2003 SWRG was in compliance with all the financial covenants contained in this amended loan agreement.

b.
On December 24, 2002 SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement SWRG and Dallas S&W L.P., a wholly owned subsidiary of SWRG, are the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million was used for SWRG's new restaurant development program, and $550 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described below. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of $16 for this loan over the term of the loan and a balloon payment of approximately $966 on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At December 29, 2003 SWRG was in compliance with all the financial covenants contained in the amended loan agreement.

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

d.
In Fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky—Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG was obligated to make quarterly and annual payments over a six-year period. These obligations generally bore interest at rates ranging from 9% to 12%. The final payment for these obligations was made in 2003. The aggregate balance outstanding at December 30, 2002 was $110. In addition, SWRG assumed a mortgage on the property that requires monthly payments, with a final principal payment of $958 in June 2004. The mortgage bears interest at 5.25%. SWRG also assumed a loan payable to a financing institution that requires monthly payments through the year 2014, and bears interest at 7.67%. The aggregate balance of the mortgage and loan payable outstanding at December 29, 2003 and December 30, 2002 was $1,643 and $1,729, respectively.

        Principal payments on long-term debt are as follows:

Fiscal year:
2004	$2,121
2005	1,189
2006	643
2007	1,597
2008	2,228
Thereafter	442

$8,220

(11)    Capital Lease Obligation

        On April 29, 2003, SWRG signed a second amendment to its lease agreement (the "Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property for the Las Vegas restaurant. The Agreement, which is being treated as a capital lease, adjusts the annual fixed payment to $400 per year from May 1, 2003 to April 30, 2008 and to $860 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to SWRG effective May 1, 2003. SWRG will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price is approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million by the fifth year. SWRG is required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years SWRG does not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years as of December 29, 2003 will be as follows:

Fiscal year
2004	$269
2005	298
2006	328
2007	360
2008	123

$1,378

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

(12)    Restaurant Related Commitments

        All of SWRG's owned restaurants operate in leased premises, with the exception of the Smith & Wollensky locations in New Orleans and Dallas, which are owned properties. Remaining lease terms range from approximately 4 to 25 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such leases and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at December 29, 2003 and December 30, 2002 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $6,008 and $5,209, respectively.

        Future minimum annual rental commitments under all leases are as follows:

Fiscal year:
2004	$3,859
2005	4,096
2006	3,933
2007	3,596
2008	3,697
Thereafter	49,278

$68,459

        SWRG is contingently liable under letters of credit aggregating $151 at December 29, 2003 and December 30, 2002, respectively, for deposits with the landlord of one of its restaurants and the corporate office.

        Rental expense consists of the following:

	Fiscal
	2003	2002	2001
Minimum rentals	$3,766	$4,830	$4,491
Contingent rentals	533	794	613

	$4,299	$5,624	$5,104

(13)    Income Taxes

        The income tax provision for Fiscal 2003 and Fiscal 2002 represents certain state and local taxes. The provision (benefit) for income taxes consists of the following:

	Fiscal
	2003	2002	2001
Federal:
Current	$—	$—	$—
State and local:
Current	206	169	(45)

	$206	$169	$(45)

        Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Computed "expected" tax benefit	$(311)	$(666)	$(1,380)
Increase (reduction) in income taxes resulting from:
Change in the beginning of the year valuation allowance for deferred tax assets	(120)	2,577	1,125
State and local income taxes, net of federal income tax benefit	136	110	155
Tax credits	(516)	(1,599)	(86)
Nondeductible goodwill amortization	—	—	100
Nondeductible expenses	95	57	41
Other, net	922	(310)	—

	$206	$169	$(45)

        The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are presented below:

	Dec 29, 2003	Dec 31, 2002
Deferred tax assets:
Federal net operating loss carryforwards	$2,759	$2,972
State net operating loss carryforwards	102	94
AMT credit carryforward	206	206
Deferred rent	1,909	2,026
Accrued expenses	295	—
Historic rehabilitation and enterprise zone credits	924	924
FICA tax credits	2,436	1,919
Property and equipment principally due to difference in depreciation and amortization	—	423

	8,631	8,564
Less valuation allowance	8,354	8,474

Deferred tax liabilities:	277	90
Tax accounts payable and accrued expenses in excess of book	—	(90)
Property and equipment principally due to difference in depreciation and amortization	(277)	—

Net deferred tax assets	$—	$—

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

        As of December 29, 2003, SWRG has available $3,565 in tax credits, which are available under certain circumstances to reduce income taxes due, and approximately $9,100 in federal and state net operating loss carryforwards, which are available to offset future taxable income in certain states. These credits and net operating loss carryforwards will expire in various years from 2010 to 2023 and may be subject to certain annual limitations.

(14)    Common Stock

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

        The maximum number of shares of Common Stock available for issuance under the 2001 Stock Incentive Plan is 583,333 shares, increased by 4% of the total number of issued and outstanding shares of Common Stock (including shares held in treasury) as of the close of business on December 31 of the preceding year on each January 1, beginning with January 1, 2002, during the term of the 2001 Stock Incentive Plan. However, the number of shares available for all grants under the 2001 Stock Incentive Plan is limited to 11% of SWRG's issued and outstanding shares of capital stock on a fully-diluted basis. Accordingly, the maximum number of options to purchase shares of Common Stock available for issuance in 2004 is approximately 357,000 shares. In addition options may not be granted to any individual with respect to more than 500,000 total shares of Common Stock in any single taxable year (taking into account options that were terminated, repriced, or otherwise adjusted during such taxable year).

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

        In June and July 2003, SWRG granted options to purchase 127,000 shares of common stock under the 2001 Stock Incentive Plan. The weighted average exercise price of the options granted was $5.05 per share, the estimated fair market value of the underlying common shares at the date of grant. Each option granted in June and July 2003 will vest over a period of five years. As of December 29, 2003, options to purchase 757,783 shares of common stock were outstanding under the 2001 Stock Incentive Plan.

        Activity relating to SWRG's option plans was as follows:

	Number of options	Weighted average exercise price per share of common stock
Options outstanding at January 1, 2001	148,066	$10.65
Options granted during Fiscal 2001	580,833	7.29
Options forfeited	(883)	11.66

Options outstanding at December 31, 2001	728,016	7.97
Option exchange program—cancelled	(445,800)	9.39
Option exchange program—issued	445,800	3.97
Options granted during Fiscal 2002	8,900	3.88
Options forfeited during Fiscal 2002	(10,883)	5.47

Options outstanding at December 30, 2002	726,033	4.56
Options forfeited during Fiscal 2003	(73,267)	5.64
Options granted during Fiscal 2003	127,000	5.05
Options exercised during Fiscal 2003	(21,983)	3.91

Options outstanding at December 29, 2003	757,783	$4.56

        As of December 29, 2003, the weighted average remaining contractual life of options outstanding was seven years. As of December 29, 2003, there were approximately 326,000 options exercisable at a range of $3.88 to $5.70 per share.

(15)    Related Party Transactions

        SWRG manages the Smith & Wollensky restaurant in New York City, and receives annual management fees of 2.3% of restaurant sales. Certain shareholders and an officer of SWRG are also limited partners of St. James, which owns the Smith & Wollensky restaurant in New York and the Names in the reserved territory, as well as general and limited partners of MW Realty Associates, which owns the property on which the Smith & Wollensky restaurant is located. An affiliate of the Company's Chairman is a general and limited partner of St. James and MW Realty Associates. Management fee revenue relating to this agreement amounted to approximately $547, $564 and $556 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

        Pursuant to the Licensing Agreement with St. James, SWRG obtained the rights and license to use the Names for $2,500. The agreement also provides for additional payments to St. James relating to new restaurant openings and also contains a provision for the payment of a specified termination fee. During Fiscal 2003 and 2002, SWRG paid $224 and $219, respectively, in connection with the opening of Smith & Wollensky units in Dallas, Texas and Columbus, Ohio. In addition, SWRG must pay a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, as defined, subject to certain annual minimums. During Fiscal 2003 and 2002, SWRG paid royalty fees of $1,418 and $1,089, respectively.

        One of SWRG's directors has also provided consulting services to SWRG since 1997 on an at-will basis for which he receives $500 per day plus reimbursement for out-of-pocket expenses. In Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company paid an aggregate of $165, $156 and $142, respectively, for such consulting services.

(16)    Benefit Plan

        SWRG offers a 401(k) retirement savings plan to all full-time employees age 21 or older upon completing six-months of service (500 hours in any 6-month period). Employees may contribute a percentage of their gross salaries as defined in the plan, subject to limits prescribed by the IRS. SWRG contributions are at the discretion of the board of directors. Participants contributions and earnings are fully vested, SWRG contributions and earnings vest ratably over five years. For Fiscal 2003, Fiscal 2002 and Fiscal 2001, SWRG contributions to the plan amounted to approximately $89, $87 and $74, respectively.

(17)    Legal Matters

        On or about September 5, 2001, Mondo's of Scottsdale, L.C. ("Mondo's") filed a suit against SWRG alleging that it had entered into an agreement to purchase all of the leasehold interest in, and certain fixtures and equipment located at, Mondo's restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and had been set to go to jury trial in March 2004. The plaintiff requested damages of approximately $2.0 million. SWRG was vigorously contesting this suit. Management believed based on advice from local counsel that SWRG had a significant likelihood of prevailing in the suit and that the risk of loss was not probable. SWRG had established a reserve of $125 as of March 11, 2004, the date on which SWRG reported its results for 2003. Subsequently, the parties tentatively agreed to settle the matter for $525. This subsequent event caused SWRG to refine its previous accrual of $125 for the liability in this matter, which had been included in SWRG's financial results announced on March 11, 2004. Accordingly, SWRG recorded an additional $400 for this non-recurring charge.

        SWRG is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG's consolidated financial position, results of operations or liquidity.

(18)    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations:

	March 31, 2003	June 30, 2003	September 29, 2003	December 29, 2003
Owned restaurant sales	$22,992	$23,679	$21,073	$25,582
Management fee income	508	504	331	839
Operating income (loss)	204	549	(1,235)	517

Net income (loss) applicable to common shares	$58	$215	$(1,630)	$235

Net income (loss) per common shares: Basic	$0.01	$0.02	$(0.17)	$0.03

Diluted	$0.01	$0.02	$(0.17)	$0.02

Weighted average shares used in computing net loss per share: Basic	9,354,266	9,354,481	9,371,907	9,375,664

Diluted	9,529,151	9,806,731	9,371,907	10,071,452

	April 1, 2002	July 1, 2002	September 30, 2002	December 30, 2002
Owned restaurant sales	$19,517	$18,725	$17,213	$21,855
Management fee income	621	641	502	643
Operating income (loss)	742	(399)	(2,767)	523

Net income (loss) applicable to common shares	$710	$(459)	$(2,839)	$461

Net income (loss) per common shares-basic and diluted	$0.08	$(0.05)	$(0.30)	$0.05

Weighted average shares used in computing net loss per share,
Basic	9,354,266	9,354,266	9,354,266	9,354,266

Diluted	9,354,266	9,354,266	9,354,266	9,669,058

(19)    Subsequent Events

        On December 31, 2003 SWRG and Parade 59 Restaurant LLC ("Manager"), an entity SWRG controls, amended the ONEc.p.s. Agreement with Plaza Operating Partners, Ltd. ("Owner"). Effective

January 1, 2004, Owner agreed to pay Manager $50 per quarter as a minimum base management fee. The minimum base management fee will be credited against any management fee that Manager earns under the ONEc.p.s. Agreement. This amendment also gives either party the right to fund or refuse to fund any necessary working capital requirements. If neither party is willing to fund the required additional working capital contributions, as defined, then either party may terminate the ONEc.p.s. Agreement.

        On January 30, 2004 SWRG entered into a $2.0 million secured line of credit facility with Morgan Stanley Dean Witter Commercial Financial Services, Inc. Under the agreement SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC. Through S&W Las Vegas, SWRG has the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. SWRG is also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG may at anytime repay advances on this line without penalty. SWRG is obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC.

        Effective March 17, 2004, SWRG signed a first amendment to covenants agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. The amendment increased to $525 the amount that SWRG may exclude from the determination of any of its covenants, under its term loans and line of credit facility, as a result of the tentative settlement of the legal dispute between SWRG and Mondo's.

        On March 17, 2004, in connection with the legal dispute between SWRG and Mondo's, the parties tentatively agreed to settle the matter for $525. This subsequent event caused SWRG to refine its previous accrual of $125 for the liability in this matter, which had been included in SWRG's financial results announced on March 11, 2004. Accordingly, SWRG recorded an additional $400 for this non-recurring charge.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions	Balance at End of Period
Year ended December 29, 2003
Allowance for doubtful accounts	$55	$140	$(100)	$95
Year ended December 30, 2002
Allowance for doubtful accounts	$340	$162	$(447)	$55
Year ended December 31, 2001
Allowance for doubtful accounts	$18	$391	$(69)	$340

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant(2)
3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant(2)
3.3	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	Reference is made to Exhibit Nos. 3.1, 3.2 and 3.3
10.1	Lease by and between Holrod Associates and Thursday's Supper Pub, Inc. assigned to Manhattan Ocean Club Associates, dated August 31, 1983, including all amendments thereto(2)
10.2	Letter regarding amendment to lease by and between Holrod Associates and Thursday's Supper Pub, Inc. assigned to Manhattan Ocean Club Associates, dated April 27, 2001(2)
10.3	Lease by and between Beekman Tenants Corporation and White & Witkowsky, Inc., dated November 1, 1991(2)
10.4	Lease by and between Rockefeller Center North, Inc. and White & Witkowsky, Inc., dated June 21, 1988(2)
10.5	Lease by and between the City of Miami Beach and Specialty Restaurants Corporation, dated February 8, 1985, including all addenda thereto(2)
10.6	Lease by and between Marina City Hotel Enterprises, L.L.C. and S&W Chicago, L.L.C., dated July 31, 1997(2)
10.7	Lease with an option to purchase by and between The Somphone Limited Partnership and S&W of Las Vegas, L.L.C., dated February 9, 1998, including amendments, guaranty and exhibits thereto(2)
10.8	Specific Assignment, Subordination and Attornment Agreement by and among S&W D.C., L.L.C., 1112 Nineteenth Street Associates and Aid Associates for Lutherans, dated September 18, 1998(2)
10.9	Lease Agreement by and between 1112 Nineteenth Street Associates and S&W D.C., L.L.C., dated July 8, 1998,including amendments, guaranty and exhibits thereto(2)
10.10	Lease Agreement by and between Pennsylvania Plaza Associates and M.O.C. of Miami, L.L.C., dated April 7, 1999, including exhibits thereto(2)
10.11	Lease Agreement by and between The Rittenhouse Development Company and S&W of Philadelphia, LLC, dated February 18, 2000(2)
10.12	Lease Agreement by and between Saunstar Operating Co., LLC and S&W of Boston LLC, dated April 6, 2000, including amendments thereto(2)
10.13	Management Agreement by and between 37 East 50th Street Corporation and Restaurant Group Management Services, L.L.C., dated April 18, 1996(2)
10.14	Sale and License Agreement by and between St. James Associates and The New York Restaurant Group, LLC, dated August 16, 1996(2)
10.15	Letter Agreement by and between St. James Associates and The Smith & Wollensky Restaurant Group, Inc., dated April 26, 2001(2)
10.16	First Amended and Restated Agreement of Limited Partnership of St. James Associates, L.P., dated December 1, 1999(2)

10.17	Management Agreement dated February 26, 1991, among Stillman's First and Nabil Chartouni and Fouad Chartouni, the owners of The Post House, including amendments thereto(2)
10.18	Fourth Amendment to Restaurant Management Agreement by and between Post Investors, L.P. and the New York Restaurant Group, Inc., dated December 25, 2000(2)
10.19	Letter Agreement by an between Post House Investors, L.P. and the Smith & Wollensky Restaurant Group, Inc., dated April 20, 2001(2)
10.20	Sub-management Agreement dated June 9, 1995 between Mrs. Parks Management Company, L.L.C., our wholly owned subsidiary, and Doubletree Partners, the manager of the Doubletree Hotel(2)
10.21	Management Agreement dated September 7, 2000, between Plaza Operating Partners, Ltd. and Parade 59 Restaurant, LLC(2)
10.22	$15,000,000 Loan Agreement between The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated September 1, 1998(2)
10.23	First Amendment to Loan Agreement among The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated June 8, 1999(2)
10.24	Second Amendment to Loan Agreement among The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated June 29, 1999(2)
10.25	Third Amendment to Loan Agreement among The Smith & Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated February 29, 2000(2)
10.26	Fourth Amendment to Loan Agreement among The Smith & Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated March 23, 2000(2)
10.27	$10,000,000 Senior Subordinated Note Purchase Agreement between The New York Restaurant Group, Inc. and Magnetite Asset Investors, L.L.C., dated June 29, 1999(2)
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
10.31*	Amended and Restated Employment Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001(2)
10.32*	Non-Competition Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001(2)
10.33*	Executive Employment Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and James Dunn, dated as of May 1, 2000(2)
10.34*	The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan)(2)

10.35*	Amendment Number 1 to The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan)(2)
10.36*	The New York Restaurant Group, Inc. 1997 Stock Option Plan(2)
10.37*	The Smith & Wollensky Restaurant Group, Inc. 2001 Stock Incentive Plan(2)
10.38*	The Smith & Wollensky Restaurant Group, Inc. 2001 Employee Stock Purchase Plan(2)
10.39*	Schedule TO (Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934(3)
10.40*	Schedule TO/A — (Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 1)(4)
10.41*	Schedule TO/A — (Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 2) (4)
10.42	Lease Agreement by and between Easton Town Center LLC and Smith &Wollensky Ohio LLC, dated October 31, 2001, including, guaranty and exhibits thereto(5)
10.43
Term Loan Agreement by and between S&W of Las Vegas L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. as "Guarantor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of August 23, 2002, including schedules and exhibits thereto(6)
10.44	Promissory Note by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of August 23, 2002(6)
10.45
Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the "Grantor" to First American Title Company of Nevada, Inc. as "Trustee" for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Beneficiary" and exhibits thereto dated as of August 23, 2002(6)
10.46
Guaranty of Payment by and between The Smith & Wollensky Restaurant Group, Inc. as "Guarantor" for S&W of Las Vegas L.L.C. as the "Borrower" for the "Loan" with Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of August 23, 2002(6)
10.47
Security Agreement by and between S&W of Las Vegas L.L.C. as the "Grantor" to Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and schedules thereto dated as of August 23, 2002(6)
10.48
Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the "Assignor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Assignee" and exhibits thereto dated as of August 23, 2002(6)
10.49
Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of August 23, 2002(6)
10.50	Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc., and exhibits thereto dated as of July 19, 2002(7)
10.50-1	First Amendment to the Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc. dated as of August 12, 2002(7)

10.50-2	Second Amendment to the Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc. dated as of September 17, 2002(7)
10.50-3
Third Amendment to the Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc., and exhibits thereto, dated as of September 19, 2002(7)
10.50-4	Fourth Amendment to the Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc. dated as of October 7, 2002(7)
10.51	Special Warranty Deed by and among Tollroad Texas Land Co., L.P., Grantor and Dallas S&W, L.P., and exhibits thereto, dated as of October 4, 2002(7)
10.52	Bill of Sale and Assignment pursuant to the Contract for Sale by and among Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc. and exhibits thereto, dated as of October 9, 2002(7)
10.53	Promissory Note by and among Dallas S&W, L.P. and Tollroad Texas Land Co., L.P., dated as of October 9, 2002(7)
10.54	Deed of Trust by and among Dallas S&W, L.P. and Tollroad Texas Land Co., L.P., and exhibits thereto, dated as of October 9, 2002(7)
10.55	Consent to Subordinate Lien by and among Tollroad Texas Land Co., L.P., Grantor and Dallas S&W, L.P., and exhibits thereto, dated as of October 4, 2002(7)
10.56
Term Loan Agreement by and between S&W of Las Vegas L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P., as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of December 17, 2002, including schedules and exhibits thereto(7)
10.57	Promissory Note by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of December 17, 2002(7)
10.58
Second Leasehold Deed of Trust by and between Dallas S&W, L.P., as the "Grantor" to Christopher Mayrose, as "Trustee" for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Beneficiary" and exhibits thereto dated as of December 17, 2002(7)
10.59
Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the "Grantor" to First American Title Company of Nevada, Inc. as "Trustee" for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Beneficiary" and exhibits thereto dated as of December 19, 2002(7)
10.60
Security Agreement by and between Dallas S&W, L.P. as the "Grantor" to Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and schedules thereto dated as of December 19, 2002(7)
10.61
Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the "Assignor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Assignee" and exhibits thereto dated as of December 17, 2002(7)
10.62
Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of December 17, 2002(7)

10.63
Guaranty of Payment by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of December 17, 2002(7)
10.64
Lease Agreement by and between Highland Village Holding, Inc. "Landlord", and Houston S&W, L.P, "Tenant", and The Smith & Wollensky Restaurant Group, Inc. "Guarantor", dated January 30, 2003, including, riders, guaranty and exhibits thereto(7)
10.65	Lease Termination Agreement by and between Pennsylvania Plaza Associates as "Landlord" and M.O.C. of Miami, LLC as "Tenant" dated January 31, 2002(7)
10.66	Letter between the Somphone Limited Partnership and S & W of Las Vegas, L.L.C. dated as of February 6, 2003(7)
10.67
Second Amendment to Lease Agreement with an Option to Purchase dated April 29, 2003, by and between The Somphone Limited Partnership, a Nevada limited partnership, and S & W of Las Vegas, L.L.C., a Delaware limited liability company (8)
10.68	Letter from Morgan Stanley Dean Witter Commercial Services, Inc. dated May 14, 2003(8)
10.69	Modification of Lease Agreement between and among Beekman Tenants Corporation and Atlantic and Pacific Grill Associates, LLC(9)
10.70	Modification of the Sub-Management Agreement between and among Doubletree Hotel in Chicago and Mrs. Park's Management Company(9)
10.71	Amendment No. 3 to Lease Dated April 6, 2000 by and between Saunstar Operating Co., LLC and S&W of Boston, LLC(10)
10.72
Amendment to Term Loan Agreement by and between S&W of Las Vegas, L.L.C. as "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of October 25, 2002(10)
10.73
Second Amendment to Term Loan Agreement by and between S&W of Las Vegas, L.L.C. as "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of December 24, 2002(10)
10.74
Amendment to Term Loan Agreements by and between S&W of Las Vegas, L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of August 20, 2003(10)
10.75
Amendment to Term Loan Agreements by and between S&W of Las Vegas, L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of September 28, 2003(10)
10.76	Letter between Plaza Operating Partners, Ltd. and Parade 59 Restaurant LLC dated December 31, 2003 (1)
10.77
Line of Credit Agreement by and between S&W of Las Vegas L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. as "Guarantor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of January 30, 2004, including schedules and exhibits thereto(1)
10.78
Covenants Agreement and Amendment to Term Loan Agreements by and between S&W of Las Vegas L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P., as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of January 30, 2004, including schedules and exhibits thereto(1)

10.79
Guaranty of Payment by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of January 30, 2004(1)
10.80
Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the "Grantor" to First American Title Company of Nevada, Inc. as "Trustee" for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Beneficiary" and exhibits thereto dated as of January 30, 2004(1)
10.81
Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the "Assignor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Assignee" and exhibits thereto dated as of January 30, 2004(1)
10.82
Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of January 30, 2004(1)
10.83	Promissory Note by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of January 30, 2004(1)
10.84
First amendment to covenants agreement by and between S&W of Las Vegas L.L.C. as the "Borrower", the Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of March 17, 2004(1)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Independent Auditors(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
99.1	Risk Factors(1)

(1)
Filed herewith.

(2)
Previously filed and incorporated by reference herein from the Registrant's Registration Statement on Form S-1 (No. 33-57518).

(3)
Previously filed and incorporated by reference herein from the Registrant's Form SC TO-I dated February 4, 2002.

(4)
Previously filed and incorporated by reference herein from the Registrant's Form SC TO-I/A dated March 7, 2002.

(5)
Previously filed and incorporated by reference herein from the Registrant's Form 10-Q for the quarter ended April 1, 2002.

(6)
Previously filed and incorporated by reference herein from the Registrant's Form 10-Q for the quarter ended September 30, 2002.

(7)
Previously filed and incorporated by reference herein from the Registrant's Form 10-K for the year ended December 30, 2002.

(8)
Previously filed and incorporated by reference herein from the Registrant's Form 10-Q for the quarter ended March 31, 2003.

(9)
Previously filed and incorporated by reference herein from the Registrant's Form 10-Q for the quarter ended June 30, 2003.

(10)
Previously filed and incorporated by reference herein from the Registrant's Form 10-Q for the quarter ended September 30, 2003.

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

QuickLinks

PART I SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Table of Contents
Independent Auditors' Report
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets (dollar amounts in thousands, except per share data)
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Operations (dollar amounts in thousands, except per share amounts) Years ended December 29, 2003, December 30, 2002 and December 31, 2001
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (dollar amounts in thousands) Years ended December 29, 2003, December 30, 2002 and December 31, 2001
THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (dollar amounts in thousands) Years ended December 29, 2003, December 30, 2002 and December 31, 2001
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (thousands of dollars)
INDEX TO EXHIBITS