Form 10-Q
period 2004-03-29
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2004-05-13
CIK 1137047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

       |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2004

                                       OR

       |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to

                         Commission File Number: 1-16505

                                   -----------

                  The Smith & Wollensky Restaurant Group, Inc.

             (Exact name of registrant as specified in its charter)

                   Delaware                                                          58 2350980
  (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

          1114 First Avenue, New York, NY                                            10021
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


As of May 13, 2004, the registrant had 9,376,249 shares of Common Stock, $.01 par value per share, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                              PAGE

Item 1. Financial Statements.

   Unaudited Consolidated Balance Sheets as of March 29, 2004 and December 29, 2003                            4

   Unaudited Consolidated Statements of Operations for the three-month periods ended
        March 29, 2004 and March 31, 2003                                                                      5

   Unaudited Consolidated Statements of Stockholders' Equity for the three-month periods ended
        March 29, 2004 and March 31, 2003                                                                      6

   Unaudited Consolidated Statements of Cash Flows for the three-month periods ended
        March 29, 2004 and March 31, 2003                                                                      7

   Notes to Unaudited Consolidated Financial Statements                                                        8

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                                                       17

Item 3. Quantitative and Qualitative Disclosures about Market Risk.                                           27

Item 4. Controls and Procedures.                                                                              28

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.                                                                                    29

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.                     29

Item 3. Defaults Upon Senior Securities.                                                                      29

Item 4. Submission of Matters to a Vote of Security Holders.                                                  29

Item 5. Other Information.                                                                                    29

Item 6. Exhibits and Reports on Form 8-K.                                                                     29

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

         From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Quarterly Report on Form 10-Q, our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
              (dollar amounts in thousands, except per share data)

                                                                                                March 29,       December 29,
                                                                                                  2004              2003 (a)
                                                                                                  ----              --------
                                                     Assets
Current assets:
  Cash and cash equivalents.................................................................        $  1,352            $ 2,181
  Short-term investments....................................................................             165              1,055
  Accounts receivable, less allowance for doubtful accounts of $95 and $94
  at March 29, 2004 and December 29, 2003, respectively.....................................           3,372              2,680
  Merchandise inventory.....................................................................           4,832              4,749
  Prepaid expenses and other current assets.................................................           1,315                845
                                                                                                    --------           --------
  Total current assets......................................................................          11,036             11,510

Property and equipment, net.................................................................          65,797             63,386
Goodwill, net...............................................................................           6,886              6,886
Licensing agreement, net....................................................................           3,528              3,338
Other assets................................................................................           4,351              3,941
                                                                                                    --------           --------
  Total assets..............................................................................        $ 91,598           $ 89,061
                                                                                                    ========           ========
                                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt.........................................................        $  2,109            $ 2,121
  Accounts payable and accrued expenses.....................................................          12,763             11,922
                                                                                                    --------           --------
  Total current liabilities.................................................................          14,872             14,043
Obligations under capital lease............................................................           10,028              9,991

Long-term debt, net of current portion......................................................           7,678              6,099
Deferred rent...............................................................................           6,441              6,400
                                                                                                    --------           --------
  Total liabilities.........................................................................          39,019             36,533

Interest in consolidated variable interest entity..........................................          (1,592)            (1,680)

Stockholders' equity:
  Common stock (par value $.01; authorized 40,000,000 shares; 9,376,249 shares issued and
  outstanding at March 29, 2004 and December 29,2003, respectively).........................              94                 94
  Additional paid-in capital................................................................          69,940             69,940
  Accumulated deficit.......................................................................        (15,912)           (15,842)
  Accumulated other comprehensive income ...................................................              49                 16
                                                                                                    --------           --------
                                                                                                      54,171             54,208
                                                                                                    --------           --------


Commitments and contingencies
  Total liabilities and stockholders' equity................................................        $ 91,598           $ 89,061
                                                                                                    ========           ========


(a) Restated to reflect the adoption of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46
     (R)").

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
             (dollar amounts in thousands, except per share amounts)

              Three months ended March 29, 2004 and March 31, 2003


                                                                           Three Months Ended
                                                                       March 29,        March 31,
                                                                          2004           2003 (a)
                                                                          ----           --------

Consolidated restaurant sales......................................         $ 30,652         $ 25,359
                                                                            --------         --------
Cost of consolidated restaurant sales:
  Food and beverage costs..........................................           10,149            7,682
  Salaries and related benefit expenses............................            8,753            7,100
  Restaurant operating expenses....................................            4,840            3,943
  Occupancy and related expenses...................................            1,395            1,714
  Marketing and promotional expenses...............................            1,298              982
  Depreciation and amortization expenses...........................            1,062              953
                                                                            --------         --------
     Total cost of consolidated restaurant sales...................           27,497           22,374
                                                                            --------         --------
Income from consolidated restaurant operations.....................            3,155            2,985
Management fee income..............................................              315              212
                                                                            --------         --------
Income from consolidated and managed restaurants...................            3,470            3,197
General and administrative expenses................................            2,537            2,697
Royalty expense....................................................              442              348
                                                                            --------         --------
Operating income ..................................................              491              152


Interest expense...................................................            (323)            (126)
Amortization of deferred debt financing costs......................             (18)             (13)
Interest income....................................................               -                43
                                                                            --------         --------

Interest expense, net..............................................            (341)              (96)
                                                                            --------         --------
Income before provision for income taxes...........................              150               56
Provision for income taxes.........................................               52               50
                                                                            --------         --------
Income before (income) loss of consolidated
    variable interest entity.......................................               98                6
(Income) loss of consolidated variable interest entity                         (168)               77
                                                                            --------         --------
Net income (loss)....................................................       $   (70)          $    83
                                                                            =========         =======


Net income (loss) per common share - basic and diluted:............         $  (0.01)         $  0.01
                                                                            =========         =======


Weighted average common shares outstanding:
Basic..............................................................        9,376,249        9,354,266
                                                                           =========        =========
Diluted.....................................................               9,376,249        9,529,151
                                                                           =========        =========

(a) Restated to reflect the adoption of FIN 46 (R).

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                          (dollar amounts in thousands)

              Three months ended March 29, 2004 and March 31, 2003

                                                                                                 Accumulated
                                         Common Stock        Additional                             other
                                           Shares              paid-in        Accumulated       comprehensive       Stockholders'
                                           Amount              capital          deficit         income (loss)           equity
                                           ------              -------          -------         -------------           ------

Balance at December 30, 2002(a)       9,354,266        $94         $69,854         $(14,820)          $  (51)            $55,077

Comprehensive income on
investments, net of tax effect...                                                                          54                 54
Net income.......................            --         --              --                83              --                  83
                                      ---------        ---         -------         ---------          -------            -------
         Total comprehensive income          --                                                                              137
                                                                                                                             ---



Balance at March 31, 2003(a)..        9,354,266        $94          $69,854        $(14,737)             $ 3             $55,214
                                      =========         ==          =======        =========             ===             =======



Balance at December 29, 2003(a)       9,376,249        $94          $69,940        $(15,842)             $16             $54,208

Comprehensive income on
investments, net of tax effect...                                                                          33                 33
Net loss...................                  --         --              --              (70)               --                (70)
                                      ---------        ---         -------         ---------          -------            --------
       Total comprehensive loss                                                                                              (37)
                                                                                                                         ========

Balance at March 29, 2004.....        9,376,249       $ 94         $69,940         $(15,912)             $ 49             $54,171
                                      =========       ====         =======         =========             ====            ========


(a) Restated to reflect the adoption of FIN 46 (R).

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)

              Three months ended March 29, 2004 and March 31, 2003

                                                                                         March 29,           March 31,
                                                                                          2004                2003 (a)
                                                                                          ----                --------
Cash flows from operating activities:
Net income (loss)...........................................................             $   (70)              $  83
  Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
  Depreciation and amortization.............................................                1,110              1,025
  Amortization of deferred financing costs..................................                   18                 13
  Accretive interest on capital lease obligation............................                   37                  -
  Income (loss) of consolidated variable interest entity.................                     168               (77)
  Changes in operating assets and liabilities:
     Accounts receivable....................................................                (692)              (706)
     Merchandise inventory..................................................                 (83)              (228)
     Prepaid expenses and other current assets..............................                (470)                399
     Other assets...........................................................                (405)              (159)
     Accounts payable and accrued expenses..................................                  840              (426)
     Deferred rent..........................................................                   41                 25
                                                                                          -------             ------
               Net cash provided by (used in) operating activities..........                  494               (51)
  Cash flows from investing activities:
  Purchase of property and equipment........................................              (3,479)            (2,592)
  Purchase of nondepreciable assets.........................................                 (27)               (99)
  Purchase of investments...................................................                    -            (1,717)
  Proceeds from sale of investments.........................................                  925              2,167
  Payments under licensing agreement........................................                (229)              (224)
                                                                                          -------             ------
               Cash flows used in investing activities......................              (2,810)            (2,465)
Cash flows from financing activities:
Proceeds from issuance of long-term debt....................................                1,738                  -
Principal payments of long-term debt........................................                (171)              (717)
Distribution to owners of consolidated variable interest entity.............                 (80)               (50)
                                                                                           ------               ----
              Cash flows provided by (used in) financing activities.........                1,487              (767)
                                                                                           ------               ----
Net change in cash and cash equivalents.....................................                (829)            (3,283)
Cash and cash equivalents at beginning of period............................                2,181              4,226
                                                                                           ------            -------

               Cash and cash equivalents at end of period...................              $ 1,352             $  943
                                                                                          =======             ======

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
              Interest......................................................               $  188            $   112
                                                                                           ======            =======
              Income taxes..................................................                $  18             $   68
                                                                                            =====             ======

   Noncash investing and financing activities:
               Capitalization of deferred rent                                                $30            $     -
                                                                                              ===            =======


        (a) Restated to reflect the adoption of FIN 46 (R).

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
     (dollar amounts in thousands, except per share amounts and where noted)
                        March 29, 2004 and March 31, 2003

(1) General

         The accompanying unaudited consolidated financial statements of The Smith & Wollensky Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, "SWRG") do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of SWRG for the fiscal year ended December 29, 2003 filed by SWRG on Form 10-K with the Securities and Exchange Commission on March 26, 2004. Results for the interim periods presented herein are not necessarily indicative of the results, which may be reported for any other interim period or for the entire fiscal year.

         The consolidated balance sheet data presented herein for December 29, 2003 was derived from SWRG's consolidated financial statements for the fiscal year then ended and includes the effect of consolidating the Maloney & Porcelli restaurant ("M&P") that SWRG manages in New York City, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires SWRG to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The consolidated financial statements of SWRG include the accounts of SWRG and, as a result of Financial Accounting Standards Board ("FASB")
Interpretation  No.  46  (revised  December  2003),  Consolidation  of  Variable
Interest Entities ("FIN 46 (R)"), the accounts of M&P. SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). FIN 46 (R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, are required to be evaluated under FIN 46 (R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the financial statements of M&P because the holders of the equity investment lacked one of the above characteristics.

         The presented consolidated financial statements relating to prior periods have been restated to consolidate the accounts of M&P as a direct result of the adoption of FIN 46 (R). In connection with the restatement under FIN 46
(R), SWRG's net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. In connection with the restatement under FIN 46 (R), the consolidated statements of operations for the fiscal year ended December 30, 2002 reflect a cumulative effect of an accounting change. In addition, amortization expense related to the Maloney Agreement for previous periods classified under "General and administrative expense", and fees received pursuant to the Maloney Agreement and classified under "Management fee income" have been removed from the consolidated statements of operations. The consolidation of M&P has grossed up SWRG's current assets by $22, non-current assets by $204, current liabilities by $630, non-current liabilities by $391, consolidated sales by $2,757 and restaurant operating costs by $2,197 for the three months ended March 29, 2004. Certain reclassifications were made to prior period amounts to conform to current period classifications.

         SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended March 29, 2004 and March 31, 2003 represent 13-week reporting periods. SWRG develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At March 29, 2004, SWRG owned and operated twelve restaurants, including nine Smith & Wollensky restaurants. The newest restaurant, a 400 seat Smith & Wollensky in Houston, Texas, opened on January 19, 2004. SWRG also manages five restaurants.

(2) Net Income (Loss) per Common Share

         SWRG calculates net income (loss) per common share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. Basic net income (loss) per common share is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share assumes the exercise of stock options using the treasury stock method, if dilutive. Dilutive net income (loss) per common share for the three month- periods ended March 29, 2004 and March 31, 2003, respectively, was the same as basic net income (loss) per common share.


         The following table sets forth the calculation for net income (loss) per common share on a weighted average basis:

                                                       Three Months Ended
                                                       ------------------
                                                       March 29,   March 31,
                                                            2004    2003 (a)
                                                            ----    --------
           Numerator:
           Net income (loss)..........                    $ (70)         $83
                                                          ======         ===


           Denominator - Weighted Average Shares:
           Basic......................                 9,376,249   9,354,266
           Dilutive Options...........                   --          174,885
                                                       ---------   ---------
           Diluted ...................                 9,376,249   9,529,151
                                                       =========   =========

           Per common share-basic and diluted:


           Net income (loss)..........
                                                       $  (0.01)    $   0.01
                                                       =========    ========


               (a) Restated to reflect the adoption of FIN 46 (R).

The Company excluded options to purchase approximately 757,000 shares of common stock for the three-months ended March 29, 2004, because they are considered anti-dilutive.

         SWRG applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock based employee compensation. Under this method, compensation expense is recorded on the date of grant of the option only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123. The following table illustrates the effect on the net income (loss) as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation:


                                                                               March 29, 2004        March 31, 2003
Net income (loss), as reported for 2004 and as restated for 2003
  to reflect the adoption of FIN 46 (R).........................................        $(70)                   $83

Deduct total stock-based employee compensation expense determined

  under fair value based method for all awards, net of tax......................        (398)                    49
                                                                                       ------                  ----
Pro forma net income (loss).....................................................       $(468)                  $132
                                                                                       ======                  ====


Pro forma net income (loss) Per common share(Y)
    Basic and diluted...........................................................      $(0.05)                 $0.01
                                                                                      =======                 =====


Weighted average common shares outstanding:
Basic...........................................................................    9,376,249             9,354,266
Dilutive options................................................................           --               174,885
                                                                                    ---------             ---------
Diluted.........................................................................    9,376,249             9,529,151
                                                                                    =========             =========



(3)  Investment Securities

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt securities by major security type and class of security at March 29, 2004 was as follows:

                                               Amortized    Gross unrealized     Gross unrealized        Fair value
                                                  Cost         holding gains      holding losses         ----------
                                                  ----         -------------      --------------
     At March 29, 2004
     Available for sale short-term:
     Equity securities                              $116                 $49                  $--              $165
                                                    ====                 ===                  ===              ====


         Proceeds from the sale of investment securities available for sale were $923 and $2,167 for the three months ended March 29, 2004 and March 31, 2003, respectively, and gross realized losses included in general and administrative expenses for the three months ended March 29, 2004 and March 31, 2003, respectively, were $10 and $36, respectively.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. SWRG is exposed to market fluctuations in the prices of various commodities. SWRG closely monitors the potential impacts of price changes in beef and, where appropriate, enters into contracts to protect margins for a portion of future sales. SWRG used commodity instruments, such as futures and options, as economic hedges for beef purchases. SWRG hedged exposures to the price variability of beef for a maximum of 10 months. The amount recognized for transactions that did not qualify as cash flow hedges was a loss of $77 for the year ending December 29, 2003. SWRG sold all its derivative instruments during the three months ended March 29, 2004. The realized gain on the sale of these instruments was $61 for the three-month period ended March 29, 2004. SWRG had no derivative instruments or hedging activities during the three months ended March 31, 2003.

(4)  Property and Equipment

       Property and equipment consists of the following:

                                                                                  March 29,         December 29,
                                                                                       2004              2003(a)
                                                                                   --------             --------

       Land..............................................................          $ 13,121             $ 13,115
       Building and building improvements................................             7,317                7,317
       Machinery and equipment...........................................            10,814               10,183
       Furniture and fixtures............................................             7,891                7,399
       Leasehold improvements............................................            45,802               40,814
       Leasehold rights..................................................             3,376                3,376
       Construction-in-progress..........................................             2,174                4,787
                                                                                   --------             --------
                                                                                     90,495               86,991
       Less accumulated depreciation and amortization....................          (24,698)             (23,605)
                                                                                   --------             --------
                                                                                   $ 65,797             $ 63,386
                                                                                   ========             ========


         (a) Restated to reflect the adoption of FIN 46 (R).


         Land includes $9,898 of assets under capital lease (note 8). Depreciation and amortization expense of property and equipment was $1,093 and $4,028, for the three months ended March 29, 2004 and the fiscal year ended December 29, 2003, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. In connection with SWRG's assets under construction for the three months ended March 29, 2004 and the fiscal year ended December 29, 2003, SWRG capitalized $20 and $111 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost.

(5) Licensing Agreements

         On August 16, 1996, SWRG entered into a Licensing Agreement with St. James Associates ("St. James"), the owner of the Smith & Wollensky restaurant in New York. St. James is an entity related to SWRG through common management and ownership.

         The Licensing Agreement provides SWRG with the exclusive right to utilize the names "Smith & Wollensky" and "Wollensky's Grill" (the "Names") throughout the United States and internationally, with the exception of a reserved territory, as defined. Consequently, SWRG may not open additional Smith & Wollensky restaurants or otherwise utilize the Names in the reserved territory. The Licensing Agreement requires SWRG to make additional payments to St. James as follows: (i) $200 for each new restaurant opened (increasing annually commencing in 1999 by the lesser of the annual increase in the Consumer Price Index or a 5% increase of the fee required in the preceding year), (ii) a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, as defined, subject to certain annual minimums, and (iii) a royalty fee of 1% of annual gross sales for any steakhouses opened in the future by SWRG that do not utilize the Names. In addition, should SWRG terminate or default on the license, as defined, it is subject to a fee of $2,000 upon termination or $2,500 to be paid over four years.


         The future  minimum  royalty  payments as of March 29, 2004 relating to
(ii) and (iii) above are as follows:


Fiscal year:
2004............................................................    $ 358
2005............................................................      800
2006............................................................      800
2007............................................................      800
2008............................................................      800
2009 and each year thereafter...................................      800

         During the three-month period ended March 29, 2004, SWRG paid $229 in connection with the opening of the Smith & Wollensky unit in Houston, Texas.

(6) Variable Interest Entity

         The consolidated financial statements of SWRG include the accounts of SWRG and, as a result of FIN 46 (R), the accounts of M&P. SWRG manages the operations of M&P pursuant to the terms of Maloney Agreement. FIN 46 (R)
addresses  the  consolidation  by  business  enterprises  of  variable  interest entities. All variable interest entities, regardless of when created, are required to be evaluated under FIN 46 (R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the financial statements of M&P because the holders of the equity investment lacked one of the above characteristics.

         The presented consolidated financial statements relating to prior periods have been restated to consolidate the accounts of M&P as a direct result of the adoption of FIN 46 (R). In connection with the restatement under FIN 46
(R), SWRG's net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. In connection with the restatement under FIN 46 (R), the consolidated statements of operations for the fiscal year ended December 30, 2002 reflect a cumulative effect of an accounting change. In addition, amortization expense related to the Maloney Agreement for previous periods classified under "General and administrative expense", and fees received pursuant to the Maloney Agreement and classified under "Management fee income" have been removed from the consolidated statements of operations. The consolidation of M&P has grossed up SWRG's current assets by $22, non-current assets by $204, current liabilities by $630, non-current liabilities by $391, consolidated sales by $2,757 and restaurant operating costs by $2,197 for the three months ended March 29, 2004. Certain reclassifications were made to prior period amounts to conform to current period classifications.

(7) Long-Term Debt

         Long-term debt consists of the following:

                                                                                   March 29,      December 29,
                                                                                        2004              2003
                                                                                        ----              ----

         Mortgage and loan payable (a).................................               $1,620            $1,643
         Term loan(b)..................................................                3,667             3,767
         Promissory note(c)............................................                1,100             1,100
         Term loan(d)..................................................                1,662             1,710
         Line of credit (e)............................................                1,738                --
                                                                                      ------            ------

                                                                                       9,787             8,220
         Less current portion..........................................                2,109             2,121
                                                                                      ------            ------

                                                                                      $7,678            $6,099
                                                                                      ======            ======

-----------


   a. In Fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG was obligated to make quarterly and annual payments over a six-year period. These obligations generally bore interest at rates ranging from 9% to 12%. The final payment for these obligations was made in 2003. In addition, SWRG assumed a mortgage on the property that requires monthly payments and bears interest at 5.25% per year. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension will become effective June 2004. In Fiscal 1997, SWRG also assumed a loan payable to a financing institution that requires monthly payments through the year 2014, and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable outstanding at March 29, 2004 and December 29, 2003 was $1,620 and $1,643, respectively.

   b. On August 23, 2002, SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"). Under the agreement, SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC ("Borrower"). SWRG, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of approximately $33 for this portion of the loan over the term of the loan and a balloon payment of approximately $2,033 on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. SWRG did not draw down the remaining balance because, as an alternative to purchasing the land, SWRG signed an amendment to its lease agreement, as discussed in Note 8. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At March 29, 2004, SWRG was in compliance with all the financial covenants contained in this amended loan agreement.

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

   d. On December 24, 2002, SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, SWRG and Dallas S&W L.P., a wholly owned subsidiary of SWRG, are the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million was used for its new restaurant development program, and $550 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of $16 for this loan over the term of the loan and a balloon payment of approximately $966 on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At March 29, 2004, SWRG was in compliance with all the financial covenants contained in the amended loan agreement.

   e. On January 30, 2004, SWRG entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, SWRG is the guarantor of borrowings by the Borrower. Through the Borrower, SWRG has the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. SWRG is also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG may at anytime repay advances on this line without penalty. SWRG is obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. At March 29, 2004, SWRG was in compliance with all the financial covenants contained in the line of credit facility.

(8)      Capital Lease Obligation

         On April 29, 2003, SWRG signed a second amendment to its lease agreement (the "Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property for the Las Vegas restaurant. The Agreement, which is being treated as a capital lease, adjusts the annual fixed payment to $400 per year from May 1, 2003 to April 30, 2008 and to $860 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to SWRG effective May 1, 2003. SWRG will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. SWRG is required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years SWRG does not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years as of March 29, 2004 will be as follows:

                                    Fiscal year
                                    -----------
                                    2004                       $207
                                    2005                        298
                                    2006                        328
                                    2007                        360
                                    2008                        123
                                                              -----
                                                             $1,316
                                                             ======

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

(9)  Restaurant Related Commitments

         All of SWRG's consolidated restaurants operate in leased premises, with the exception of the Smith & Wollensky locations in New Orleans and Dallas, which are owned properties. Remaining lease terms range from approximately 3 to 25 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such leases and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at March 29, 2004 and December 29, 2003 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $6,441 and $6,400, respectively.

         Future minimum annual rental commitments under all leases are as follows:


           Fiscal year: (a)
           ----------------
           2004..................................................        $3,227
           2005..................................................         4,493
           2006..................................................         4,346
           2007..................................................         4,026
           2008..................................................         4,145
           Thereafter............................................        50,308
                                                                         ------
                                                                        $70,545
                                                                        =======


           (a) Restated to reflect the adoption of FIN 46 (R).


         SWRG is contingently liable under letters of credit aggregating $151 at March 29, 2004 and December 29, 2003, respectively, for deposits with the landlord of one of its restaurants and the corporate office.

(10) Common Stock

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

         In June and July 2003, SWRG granted options to purchase 127,000 shares of common stock under the 2001 Stock Incentive Plan. The weighted average exercise price of the options granted was $5.05 per share, the estimated fair market value of the underlying common shares at the date of grant. Each option granted in June and July 2003 will vest over a period of five years. As of March 29, 2004, options to purchase 757,016 shares of common stock were outstanding under the 2001 Stock Incentive Plan.

         Activity relating to SWRG's option plans was as follows:

                                                                                                   Weighted average
                                                                                                     exercise price
                                                                                    Number             per share of
                                                                                of options             common stock
                                                                                ----------             ------------

Options outstanding at December 30, 2002..........................                 726,033                    $4.56
Options forfeited during Fiscal 2003..............................                (73,267)                     5.64
Options granted during Fiscal 2003................................                 127,000                     5.05
Options exercised during Fiscal 2003..............................                (21,983)                     3.91
                                                                                  --------                     ----
Options outstanding at December 29, 2003..........................                 757,783                     4.56
Options forfeited during the three months ended March 29, 2004....                   (767)                     4.83
                                                                                  --------                     ----
Options outstanding at March 29, 2004.............................                 757,016                    $4.56
                                                                                   =======                    =====



         As of March 29, 2004 the weighted average remaining contractual life of options outstanding was seven years. As of March 29, 2004, there were options covering approximately 326,000 shares of common stock exercisable at a range of $3.88 to $5.70 per share.

(11) Legal Matters

         On or about September 5, 2001, Mondo's of Scottsdale, L.C. ("Mondo's") filed a suit against SWRG alleging that it had entered into an agreement to purchase all of the leasehold interest in, and certain fixtures and equipment located at, Mondo's restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and had been set to go to jury trial in March 2004. The plaintiff requested damages of approximately $2.0 million. On March 18, 2004 the parties tentatively agreed to settle the matter for $525 and a reserve of $525 was established as of December 29, 2003. On April 9, 2004 a final settlement was reached between the parties and, in accordance with the settlement, SWRG made the first payment of $225, with the final payment of $300 due on April 11, 2005.

         SWRG is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG's consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         As of March 29, 2004, we operated 17 high-end, high volume restaurants in the United States. We believe that the particularly large size of the markets we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. On January 19, 2004, we opened a 400 seat Smith & Wollensky in Houston, Texas. We expect to open another Smith & Wollensky restaurant in late 2004 in Boston, Massachusetts. We expect the restaurant in Boston to have approximately 450 seats on four levels. Although we currently do not have any leases signed other than leases relating to our existing and planned locations and will not actively pursue new locations in 2005, we would consider opening a new Smith & Wollensky restaurant in a high caliber location under highly favorable investment terms. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions, and we expect to resume our new restaurant growth in 2006. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.3 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Although our newest unit in Houston falls within this range, the restaurant we plan to open in Boston is expected to significantly exceed this range primarily because of its size. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

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

         Pursuant to management contracts and arrangements, we also operate, but do not own, the original Smith & Wollensky, The Post House, Maloney & Porcelli and ONEc.p.s. restaurants in New York and the Mrs. Parks Tavern in Chicago.

         The consolidated financial statements include our accounts and, as a result of Financial Accounting Standards Board ("FASB") Interpretation No.46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46(R)"), the accounts of the Maloney & Porcelli restaurant ("M&P") that we manage in New York City. We manage the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). Under the provisions of the Maloney Agreement, we receive a management fee equal to the sum of 3% of restaurant sales and a fee equal to 50% of the unit's net operating cash flow generated during each fiscal year, provided that the M&P owner receives a minimum amount of operating cash flow per year ranging from $360,000 to $480,000. Either party can terminate the Maloney Agreement for cause and we have a right to purchase the restaurant under specified conditions and amounts. The restaurant owner can preempt the purchase option by remitting a specified cash payment to us. The Maloney Agreement expires on December 31, 2011.

         Consolidated restaurant sales include gross sales less sales taxes and other discounts. Costs of consolidated restaurant sales include food and beverage costs, salaries and related benefits, restaurant operating expenses, occupancy and related expenses, marketing and promotional expenses and restaurant level depreciation and amortization. Salaries and related benefits include components of restaurant labor, including direct hourly and management wages, bonuses, fringe benefits and related payroll taxes. Restaurant operating expenses include operating supplies, utilities, maintenance and repairs and other operating expenses. Occupancy and related expenses include rent, real estate taxes and other occupancy costs.

         Management fee income relates to fees that we receive from our managed units. These fees are based on a percentage of sales from the managed units, ranging from 2.3% to 6.0%. Prior to December 2002, we operated Park Avenue Cafe in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a sub management agreement (the "Doubletree Agreement"). We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership ("HSR"), the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Cafe restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree. As a result, we no longer receive the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires us to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support we receive an annual fee of $50,000. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31. Management fee income also could include fees from ONEc.p.s. equal to 40% of the restaurant's operating cash flows, if any, as reduced by the repayment of project costs and working capital contributions. After all the project costs and working capital contributions have been repaid, the fee will increase to 50% of the restaurant's operating cash flows. On December 31, 2003, we amended our agreement with Plaza Operating Partners, Ltd. (the "Plaza Operating Partners"). Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee will be credited against any management fee that we earn under the agreement. This amendment also gives either party the right to fund or refuse to fund any necessary working capital requirements. If neither party is willing to fund the required additional working capital contributions, as defined, then either party may terminate the agreement.

         General and administrative expenses include all corporate and administrative functions that support existing consolidated and managed operations and provide infrastructure to our organization. General and administrative expenses are comprised of management, supervisory and staff salaries and employee benefits, travel costs, information systems, training costs, corporate rent, corporate insurance and professional and consulting fees. Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses. General and administrative expenses also include the depreciation of corporate-level property and equipment and the amortization of corporate intangible assets, such as licensing agreements and management contracts.

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

         Change in accounting principles: The presented consolidated financial statements relating to prior periods have been restated to consolidate the accounts of M&P as a direct result of the adoption of FIN 46 (R). FIN 46 (R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, are required to be evaluated under FIN 46 (R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We consolidated the financial statements of M&P because the holders of the equity investment lacked one of the above characteristics.

         In connection with the restatement under FIN 46 (R), our net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. In connection with the restatement under FIN 46 (R), the consolidated statements of operations for the fiscal year ended December 30, 2002 reflect a cumulative effect of an accounting change. In addition, amortization expense related to the Maloney Agreement for previous periods classified under "General and administrative expense", and fees received pursuant to the Maloney Agreement and classified under "Management fee income" have been removed from the consolidated statements of operations. The consolidation of M&P has grossed up our current assets by $22,000, non-current assets by $204,000, current liabilities by $630,000, non-current liabilities by $391,000, consolidated sales by $2.8 million and restaurant operating costs by $2.2 million for the three months ended March 29, 2004. Certain reclassifications were made to prior period amounts to conform to current period classifications.

         We believe the following is a summary of our critical accounting policies:

         Revenue recognition: Consolidated restaurant sales are recognized as revenue at the point of the delivery of meals and services. Management fee income is recognized as the related management fee is earned pursuant to the respective agreements.

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

         Goodwill: Goodwill represents the excess of fair value of certain reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangibles assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We assess the recoverability of goodwill at the end of each year through a fair value evaluation performed for each reporting unit that has goodwill. The fair value valuation is calculated using various methods, including an analysis based on projected discounted future operating cash flows of each reporting unit using a discount rate reflecting our average cost of funds. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of goodwill as of March 29, 2004 and December 29, 2003 was $6.9 million.

         Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the asset to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of our intangible assets as of March 29, 2004 and December 29, 2003 was $3.5 million and $3.3 million, respectively.

         Artwork: We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The net carrying value of our artwork as of March 29, 2004 and December 29, 2003 was $2.0 million.

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

         At March 29, 2004, we have recorded a valuation allowance of $8.0 million to reduce our net operating loss and tax credit carryforwards of $6.5 million and other timing differences of $1.5 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

         This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

                                                                         Three Months Ended
                                                                         ------------------
                                                                 March 29,              March 31,
                                                                    2004                 2003 (a)
                                                                    ----                 --------

   Consolidated restaurant sales                                 $ 30,652  100.0%      $ 25,359    100.0%
   Cost of consolidated restaurant sales:
      Food and beverage costs                                      10,149    33.1         7,682      30.3
      Salaries and related benefit
        expenses                                                    8,753    28.6         7,100      28.0
      Restaurant operating expenses                                 4,840    15.8         3,943      15.5
      Occupancy and related expenses                                1,395     4.6         1,714       6.8
      Marketing and promotional
        expenses                                                    1,298     4.2           982       3.9
      Depreciation and amortization                                 1,062     3.4           953       3.7
                                                                  -------    ----           ---       ---
   Total cost of consolidated restaurant sales                     27,497    89.7        22,374      88.2
                                                                  -------    ----        ------      ----


   Income from consolidated restaurant operations                   3,155    10.3         2,985      11.8
   Management fee income                                              315     1.0           212       0.8
                                                                  -------    ----        ------      ----
   Income from consolidated and managed  restaurants                3,470    11.3         3,197      12.6
   General and administrative expenses                              2,537     8.3         2,697      10.6
   Royalty expense                                                    442     1.4           348       1.4
                                                                      ---     ---           ---       ---
   Operating income                                                   491     1.6           152       0.6
   Interest expense, net                                            (341)    (1.1)         (96)     (0.4)
                                                                   ------   ------         ----     -----
   Income before provision for income taxes                           150     0.5            56       0.2
   Provision for income taxes                                          52     0.2            50       0.2
                                                                       --     ---            --       ---
   Income before (income) loss of consolidated variable
     interest entity                                                   98     0.3             6       0.0
   (Income) loss of consolidated variable interest
    entity                                                          (168)   (0.6)            77       0.3
                                                                    -----   -----            --       ---
   Net income (loss)                                              $  (70)  (0.3)%           $83      0.3%
                                                                  =======  =======       ======    ======

   (a) Restated to reflect the adoption of FIN 46 (R).


Three Months Ended March 29, 2004 Compared to the Three Months Ended March 31, 2003

Consolidated Restaurant Sales. Consolidated restaurant sales increased $5.3 million, or 20.9%, to $30.7 million for the three months ended March 29, 2004 from $25.4 million for the three months ended March 31, 2003. The increase in consolidated restaurant sales was partially due to a net increase in comparable owned unit sales of $2.0 million, or 8.8%. The net increase in comparable owned unit sales was due to an increase in sales of $1.8 million from our owned Smith & Wollensky units open for the entire period. The improvement is primarily a result of an increase in our average check, due primarily to price increases, and, to a lesser extent, tourism, business travel and banquet sales at our units outside of New York. This increase in comparable owned unit sales was also partially due to an increase in sales of $170,000 from our three owned New York units. This increase was attributable to an increase in banquet sales, and to a lesser extent, an increase in our average check and an improvement in tourism in the New York metropolitan area. The increase in consolidated restaurant sales also includes a combined sales increase of $2.9 million from our Smith & Wollensky unit in Dallas, Texas, which opened in March 2003, and our unit in Houston, Texas, which opened in January 2004. The increase in consolidated restaurant sales also includes an increase in sales of $391,000 from a managed restaurant that is included in our results of operations pursuant to the adoption of FIN 46 (R).

Food and Beverage Costs. Food and beverage costs increased $2.4 million to $10.1 million for the three months ended March 29, 2004 from $7.7 million for the three months ended March 31, 2003. Food and beverage costs as a percentage of consolidated restaurant sales increased to 33.1% in 2004 from 30.3% in 2003. The increase in cost is primarily related to an increase in food cost at our comparable units of approximately $1.0 million. This increase related primarily to the continued increase in the cost of beef during the three months ended March 29, 2004 as compared to the three months ended March 31, 2003, and to a net increase in customer volume at our comparable units. The increase in food and beverage costs also related to approximately $1.0 million in food and beverage costs for the new Smith & Wollensky units in Dallas, Texas, which opened in March 2003, and Houston, Texas, which opened in January 2004. The new Smith & Wollensky unit in Houston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Houston matures and revenues increase, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related Benefits. Salaries and related benefits increased $1.7 million to $8.8 million for the three months ended March 29, 2004 from $7.1 million for the three months ended March 31, 2003. This increase was partially due to the new Smith & Wollensky units in Dallas, Texas, which opened in March 2003 and Houston, Texas, which opened in January 2004. The increase relating to these new units was $935,000. Salaries and related benefits as a percent of consolidated restaurant sales increased to 28.6% for the three months ended March 29, 2004 from 28.0% for the three months ended March 31, 2003. The increase in salaries and related benefits as a percentage of consolidated restaurant sales was primarily due to the additional staffing required at the new Smith & Wollensky unit in Houston, Texas during the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable unit sales and to an increase in the cost of health insurance provided to employees and paid for in part by us.

Restaurant Operating Expenses. Restaurant operating expenses increased $897,000 to $4.8 million for the three months ended March 29, 2004 from $3.9 million for the three months ended March 31, 2003. The increase includes $409,000 that was due to the opening of the new Smith & Wollensky units in Dallas, Texas and Houston, Texas. The remaining increase is related to certain costs associated with upgrades of operating supplies, ongoing repairs and maintenance, certain costs that are directly related to the increased sales volume such as credit card charges, linen costs and increases in property and liability insurance premiums at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 15.8% for 2004 from 15.5% in 2003.

Occupancy and Related Expenses. Occupancy and related expenses decreased $319,000 to $1.4 million for the three months ended March 29, 2004 from $1.7 million for the three months ended March 31, 2003 primarily due to the reduction in rent and deferred rent of $413,000 for the Smith & Wollensky unit in Las Vegas, Nevada, which is now treated as a capital lease due to the amendment to the lease on April 29, 2003. The decrease was partially offset by the combined increase of $94,000 in occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky units in Dallas, Texas and Houston, Texas. The decrease was also partially offset by increases in percentage of sales rent at applicable units. Occupancy and related expenses as a percentage of consolidated restaurant sales decreased to 4.6% for the three months ended March 29, 2004 from 6.8% for the three months ended March 31, 2003.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $316,000 to $1.3 million for the three months ended March 29, 2004 from $982,000 for the three months ended March 31, 2003. The increase was related primarily to the opening of the Smith & Wollensky units in Dallas, Texas, and Houston, Texas. Marketing and promotional expenses as a percent of consolidated restaurant sales increased to 4.2% for the three months ended March 29, 2004 from 3.9% for the three months ended March 31, 2003.

Depreciation and Amortization. Depreciation and amortization increased $109,000 to $1.1 million for the three months ended March 29, 2004 from $953,000 for the three months ended March 31, 2003, primarily due to the property and equipment additions for the new Smith & Wollensky units in Dallas, Texas and Houston, Texas.

Management Fee Income. Management fee income increased $103,000 to $315,000 for the three months ended March 29, 2004 from $212,000 for the three months ended March 31, 2003, primarily due to an increase in fees received from one of our managed units relating to a minimum base management fee that we began receiving during the three months ended March 29, 2004.

General and Administrative Expenses. General and administrative expenses decreased by $160,000 to $2.5 million for the three months ended March 29, 2004 from $2.7 million for the three months ended March 31, 2003. General and administrative expenses as a percent of consolidated restaurant sales decreased to 8.3% for the three months ended March 29, 2004 from 10.6% for three months ended March 31, 2003. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 6.3% for the three months ended March 29, 2004 from 8.1% for the three months ended March 31, 2003. The decrease was primarily due to a decrease in certain professional fees and consulting expenses, partially offset by an increase in travel and related expenditures.

Royalty Expense. Royalty expense increased $94,000 to $442,000 for the three months ended March 29, 2004 from $348,000 for the three months ended March 31, 2003 primarily due to the increase in sales of $1.8 million from our owned Smith & Wollensky units open for the comparable period together with a combined increase in sales of $2.9 million from our Smith & Wollensky unit in Dallas, Texas, which opened in March 2003 and our new unit in Houston, Texas, which opened in January 2004.

Interest Expense - Net of Interest Income. Interest expense, net of interest income, increased $245,000 to $341,000 for the three months ended March 29, 2004 from $96,000 for the three months ended March 31, 2003, primarily due to the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada and, to a lesser extent, the interest expense on debt incurred for general corporate purposes and in connection with the financing of our new Smith & Wollensky units in Dallas, Texas and Houston, Texas. Interest expense, net of interest income, was also impacted by the reduction in interest income related to the use of cash for capital improvements, which had been invested in short and long term interest bearing investments during the three months ended March 31, 2003.

Provision for Income Taxes. The income tax provision for the three months ended March 29, 2004 and March 31, 2003, respectively, represents certain state and local taxes.

(Income) Loss in Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of M&P are now included in our consolidated statement of operations and the net (income) or loss of this variable interest entity is presented as a separate item after the provision for income taxes.


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


Liquidity and Capital Resources

     We have funded our capital requirements in recent years through cash flow from operations, a private placement of preferred stock, the sale of subordinated notes, bank debt and an IPO. Net cash provided by operating activities amounted to $494,000 for the three months ended March 29, 2004 and net cash used in operating activities was ($51,000) for the three month period ended March 31, 2003.

     Net cash provided by financing activities was $1.5 million for the three month period ended March 29, 2004 and net cash used in financing activities was ($767,000) for the three month period ended March 31, 2003. Net cash used in financing activities for the three month period ended March 29, 2004 includes $1.7 million in proceeds from the line of credit facility with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley") and $171,000 principal payments on long-term debt. Net cash used in financing activities for the three month period ended March 31, 2003 includes $717,000 of principal payments on long-term debt.

     We used cash primarily to fund the development and construction of new restaurants and expansion of existing restaurants. Net cash used in investing activities was $2.8 million and $2.5 million for the three months ended March 29, 2004 and March 31, 2003, respectively. The total capital expenditures were $3.5 million and $2.6 million for the three months ended March 29, 2004 and March 31, 2003, respectively. On January 19, 2004, we opened our newest Smith & Wollensky unit in Houston, Texas. Other cash provided by / (used in) in investing activities consisted primarily of net proceeds from the sale of investments of $925,000 and $2.2 million for the three months ended March 29, 2004 and March 31, 2003, respectively, and net purchases of investments of $1.7 million for the three month period ended March 31, 2003.

     Total remaining capital expenditures in 2004 are expected to be approximately $5.1 million and will be used primarily to complete the construction of our new restaurant in Boston, Massachusetts, and for general maintenance of existing restaurants. In January 2004 we opened a 400 seat Smith & Wollensky in Houston, Texas. We expect to open another Smith & Wollensky restaurant in late 2004 in Boston, Massachusetts. We expect the restaurant to have approximately 450 seats on four levels. Although we currently do not have any leases signed other than leases relating to our existing and planned locations and will not actively pursue new locations in 2005, we would consider opening a new Smith & Wollensky restaurant in a high caliber location under highly favorable investment terms. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions, and we expect to resume our new restaurant growth in 2006. As of March 29, 2004, the average cost of opening the last three Smith & Wollensky restaurants, net of landlord contributions, has been approximately $3.7 million, excluding the purchase of land and pre-opening costs. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.3 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Although our newest unit in Houston falls within this range, the restaurant we plan to open in Boston is expected to significantly exceed this range primarily because of its size. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

         In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bore interest at rates ranging from 9.0% to 12.0%. The final payment for these obligations was made in 2003. In addition, we assumed a mortgage on the Miami property that requires monthly payments and bears interest at 5.25% per year. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension will become effective June 18, 2004. In 1997, we also assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.6 million on March 29, 2004.

     On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley. Under the agreement we are the guarantor of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. We have borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $33,333 commencing June 30, 2003 over the term of the loan with a balloon payment of approximately $2.0 million on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by us to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. We did not draw down the remaining balance because, as an alternative to purchasing the land, we signed an amendment to our lease agreement, as discussed below. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At March 29, 2004, we were in compliance with all the financial covenants contained in this amended loan agreement.

         As discussed above, on April 29, 2003, we signed a second amendment to lease agreement ("Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property for our Las Vegas restaurant. The Agreement, which has been accounted for as a capital lease, adjusts the annual fixed payment to $400,000 per year from May 1, 2003 to April 30, 2008 and to $860,000 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to us effective from May 1, 2003. We will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. We are required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years we do not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years as of December 29, 2003 will be as follows:

        Fiscal year                               (dollar amounts in thousands)
        -----------                               -----------------------------

        2004.................................                              $207
        2005.................................                               298
        2006.................................                               328
        2007.................................                               360
        2008.................................                               123
                                                                            ---

                                                                         $1,316



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

         On December 24, 2002 we entered into a $1.9 million secured term loan agreement with Morgan Stanley . Under the agreement, the Company and Dallas S&W L.P., a wholly owned subsidiary, are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Of the $1.9 million borrowed by us under the agreement, $1.35 million was used for our new restaurant development program, and $550,000 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $15,833 for this loan over the term of the loan and a balloon payment of approximately $1.0 million on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The aggregate outstanding balance of this term loan was approximately $1.7 million as of March 29, 2004. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At March 29, 2004 we were in compliance with the financial covenants contained in the amended loan agreement.

         On January 30, 2004 we entered into a $2.0 million secured line of credit facility with Morgan Stanley . Under the agreement we are the guarantor of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Through S&W Las Vegas, we have the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. We are also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We may at anytime repay advances on this line without penalty. We are obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. The aggregate outstanding balance of this line of credit facility was approximately $1.7 million as of March 29, 2004. At March 29, 2004 we were in compliance with the financial covenants contained in the line of credit facility.


         On March 17, 2004, we signed a first amendment to covenants agreement with Morgan Stanley . The amendment increased to $525,000 the amount that we may exclude from the determination of any of our covenants, under our term loans and line of credit facility, as a result of the settlement of the legal dispute between the Company and Mondo's.

         During 2003, we incurred a net loss of $1.1 million, primarily related to the costs incurred for litigation and accrual of settlement costs on a disputed lease matter and the costs incurred for the opening of a new restaurant in Dallas. We used cash during 2003 primarily for the purchase of property and equipment at our Dallas location and our Houston location. While we generated cash from operating activities of $3.7 million for the year ended December 29, 2003, cash of $4.9 million and $1.1 million was used for investing and financing activities, respectively, leaving us with cash and cash equivalents of approximately $1.9 million as of December 29, 2003. We currently project remaining capital expenditures in 2004 to total approximately $5.1 million, primarily related to the planned restaurant in Boston, which is scheduled for opening late in 2004. The Houston location was opened in January 2004. We incurred approximately $1.6 million in capital expenditures to complete this project during the first quarter of 2004.

         Because of these developments, we obtained a $2.0 million secured line of credit described above and borrowed approximately $1.7 million in the first quarter of 2004. We also commenced discussions with two commercial lenders for additional financing that we intend to finalize during the second quarter of 2004. We received a commitment letter from one of the lenders for additional funding totaling $2.0 million. We are renegotiating with the second commercial lender the mortgage related to the Miami restaurant property. We have extended the term of this mortgage, which now has a final principal payment due in June 2007. We also intend to add an additional $2.0 million of debt to this facility. We intend to use $2.0 million of this facility for development and general corporate purposes and the remaining $1.0 million will be used to prepay the remaining balance of a loan payable to a separate financing institution, described above. The current loan agreements, including the new secured line of credit agreement, permit us to borrow additional funds up to $5.0 million.

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

         The following table discloses aggregate information as of March 29, 2004 about our contractual obligations and the periods in which payments in respect of the obligations are due:

                                                                                    PAYMENTS DUE BY PERIOD
Contractual Obligations:                                          Total      Less than      1-3 years      3-5 years      More than
------------------------                                          -----        1 year       ---------      ---------       5 years
                                                                               ------                                      -------
                                                                                    (dollars in thousands)
Minimum royalty payments licensing agreement(1)..........        $4,358           $358         $1,600         $1,600        $800(2)
Minimum distributions management agreement(1)............        $3,760           $400           $960           $960         $1,440
Minimum payments on employment agreements(1).............        $3,009           $955         $2,054             $0             $0
Principal payments on long-term debt(1)..................        $9,787         $1,950         $3,569         $3,825           $443
Payments under capital lease(1)..........................       $11,545           $502         $1,426         $1,590         $8,027
Minimum annual rental commitments(1)(3)..................       $70,545         $3,226         $8,839         $8,171        $50,309
                                                               --------         ------        -------        -------        -------
Total....................................................      $103,004         $7,391        $18,448        $16,146        $61,019
                                                               ========         ======        =======        =======        =======

-----------

     (1) Please refer to the discussion in the "Liquidity and Capital Resources" section above and the Notes to Unaudited Consolidated Financial Statements for additional disclosures regarding these obligations.

     (2) The license agreement is irrevocable and perpetual unless terminated in accordance with the terms of the agreement. See Notes to the Unaudited Consolidated Financial Statements, Note 6.

     (3)      Restated to reflect the adoption of FIN 46 (R).



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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at March 29, 2004.

                                                          Expected Maturity Date
                                                          ----------------------
                                                             Fiscal Year Ended
                                                             -----------------

                                                                                                              Fair Value
                                                                                                               March 29,
Debt                                2004      2005      2006      2007      2008     Thereafter      Total        2004
----                                ----      ----      ----      ----      ----     ----------      -----        ----
                                                                     (dollars in thousands)



Long-term variable rate........     $923        $-    $1,738       $-      $ -             $ -      $2,661        $2,662
Average interest rate..........                                                                       2.9%
Long-term fixed rate...........   $1,026    $1,189      $643    $1,597   $2,228            $443      7,126         8,046
Average interest rate..........                                                                       6.7%         -----
                                                                                                     ----

Total debt.....................                                                                     $9,787       $10,708
                                                                                                    ======       =======


         We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

         An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

         There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

         On or about September 5, 2001, Mondo's of Scottsdale, L.C. ("Mondo's") filed a suit against SWRG alleging that it had entered into an agreement to purchase all of the leasehold interest in, and certain fixtures and equipment located at, Mondo's restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and had been set to go to jury trial in March 2004. The plaintiff requested damages of approximately $2.0 million. On March 18, 2004 the parties tentatively agreed to settle the matter for $525 and a reserve of $525 was established as of December 29, 2003. On April 9, 2004 a final settlement was reached between the parties and, in accordance with the settlement, SWRG made the first payment of $225, with the final payment of $300 due on April 11, 2005.

         SWRG is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG's consolidated financial position, results of operations or liquidity.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         On April 30, 2004, James M. Dunn, agreed to become our President - Boston Operations and will oversee the operations of the new Smith & Wollensky restaurant in Boston, which is to open in late 2004. In conjunction with his new role, Mr. Dunn resigned as Director, President and Chief Operating Officer of SWRG and has agreed to make an investment in our Boston restaurant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1     Risk Factors

(b)   Reports on Form 8-K

                  Report on Form 8-K dated April 19, 2004 furnishing under Items 7 and 12 a copy of the Company's press release dated April 7, 2004, describing selected financial results of the Company for the quarter ended March 29, 2004.

                  Report on Form 8-K dated May 11, 2004 furnishing under Items 7 and 12 a copy of the Company's press release dated May 10, 2004, describing selected financial results of the Company for the quarter ended March 29, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

May 13, 2004               By:    /s/  ALAN N. STILLMAN
                                  ---------------------

                                  Name:    Alan N. Stillman
                                  Title:   Chairman of the Board, Chief
                                           Executive Officer and Director
                                           (Principal Executive Officer)


May 13, 2004               By:    /s/  ALAN M. MANDEL
                                  -------------------

                                  Name:    Alan M. Mandel
                                  Title:   Chief Financial Officer, Executive
                                           Vice President of Finance,
                                           Secretary and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

Exhibit No.       Description of Document
-----------       -----------------------



   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1           Risk Factors