Form 10-Q
period 2004-06-30
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2004-08-12
CIK 1137047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2004

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


As of August 11, 2004, the registrant had 9,378,349 shares of Common Stock, $.01 par value per share, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                        PAGE
Item 1. Financial Statements.

   Unaudited Consolidated Balance Sheets as of June 28, 2004 and December 29, 2003                       4

   Unaudited Consolidated Statements of Operations for the three- and six-month periods ended
        June 28, 2004 and June 30, 2003                                                                  5

   Unaudited Consolidated Statements of Stockholders' Equity for the six-month periods ended
        June 28, 2004 and June 30, 2003                                                                  6

  Unaudited Consolidated Statements of Cash Flows for the six-month periods ended
        June 28, 2004 and June 30, 2003                                                                  7

   Notes to Unaudited Consolidated Financial Statements                                                  8

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                                                 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk.                                     29

Item 4. Controls and Procedures.                                                                        29

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.                                                                              30

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.               30

Item 3. Defaults Upon Senior Securities.                                                                30

Item 4. Submission of Matters to a Vote of Security Holders.                                            30

Item 5. Other Information.                                                                              31

Item 6. Exhibits and Reports on Form 8-K.                                                               31


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

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "hopes", "will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, changes in consumer preferences, the level of competition from existing or new competitors in the high-end segment of the restaurant industry and our success in implementing our growth strategy.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
         (dollar amounts in thousands, except share and per share data)

                                                                                  June 28,     December 29,
                                                                                    2004           2003 (a)
                                                                                    ----           --------
                                     Assets
Current assets:
  Cash and cash equivalents.................................................         $  1,033        $ 2,181
  Short-term investments....................................................              168          1,055
  Accounts receivable, less allowance for doubtful accounts of $94 and $95
  at June 28, 2004 and December 29, 2003, respectively......................            2,818          2,680
  Merchandise inventory.....................................................            4,867          4,749
  Prepaid expenses and other current assets.................................            1,376            845
                                                                                     --------       --------
  Total current assets......................................................           10,262         11,510

Property and equipment, net.................................................           68,527         63,386
Goodwill, net...............................................................            6,886          6,886
Licensing agreement, net....................................................            3,489          3,338
Other assets................................................................            4,241          3,941
                                                                                     --------       --------
  Total assets..............................................................         $ 93,405       $ 89,061
                                                                                     ========       ========
                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt.........................................         $  1,323        $ 2,121
  Accounts payable and accrued expenses.....................................           12,206         11,922
                                                                                     --------       --------
  Total current liabilities.................................................           13,529         14,043
Obligations under capital lease.............................................           10,062          9,991
Long-term debt, net of current portion......................................           10,497          6,099
Deferred rent...............................................................            6,481          6,400
                                                                                     --------       --------
  Total liabilities.........................................................           40,569         36,533

Interest in consolidated variable interest entity...........................          (1,601)        (1,680)
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01; authorized 40,000,000 shares; 9,376,249 shares issued and outstanding at June 28, 2004 and December 29,2003,
  respectively).............................................................               94             94
  Additional paid-in capital................................................           69,940         69,940
  Accumulated deficit.......................................................         (15,649)       (15,842)
  Accumulated other comprehensive income ...................................               52             16
                                                                                     --------       --------
                                                                                       54,437         54,208
                                                                                     --------       --------


  Total liabilities and stockholders' equity................................         $ 93,405       $ 89,061
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

                                                            Three Months Ended           Six Months Ended
                                                          June 28,      June 30,      June 28,     June 30,
                                                            2004        2003 (a)        2004       2003 (a)
                                                            ----        --------        ----       --------
Consolidated restaurant sales..........................      $ 30,010      $ 26,081     $ 60,662      $ 51,440
                                                             --------      --------     --------      --------
Cost of consolidated restaurant sales:
  Food and beverage costs..............................         9,366         7,989       19,515        15,671
  Salaries and related benefit expenses................         8,669         7,369       17,422        14,469
  Restaurant operating expenses........................         4,758         4,233        9,557         8,176
  Occupancy and related expenses.......................         1,458         1,313        2,894         3,027
  Marketing and promotional expenses...................         1,326         1,010        2,624         1,992
  Depreciation and amortization expenses...............         1,016           996        2,078         1,949
                                                             --------      --------     --------      --------
     Total cost of consolidated restaurant sales.......        26,593        22,910       54,090        45,284
                                                             --------      --------     --------      --------
Income from consolidated restaurant operations.........         3,417         3,171        6,572         6,156
Management fee income..................................           316           232          632           444
                                                             --------      --------     --------      --------
Income from consolidated and managed restaurants.......         3,733         3,403        7,204         6,600
General and administrative expenses....................         2,367         2,389        4,908         5,086
Royalty expense........................................           432           369          871           717
                                                             --------      --------     --------      --------
Operating income ......................................           934           645        1,425           797

Interest expense.......................................         (333)         (277)        (656)         (403)
Amortization of deferred debt financing costs..........          (26)          (13)         (44)          (26)
Interest income........................................            --            31           --            74
                                                             --------      --------     --------      --------
Interest and other expense, net........................         (359)         (259)        (700)         (355)
                                                             --------      --------     --------      --------
Income before provision for income taxes...............           575           386          725           442
Provision for income taxes.............................            51            75          103           125
                                                             --------      --------     --------      --------
Income before (income) loss of consolidated
    variable interest entity...........................           524           311          622           317
(Income) loss of consolidated variable interest entity          (261)          (71)        (429)             6
                                                             --------      --------     --------      --------
Net income..............................................     $    263      $    240     $    193      $    323
                                                             ========      ========     ========      ========
Net income  per common share:
     Basic:............................................      $   0.03      $   0.03     $   0.02      $   0.03
                                                             ========      ========     ========      ========
     Diluted:..........................................      $   0.03      $   0.02     $   0.02      $   0.03
                                                             ========      ========     ========      ========

Weighted average common shares outstanding:
     Basic.............................................     9,376,249     9,354,481    9,376,249     9,354,374
                                                           ==========     =========   ==========     =========
     Diluted...........................................    10,131,915     9,806,731   10,131,915     9,667,470
                                                           ==========     =========   ==========     =========

(a) Restated to reflect the adoption of FIN 46 (R).

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                          (dollar amounts in thousands)

                Six months ended June 28, 2004 and June 30, 2003

                                                                                  Accumulated
                                  Common Stock       Additional                      other
                                                      paid-in     Accumulated    comprehensive    Stockholders'
                                 Shares     Amount    capital       deficit      income (loss)       equity
                                 ------     ------    -------       -------      -------------       ------
Balance at December 30,
2002(a)                         9,354,266      $94      $69,854      $(14,820)          $  (51)         $55,077

Stock options exercised......       1,633                     7                                               7
Comprehensive income on
investments, net of tax
effect.......................                                                                70              70
Net income...................          --       --           --            323               --             323
                                ---------      ---      -------      ---------          -------         -------
   Total comprehensive income                                                                               393
                                                                                                            ---

Balance at June 30, 2003(a)..   9,355,899     $ 94      $69,861      $(14,497)            $  19         $55,477
                                =========     ====      =======      =========            =====         =======


Balance at December 29,
  2003(a)                       9,376,249      $94      $69,940      $(15,842)              $16         $54,208

Comprehensive income on
investments, net of tax
effect.......................                                                                36              36
Net income...................          --       --           --            193               --             193
                                ---------      ---      -------      ---------          -------         -------
   Total comprehensive income                                                                               229
                                                                                                        =======

Balance at June 28, 2004.....   9,376,249     $ 94      $69,940      $(15,649)             $ 52         $54,437
                                =========     ====      =======      =========             ====         =======


(a) Restated to reflect the adoption of FIN 46 (R).

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)

                       Six months ended June 28, 2004 and June 30, 2003

                                                                      June 28,         June 30,
                                                                        2004           2003 (a)
                                                                        ----           --------
Cash flows from operating activities:
Net income ...................................................          $   193          $  323
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...............................            2,251           2,117
  Amortization of deferred financing costs...................                44              26
  Accretive interest on capital lease obligation..............               71              23
  Income (loss) of consolidated variable interest entity.....               429             (6)
  Changes in operating assets and liabilities:
     Accounts receivable......................................            (165)           (537)
     Merchandise inventory....................................            (118)            (73)
     Prepaid expenses and other current assets................            (531)             165
     Other assets.............................................            (321)           (163)
     Accounts payable and accrued expenses....................              280             614
     Deferred rent............................................               81            (13)
                                                                        -------        --------
               Net cash provided by operating activities......            2,214           2,476
 Cash flows from investing activities:
 Purchase of property and equipment...........................          (7,274)         (4,118)
 Purchase of nondepreciable assets............................             (34)            (99)
 Purchase of investments......................................                -         (2,568)
 Proceeds from sale of investments............................              925           4,504
 Payments under licensing agreement...........................            (229)           (224)
                                                                        -------        --------

               Cash flows used in investing activities........          (6,612)         (2,505)

Cash flows from financing activities:
Proceeds from issuance of long-term debt......................            3,959               -
Principal payments of long-term debt..........................            (359)           (826)
Net proceeds from exercise of options                                         -               7
                                                                        -------        --------
Distribution to owners of consolidated variable interest
  entity......................................................            (350)           (150)
                                                                        -------        --------
              Cash flows provided by (used in) financing
                activities....................................            3,250           (969)
                                                                        -------        --------
Net change in cash and cash equivalents.......................          (1,148)           (998)
Cash and cash equivalents at beginning of period..............            2,181           4,226
                                                                        -------        --------
               Cash and cash equivalents at end of period.....          $ 1,033        $  3,228
                                                                        =======        ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
              Interest........................................           $  504          $  328
                                                                         ======          ======
              Income taxes....................................            $  73          $   44
                                                                          =====          ======
  Noncash investing and financing activities:
              Assets under capital lease......................              $71         $ 9,898
                                                                           ====         =======
              Obligations under capital lease.................                -         $ 9,921
                                                                              =         =======
              Capitalization of deferred rent...................           $150         $     -
                                                                           ====         =======


       (a) Restated to reflect the adoption of FIN 46 (R).

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
     (dollar amounts in thousands, except per share amounts and where noted)
                         June 28, 2004 and June 30, 2003

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

        The consolidated balance sheet data presented herein for December 29, 2003 was derived from SWRG's consolidated financial statements for the fiscal year then ended and includes the effect of consolidating the entity that owns the Maloney & Porcelli restaurant ("M&P") that SWRG manages in New York City, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires SWRG to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates.

        The consolidated financial statements of SWRG include the accounts and results of SWRG and, as a result of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of
Variable Interest Entities, ("FIN 46(R)"), the accounts and results of the entity that owns M&P. SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, are required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the financial statements of the entity that owns M&P because the holders of the equity investment lacked one of the above characteristics.

        The presented consolidated financial statements relating to prior periods have been restated to consolidate the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN 46(R). In connection with the restatement under FIN 46(R), SWRG's net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. In connection with the restatement under FIN 46(R), the consolidated statements of operations for the fiscal year ended December 30, 2002 reflect a cumulative effect of an accounting change. In addition, amortization expense related to the Maloney Agreement for previous periods classified under "General and administrative expense", and fees received pursuant to the Maloney Agreement and classified under "Management fee income" have been removed from the consolidated statements of operations. The consolidation of the entity that owns M&P has changed SWRG's current assets by ($81) and $144, non-current assets by ($577) and ($305) current liabilities by $551 and $840, and non-current liabilities by $390 and $392 at June 28, 2004 and December 29, 2003, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,724 and $2,402, and increased restaurant operating costs by $2,262 and $2,059 for the three months ended June 28, 2004 and June 30, 2003, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $5,482 and $4,769, and increased restaurant operating costs by $4,459 and $4,212 for the six months ended June 28, 2004 and June 30, 2003, respectively. Certain reclassifications were made to prior period amounts to conform to current period classifications.

        SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended June 28, 2004 and June 30, 2003 represent 13-week reporting periods and the six months ended June 28, 2004 and June 30, 2003 represent 26-week reporting periods. SWRG develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At June 28, 2004, SWRG owned and operated twelve restaurants, including nine Smith & Wollensky restaurants. The newest restaurant, a 400 seat Smith & Wollensky in Houston, Texas, opened on January 19, 2004. SWRG also manages five restaurants.

(2) Net Income per Common Share

        SWRG calculates net income per common share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted net income per common share assumes the exercise of stock options using the treasury stock method, if dilutive.


        The following table sets forth the calculation for net income per common share on a weighted average basis:

                                                             Three Months Ended             Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                           June 28,      June 30,       June 28,        June 30,
                                                             2004        2003 (a)         2004          2003 (a)
                                                             ----        --------         ----          --------
Numerator:
Net income.............................................           $263          $240           $ 193           $323
                                                                  ====          ====           =====           ====



Denominator - Weighted Average Shares:

Basic....................................                    9,376,249     9,354,481       9,376,249      9,354,374
Dilutive Options.........................                      755,666       452,250         755,666        313,096
                                                            ----------     ---------      ----------      ---------
Diluted .................................                   10,131,915     9,806,731      10,131,915      9,667,470
                                                            ==========     ---------      ==========      =========

Per common share:

Basic....................................                     $   0.03     $   0.03         $   0.02      $   0.03
                                                              ========     =========        ========      ========
Diluted .................................                     $   0.03     $   0.02         $   0.02      $   0.03
                                                              ========     =========        ========      ========


               (a) Restated to reflect the adoption of FIN 46(R).




SWRG applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock based employee compensation. Under this method, compensation expense is recorded on the date of grant of the option only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation:

                                                                        Three Months Ended                 Six Months Ended
                                                                        ------------------                 ----------------
                                                                  June 28, 2004     June 30, 2003     June 28, 2004    June 30, 2003
                                                                  -------------     -------------     -------------    -------------
Net income , as reported for 2004 and as restated for 2003 to
reflect the adoption of FIN 46(R).............................            $ 263             $ 240             $ 193            $ 323
                                                                     ==========         =========        ==========        =========
Add stock-based employee compensation expense included in
  reported net income                                                         -                22                 -               22
Deduct total stock-based employee compensation expense
  determined under fair value based method for all awards, net
  of tax......................................................             (86)             (131)             (172)            (262)
                                                                     ----------         ---------        ----------        ---------
Pro forma net income (loss)...................................            $ 177           $ (131)               $21            $  83
                                                                     ==========         =========        ==========        =========


Pro forma net income (loss) Per common share -
   Basic and diluted..........................................           $ 0.02           $(0.01)             $0.00           $ 0.01



Weighted average common shares outstanding:
Basic.........................................................        9,376,249         9,354,481         9,376,249        9,354,374
Dilutive options..............................................          755,666           452,250           755,666          313,096
                                                                     ----------         ---------        ----------        ---------
Diluted.......................................................       10,131,915         9,806,731        10,131,915        9,667,470
                                                                     ==========         =========        ==========        =========


(3)  Investment Securities

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt securities by major security type and class of security at June 28, 2004 was as follows:

                                Amortized   Gross unrealized   Gross unrealized   Fair value
                                ---------   ----------------   ----------------   ----------
                                     Cost      holding gains     holding losses
                                     ----      -------------     --------------
At June 28, 2004
Available for sale short-term:
Equity securities                    $116                $52                $--         $168
                                     ====                ===                ===         ====

               Proceeds from the sale of investment securities available for sale were $925 and $4,504 for the six months ended June 28, 2004 and June 30, 2003, respectively, and gross realized gains and (losses) included in general and administrative expenses for the six months ended June 28, 2004 and June 30, 2003, respectively, were $20 and $(13), respectively.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. SWRG is exposed to market fluctuations in the prices of various commodities. SWRG closely monitors the potential impacts of price changes in beef and, where appropriate, enters into contracts to protect margins for a portion of future sales. SWRG used commodity instruments, such as futures and options, as economic hedges for beef purchases. SWRG hedged exposures to the price variability of beef for a maximum of 10 months. The amount recognized for transactions that did not qualify as cash flow hedges was a loss of $77 for the year ending December 29, 2003. SWRG sold all its derivative instruments during the three months ended March 29, 2004. The realized gain on the sale of these instruments was $61 for the three-month period ended March 29, 2004. SWRG had no derivative instruments or hedging activities during the three months ended June 28, 2004.

(4)  Property and Equipment

          Property and equipment consists of the following:

                                                              June 28, 2004    December 29,
                                                              -------------    ------------
                                                                                    2003 (a)
                                                                                    --------
Land..................................................              $13,115          $13,115
Building and building improvements....................                7,317            7,317
Machinery and equipment...............................               11,252           10,183
Furniture and fixtures................................                8,004            7,399
Leasehold improvements................................               46,111           40,814
Leasehold rights......................................                3,376            3,376
Construction-in-progress..............................                5,120            4,787
                                                                   --------         --------
                                                                     94,295           86,991
Less accumulated depreciation and amortization........             (25,768)         (23,605)
                                                                   --------         --------
                                                                   $ 68,527         $ 63,386
                                                                   ========         ========

           (a) Restated to reflect the adoption of FIN 46 (R).


        Land includes $9,898 of assets under capital lease (note 8). Depreciation and amortization expense of property and equipment was $2,163 and $4,028, for the six months ended June 28, 2004 and the fiscal year ended December 29, 2003, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. In connection with SWRG's assets under construction for the six months ended June 28, 2004 and the fiscal year ended December 29, 2003, SWRG capitalized $40 and $111 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost.

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


        The future minimum royalty payments as of June 28, 2004 relating to (ii) and (iii) above are as follows:


    Fiscal year:
    2004.............................................................    $ --
    2005.............................................................     800
    2006.............................................................     800
    2007.............................................................     800
    2008.............................................................     800
    2009 and each year thereafter....................................     800

        During the six-month period ended June 28, 2004, SWRG paid $229 in connection with the opening of the Smith & Wollensky unit in Houston, Texas.


(6) Long-Term Debt

        Long-term debt consists of the following:

                                                         June 28,   December 29,
                                                             2004           2003
                                                             ----           ----

Mortgage and loan payable (a)........................      $1,596         $1,643
Term loan(b).........................................       3,567          3,767
Promissory note(c)...................................       1,100          1,100
Term loan(d).........................................       1,615          1,710
Line of credit (e)...................................       1,959              -
Promissory note (f)..................................       1,983              -
                                                           ------         ------


                                                           11,820          8,220
Less current portion.................................       1,323          2,121
                                                           ------         ------
                                                          $10,497         $6,099
                                                          =======         ======





-----------


    a. In Fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG was obligated to make quarterly and annual payments over a six-year period. These obligations generally bore interest at rates ranging from 9% to 12%. The final payment for these obligations was made in 2003. In addition, SWRG assumed a mortgage on the property that requires monthly payments and bears interest at 5.25% per year. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In Fiscal 1997, SWRG also assumed a loan payable to a financing institution that requires monthly payments through the year 2014, and bears interest at 7.67% per year.

    b. On August 23, 2002, SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"). Under the agreement, SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC ("Borrower"). SWRG, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of approximately $33 for this portion of the loan over the term of the loan and a balloon payment of approximately $2,033 on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. SWRG did not draw down the remaining balance because, as an alternative to purchasing the land, SWRG signed an amendment to its lease agreement, as discussed in Note 8. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At June 28, 2004, SWRG was in compliance with all the financial covenants contained in this amended loan agreement.

    c. On October 9, 2002, SWRG purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of SWRG. This loan bears interest at 8% per annum and requires annual principal payments of $550 with the first installment being prepaid on March 4, 2003, and the subsequent two installments originally due on October 9, 2004 and October 9, 2005, respectively. SWRG received a 60-day extension on the installment due on October 9, 2004. The promissory note is secured by a first mortgage relating to the Dallas property.

    d. On December 24, 2002, SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, SWRG and Dallas S&W L.P., a wholly owned subsidiary of SWRG, are the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million was used for its new restaurant development program, and $550 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of $16 for this loan over the term of the loan and a balloon payment of approximately $966 on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At June 28, 2004, SWRG was in compliance
        with  all  the  financial   covenants  contained  in  the  amended  loan
        agreement.

    e. On January 30, 2004, SWRG entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, SWRG is the guarantor of borrowings by the Borrower. Through the Borrower, SWRG has the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. SWRG is also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG may at anytime repay advances on this line without penalty. SWRG is obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. At June 28, 2004, SWRG was in compliance with all the financial covenants contained in the line of credit facility.

    f. On May 26, 2004, S&W New Orleans, L.L.C. ("New Orleans"), a wholly owned subsidiary of SWRG, signed a $2.0 million promissory note with Hibernia National Bank ("Hibernia"). The $2.0 million was used by SWRG for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of $17 for this note over the term of the note with a balloon payment of approximately $1,548 on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At June 28, 2004, New Orleans was in compliance with the financial covenant contained in the loan agreement between New Orleans and Hibernia.




(7)     Capital Lease Obligation

        On April 29, 2003, SWRG signed a second amendment to its lease agreement (the "Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property for the Las Vegas restaurant. The Agreement, which is being treated as a capital lease, adjusts the annual fixed payment to $400 per year from May 1, 2003 to April 30, 2008 and to $860 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to SWRG effective May 1, 2003. SWRG will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. SWRG is required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years SWRG does not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years as of June 28, 2004 will be as follows:

                             Fiscal year
                             -----------
                             2004                   $142
                             2005                    298
                             2006                    328
                             2007                    360
                             2008                    123
                                                   -----
                                                  $1,251
                                                  ======

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

(8)  Restaurant Related Commitments

        All of SWRG's consolidated restaurants operate in leased premises, with the exception of the Smith & Wollensky locations in New Orleans and Dallas, which are owned properties. Remaining lease terms range from approximately 3 to 25 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such leases and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at June 28, 2004 and December 29, 2003 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $6,481 and $6,400, respectively. Future minimum annual rental commitments under all leases are as follows:


   Fiscal year: (a)
   ----------------
   2004.........................................................     $2,210
   2005.........................................................      4,493
   2006.........................................................      4,346
   2007.........................................................      4,026
   2008.........................................................      4,145
   Thereafter...................................................     50,308
                                                                     ------
                                                                    $69,528
                                                                    =======

   (a) Restated to reflect the adoption of FIN 46 (R).



        SWRG is contingently liable under letters of credit aggregating $151 at June 28, 2004 and December 29, 2003, respectively, for deposits with the landlord of one of its restaurants and the corporate office.

(9) Common Stock

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

         The maximum number of shares of Common Stock available for issuance under the 2001 Stock Incentive Plan is 583,333 shares, increased by 4% of the total number of issued and outstanding shares of Common Stock (including shares held in treasury) as of the close of business on December 31 of the preceding year on each January 1, beginning with January 1, 2002, during the term of the 2001 Stock Incentive Plan. However, the number of shares available for all grants under the 2001 Stock Incentive Plan is limited to 11% of SWRG's issued and outstanding shares of capital stock on a fully-diluted basis. Accordingly, the maximum number of options to purchase shares of Common Stock available for issuance in 2004 is approximately 357,000 shares. In addition, options may not be granted to any individual with respect to more than 500,000 total shares of Common Stock in any single taxable year (taking into account options that were terminated, repriced, or otherwise adjusted during such taxable year).

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

        In June and July 2003, SWRG granted options to purchase 127,000 shares of common stock under the 2001 Stock Incentive Plan. The weighted average exercise price of the options granted was $5.05 per share, the estimated fair market value of the underlying common shares at the date of grant. Each option granted in June and July 2003 will vest over a period of five years. As of June 28, 2004, options to purchase 755,666 shares of common stock were outstanding under the 2001 Stock Incentive Plan.

     Activity relating to SWRG's option plans was as follows:

                                                                      Weighted average
                                                                        exercise price
                                                           Number         per share of
                                                       of options         common stock
                                                       ----------         ------------

Options outstanding at December 30, 2002.............     726,033                $4.56
Options forfeited during Fiscal 2003.................    (73,267)                 5.64
Options granted during Fiscal 2003...................     127,000                 5.05
Options exercised during Fiscal 2003.................    (21,983)                 3.91
                                                         --------                 ----
Options outstanding at December 29, 2003.............     757,783                 4.56
Options forfeited during the six months ended June
  28, 2004...........................................     (2,117)                 4.91
                                                         --------                 ----

Options outstanding at June 28, 2004.................     755,666                $4.55
                                                          =======                =====

        As of June 28, 2004 the weighted average remaining contractual life of options outstanding was six years. As of June 28, 2004, there were options covering approximately 408,000 shares of common stock exercisable at a range of $3.88 to $5.70 per share.

(10) Legal Matters

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

    (11) Subsequent Events

        On July 21, 2004, SWRG entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, SWRG and Smith & Wollensky of Boston LLC are the guarantors of borrowings by the Borrower. Through the Borrower, SWRG has the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. SWRG is also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG may at anytime repay advances on this line without penalty. SWRG is obligated to repay the principal portion of this line on May 31, 2005, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

        As of June 28, 2004, we operated 17 high-end, high volume restaurants in the United States. We believe that the particularly large size of the markets we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. On January 19, 2004, we opened a 400 seat Smith & Wollensky in Houston, Texas. We expect to open another Smith & Wollensky restaurant in early fall of 2004 in Boston, Massachusetts. We expect the restaurant in Boston to have approximately 450 seats on four levels. Although we currently do not have any leases signed other than leases relating to our existing and planned locations and will not actively pursue new locations in 2005, we would consider opening a new Smith & Wollensky restaurant in a high caliber location under highly favorable investment terms. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions, and we expect to resume our new restaurant growth in 2006. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.3 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Although our newest unit in Houston falls within this range, the restaurant we plan to open in Boston is expected to significantly exceed this range primarily because of its physical size. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

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

          The consolidated financial statements include our accounts and results and, as a result of Financial Accounting Standards Board ("FASB") Interpretation No.46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN46(R)"), the accounts and results of the entity that owns the Maloney & Porcelli restaurant ("M&P") that we manage in New York City. We manage the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). Under the provisions of the Maloney Agreement, we receive a management fee equal to the sum of 3% of restaurant sales and a fee equal to 50% of the unit's net operating cash flow generated during each fiscal year, provided that the M&P owner receives a minimum amount of operating cash flow per year ranging from $360,000 to $480,000. Either party can terminate the Maloney Agreement for cause and we have a right to purchase the restaurant under specified conditions and amounts. The restaurant owner can preempt the purchase option by remitting a specified cash payment to us. The Maloney Agreement expires on December 31, 2011.

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

        Change in accounting principles: The presented consolidated financial statements relating to prior periods have been restated to consolidate the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN 46(R). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, are required to be evaluated under FIN 46 (R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We consolidated the financial statements of the entity that owns M&P because the holders of the equity investment lacked one of the above characteristics.

        In connection with the restatement under FIN 46 (R), our net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of the entity that owns M&P are presented. In connection with the restatement under FIN 46 (R), the consolidated statements of operations for the fiscal year ended December 30, 2002 reflect a cumulative effect of an accounting change. In addition, amortization expense related to the Maloney Agreement for previous periods classified under "General and administrative expense", and fees received pursuant to the Maloney Agreement and classified under "Management fee income" have been removed from the consolidated statements of operations. The consolidation of the entity that owns M&P has changed our current assets by ($81) and $144, non-current assets by ($577) and ($305) current liabilities by $551 and $840, and non-current liabilities by $390 and $392 at June 28, 2004 and December 29, 2003, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,724 and $2,402, and increased restaurant operating costs by $2,262 and $2,059 for the three months ended June 28, 2004 and June 30, 2003, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $5,482 and $4,769, and increased restaurant operating costs by $4,459 and $4,212 for the six months ended June 28, 2004 and June 30, 2003, respectively. Certain reclassifications were made to prior period amounts to conform to current period classifications.

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

        Goodwill: Goodwill represents the excess of fair value of certain reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangibles assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We assess the recoverability of goodwill at the end of each year through a fair value evaluation performed for each reporting unit that has goodwill. The fair value valuation is calculated using various methods, including an analysis based on projected discounted future operating cash flows of each reporting unit using a discount rate reflecting our average cost of funds. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of goodwill as of June 28, 2004 and December 29, 2003 was $6.9 million.

        Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the asset to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of our intangible assets as of June 28, 2004 and December 29, 2003 was $3.5 million and $3.3 million, respectively.

        Artwork: We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The net carrying value of our artwork as of June 28, 2004 and December 29, 2003 was $2.0 million.

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

        At June 28, 2004, we have recorded a valuation allowance of $8.0 million to reduce our net operating loss and tax credit carryforwards of $6.5 million and other timing differences of $1.5 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

     This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

                                                           Three Months Ended                         Six Months Ended
                                                  June 28, 2004       June 30, 2003 (a)     June 28, 2004       June 30, 2003 (a)

   Consolidated restaurant sales                   $ 30,010   100.0%     $ 26,081   100.0%   $ 60,662   100.0%     $ 51,440   100.0%
   Cost of consolidated restaurant sales:
      Food and beverage costs                         9,366     31.2        7,989     30.6     19,515     32.2       15,671     30.4
      Salaries and related benefit expenses           8,669     28.8        7,369     28.2     17,422     28.7       14,469     28.1
      Restaurant operating expenses                   4,758     15.9        4,233     16.4      9,557     15.8        8,176     15.9
      Occupancy and related expenses                  1,458      4.9        1,313      4.9      2,894      4.8        3,027      5.9
      Marketing and promotional expenses              1,326      4.4        1,010      3.9      2,624      4.3        1,992      3.9
      Depreciation and amortization expenses          1,016      3.4          996      3.8      2,078      3.4        1,949      3.8
                                                     ------   ------       ------   ------     ------   ------       ------   ------

    Total cost of consolidated restaurant sales      26,593     88.6       22,910     87.8     54,090     89.2       45,284     88.0
                                                     ------   ------       ------   ------     ------   ------       ------   ------

   Income from consolidated restaurant operations     3,417     11.4        3,171     12.2      6,572     10.8        6,156     12.0
   Management fee income                                316      1.0          232      0.9        632      1.1          444      0.9
                                                     ------   ------       ------   ------     ------   ------       ------   ------

   Income from consolidated and managed
 Restaurants                                          3,733     12.4        3,403     13.1      7,204     11.9        6,600     12.9
   General and administrative expenses                2,367      7.8        2,389      9.2      4,908      8.1        5,086      9.9
   Royalty expense                                      432      1.4          369      1.4        871      1.4          717      1.5
   Operating income                                     934      3.2          645      2.5      1,425      2.4          797      1.5

   Interest and other expense, net                    (359)    (1.2)        (259)    (1.0)      (700)    (1.2)        (355)    (0.7)
                                                     ------   ------       ------   ------     ------   ------       ------   ------
   Income before provision for income taxes             575      2.0          386      1.5        725      1.2          442      0.8
   Provision for income taxes                            51      0.2           75      0.3        103      0.2          125      0.2
                                                     ------   ------       ------   ------     ------   ------       ------   ------

   Income before (income) loss of consolidated
 variable interest entity                               524      1.8          311      1.2        622      1.0          317      0.6
   (Income) loss of consolidated variable
 interest entity                                      (261)    (0.9)         (71)    (0.3)      (429)    (0.7)            6      0.0
                                                     ------   ------       ------   ------     ------   ------       ------   ------

   Net income                                        $  263     0.9%       $  240     0.9%     $  193     0.3%       $  323     0.6%
                                                     ======   ======       ======   ======     ======   ======       ======   ======

             (a) Restated to reflect the adoption of FIN 46 (R).


Three  Months  Ended June 28, 2004  Compared to the Three  Months Ended June 30,
2003

Consolidated Restaurant Sales. Consolidated restaurant sales increased $3.9 million, or 15.1%, to $30.0 million for the three months ended June 28, 2004 from $26.1 million for the three months ended June 30, 2003. The increase in consolidated restaurant sales was partially due to a net increase in comparable consolidated unit sales of $2.3 million, or 9.3%. The net increase in comparable consolidated unit sales was due to an increase in sales of $1.8 million from our owned Smith & Wollensky units open for the entire period. The improvement is primarily a result of an increase in our average check, due primarily to price increases, and, to a lesser extent, tourism, business travel and banquet sales at our units outside of New York. This increase in comparable consolidated unit sales was also partially due to an increase in sales of $444,000 from our consolidated New York units, which includes the sales of the entity that owns M&P. This increase was attributable to an increase in our average check and, to a lesser extent, an increase in banquet sales and an improvement in tourism in the New York metropolitan area. The increase in consolidated restaurant sales also includes a combined net sales increase of $1.7 million from our Smith & Wollensky unit in Dallas, Texas, which opened in March 2003, and our unit in Houston, Texas, which opened in January 2004.

Food and Beverage Costs. Food and beverage costs increased $1.4 million to $9.4 million for the three months ended June 28, 2004 from $8.0 million for the three months ended June 30, 2003. Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.2% in 2004 from 30.6% in 2003. The increase in cost is primarily related to an increase in food cost at our comparable consolidated units of approximately $876,000. This increase related primarily to a net increase in customer volume at our comparable units and, to a lesser extent, the continued increase in the cost of beef during the three months ended June 28, 2004 as compared to the three months ended June 30, 2003. The increase in food and beverage costs also related to approximately $501,000 in food and beverage costs for the new Smith & Wollensky units in Dallas, Texas, which opened in March 2003, and Houston, Texas, which opened in January 2004. The new Smith & Wollensky unit in Houston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Houston matures and revenues increase, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related Benefits. Salaries and related benefits increased $1.3 million to $8.7 million for the three months ended June 28, 2004 from $7.4 million for the three months ended June 30, 2003. This increase was partially due to the new Smith & Wollensky units in Dallas, Texas, which opened in March 2003 and Houston, Texas, which opened in January 2004. The increase relating to these new units was $581,000. Salaries and related benefits as a percent of consolidated restaurant sales increased to 28.8% for the three months ended June 28, 2004 from 28.2% for the three months ended June 30, 2003. The increase in salaries and related benefits as a percentage of consolidated restaurant sales was primarily due to the additional staffing required at the new Smith &
Wollensky unit in Houston, Texas during the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable consolidated unit sales, to an increase in the cost of health insurance provided to employees and paid for in part by us and increases in employer contributions for other payroll taxes.

Restaurant Operating Expenses. Restaurant operating expenses increased $525,000 to $4.8 million for the three months ended June 28, 2004 from $4.2 million for the three months ended June 30, 2003. The increase includes $253,000 that was due to the opening of the new Smith & Wollensky units in Dallas, Texas and Houston, Texas. The remaining increase is related to certain costs associated with upgrades of operating supplies, ongoing repairs and maintenance, certain costs that are directly related to the increased sales volume such as credit card charges, linen costs and increases in property and liability insurance premiums at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales decreased to 15.9% for 2004 from 16.4% in 2003.

Occupancy and Related Expenses. Occupancy and related expenses increased $145,000 to $1.5 million for the three months ended June 28, 2004 from $1.3 million for the three months ended June 30, 2003 primarily due to the combined increase of $171,000 in occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky units in Dallas, Texas and Houston, Texas and by increases in percentage of sales rent at applicable units. The increase was partially offset by the reduction in rent and deferred rent of $72,000 for the Smith & Wollensky unit in Las Vegas, Nevada, which is now treated as a capital lease due to the amendment to the lease on April 29, 2003. Occupancy and related expenses as a percentage of consolidated restaurant sales was 4.9% for both the three months ended June 28, 2004 and June 30, 2003, respectively.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $316,000 to $1.3 million for the three months ended June 28, 2004 from $1.0 million for the three months ended June 30, 2003. The increase was related primarily to the opening of the Smith & Wollensky units in Dallas, Texas, and Houston, Texas and, to a lesser extent, an increase in advertising in support of our owned New York restaurants. Marketing and promotional expenses as a percent of consolidated restaurant sales increased to 4.4% for the three months ended June 28, 2004 from 3.9% for the three months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization was $1.0 million for the three months ended June 28, 2004 and June 30, 2003, respectively.

Management Fee Income. Management fee income increased $84,000 to $316,000 for the three months ended June 28, 2004 from $232,000 for the three months ended June 30, 2003, primarily due to an increase in fees received from one of our managed units relating to a minimum base management fee that we began receiving during the three months ended March 29, 2004.

General and Administrative Expenses. General and administrative expenses was $2.4 million for the three months ended June 28, 2004 and June 30, 2003, respectively. General and administrative expenses as a percent of consolidated restaurant sales decreased to 7.8% for the three months ended June 28, 2004 from 9.2% for three months ended June 30, 2003. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 5.9% for the three months ended June 28, 2004 from 6.9% for the three months ended June 30, 2003.

Royalty Expense. Royalty expense increased $63,000 to $432,000 for the three months ended June 28, 2004 from $369,000 for the three months ended June 30, 2003 primarily due to the increase in sales of $1.8 million from our owned Smith & Wollensky units open for the comparable period together with a combined increase in sales of $1.7 million from our Smith & Wollensky unit in Dallas, Texas, which opened in March 2003 and our new unit in Houston, Texas, which opened in January 2004.

Interest and Other Expense -Net of Interest Income. Interest and other expense, net of interest income, increased $100,000 to $359,000 for the three months ended June 28, 2004 from $259,000 for the three months ended June 30, 2003, primarily due to the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada and, to a lesser extent, the interest expense on debt incurred for general corporate purposes and in connection with the financing of our new Smith & Wollensky units in Dallas, Texas, and Houston, Texas. Interest and other expense, net of interest income, was also impacted by the reduction in interest income related to the use of cash for capital improvements, which had been invested in short and long term interest bearing investments during the three months ended June 30, 2003.

Provision for Income Taxes. The income tax provision for the three months ended June 28, 2004 and June 30, 2003, respectively, represents certain state and local taxes.

(Income) Loss in Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns M&P are now consolidated and the net (income) or loss of this variable interest entity is presented as a separate item after the provision for income taxes.

Six Months Ended June 28, 2004 Compared to the Six Months Ended June 30, 2003

Consolidated Restaurant Sales. Consolidated restaurant sales increased $9.3 million, or 17.9%, to $60.7 million for the six months ended June 28, 2004 from $51.4 million for the six months ended June 30, 2003. The increase in consolidated restaurant sales was partially due to a net increase in comparable consolidated unit sales of $4.6 million, or 9.4%. The net increase in comparable owned unit sales was due to an increase in sales of $3.7 million from our owned Smith & Wollensky units open for the entire period. The improvement is primarily a result of an increase in our average check, due primarily to price increases, and, to a lesser extent, tourism, business travel and banquet sales at our units outside of New York. This increase in comparable owned unit sales was also partially due to an increase in sales of $1.0 million from our consolidated New York units, which includes the sales of the entity that owns M&P. This increase was attributable to an increase in our average check and, to a lesser extent, an increase in banquet sales and an improvement in tourism in the New York metropolitan area. The increase in consolidated restaurant sales also includes a combined sales increase of $4.5 million from our Smith & Wollensky unit in Dallas, Texas, which opened in March 2003, and our unit in Houston, Texas, which opened in January 2004.

Food and Beverage Costs. Food and beverage costs increased $3.8 million to $19.5 million for the six months ended June 28, 2004 from $15.7 million for the six months ended June 30, 2003. Food and beverage costs as a percentage of consolidated restaurant sales increased to 32.2% in 2004 from 30.4% in 2003. The increase in cost is primarily related to an increase in food cost at our comparable units of approximately $2.2 million. This increase related primarily to the continued increase in the cost of beef during the six months ended June 28, 2004 as compared to the six months ended June 30, 2003, and to a net increase in customer volume at our comparable units. The increase in food and beverage costs also related to approximately $1.6 million in food and beverage costs for the new Smith & Wollensky units in Dallas, Texas, which opened in March 2003, and Houston, Texas, which opened in January 2004. The new Smith & Wollensky unit in Houston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Houston matures and revenues increase, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related  Benefits.  Salaries and related  benefits  increased  $2.9 million to $17.4 million for the six months ended June 28, 2004 from $14.5 million for the six months ended June 30, 2003. This increase was partially due to the new Smith & Wollensky units in Dallas, Texas, which opened in March 2003 and Houston, Texas, which opened in January 2004. The increase relating to these new units was $1.5 million. Salaries and related benefits as a percent of consolidated restaurant sales increased to 28.7% for the six months ended June 28, 2004 from 28.1% for the six months ended June 30, 2003. The increase in salaries and related benefits as a percentage of consolidated restaurant sales was primarily due to the additional staffing required at the new Smith &
Wollensky unit in Houston, Texas during the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable unit sales, to an increase in the cost of health insurance provided to employees and paid for in part by us and to increases in employer contributions for other payroll taxes.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.4 million to $9.6 million for the six months ended June 28, 2004 from $8.2 million for the six months ended June 30, 2003. The increase includes $698,000 that was due to the opening of the new Smith & Wollensky units in Dallas, Texas and Houston, Texas. The remaining increase is related to certain costs associated with upgrades of operating supplies, ongoing repairs and maintenance, certain costs that are directly related to the increased sales volume such as credit card charges, linen costs and increases in property and liability insurance premiums at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales decreased to 15.8% for 2004 from 15.9% in 2003.

Occupancy and Related Expenses. Occupancy and related expenses decreased $133,000 to $2.9 million for the six months ended June 28, 2004 from $3.0 million for the six months ended June 30, 2003 primarily due to the reduction in rent and deferred rent of $485,000 for the Smith & Wollensky unit in Las Vegas, Nevada, which is now treated as a capital lease due to the amendment to the lease on April 29, 2003. The decrease was partially offset by the combined increase of $315,000 in occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky units in Dallas, Texas and Houston, Texas. The decrease was also partially offset by increases in percentage of sales rent at applicable units and increased real estate and property taxes. Occupancy and related expenses as a percentage of consolidated restaurant sales decreased to 4.8% for the six months ended June 28, 2004 from 5.9% for the six months ended June 30, 2003.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $632,000 to $2.6 million for the six months ended June 28, 2004 from $2.0 million for the six months ended June 30, 2003. The increase was related primarily to the opening of the Smith & Wollensky units in Dallas, Texas, and Houston, Texas and, to a lesser extent, an increase in advertising in support of our owned New York restaurants. Marketing and promotional expenses as a percent of consolidated restaurant sales increased to 4.3% for the six months ended June 28, 2004 from 3.9% for the six months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization increased $129,000 to $2.1 million for the six months ended June 28, 2004 from, $2.0 million for the six months ended June 30, 2003, primarily due to the increase relating to the property and equipment additions for the new Smith & Wollensky units in Dallas, Texas and Houston, Texas, being offset by a reduction in depreciation from items which became fully depreciated during 2003.

Management Fee Income. Management fee income increased $188,000 to $632,000 for the six months ended June 28, 2004 from $444,000 for the six months ended June 30, 2003, primarily due to an increase in fees received from one of our managed units relating to a minimum base management fee that we began receiving during the six months ended June 28, 2004 and increased sales volume in the other managed units.

General and Administrative Expenses. General and administrative expenses decreased $178,000 to $4.9 million for the six months ended June 28, 2004 from $5.1 million for the six months ended June 30, 2003. General and administrative expenses as a percent of consolidated restaurant sales decreased to 8.1% for the six months ended June 28, 2004 from 9.9% for six months ended June 30, 2003. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 6.1% for the six months ended June 28, 2004 from 7.5% for the six months ended June 30, 2003. The decrease was primarily due to a decrease in certain professional fees, consulting expenses, and travel and related expenditures.

Royalty Expense. Royalty expense increased $154,000 to $871,000 for the six months ended June 28, 2004 from $717,000 for the six months ended June 30, 2003 primarily due to the increase in sales of $3.7 million from our owned Smith & Wollensky units open for the comparable period together with a combined increase in sales of $4.5 million from our Smith & Wollensky unit in Dallas, Texas, which opened in March 2003 and our new unit in Houston, Texas, which opened in January 2004.

Interest and Other Expense -Net of Interest Income. Interest and other expense, net of interest income, increased $345,000 to $700,000 for the six months ended June 28, 2004 from $355,000 for the six months ended June 30, 2003, primarily due to the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada and, to a lesser extent, the interest expense on debt incurred for general corporate purposes and in connection with the financing of our new Smith & Wollensky units in Dallas, Texas, and Houston, Texas. Interest and other expense, net of interest income, was also impacted by the reduction in interest income related to the use of cash for capital improvements, which had been invested in short and long term interest bearing investments during the six months ended June 30, 2003.

Provision for Income Taxes. The income tax provision for the six months ended June 28, 2004 and June 30, 2003, respectively, represents certain state and local taxes.

(Income) Loss in Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns M&P are now consolidated and the net (income) or loss of this variable interest entity is presented as a separate item after the provision for income taxes.



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



Liquidity and Capital Resources

        We have funded our capital requirements in recent years through cash flow from operations, third-party financing and an IPO. Net cash provided by operating activities amounted to $2.2 million for the six months ended June 28, 2004 and $2.5 million for the six month period ended June 30, 2003.

        Net cash provided by financing activities was $3.3 million for the six month period ended June 28, 2004 and net cash used in financing activities was ($969,000) for the six month period ended June 30, 2003. Net cash provided by financing activities for the six month period ended June 28, 2004 includes $2.0 million in proceeds from the line of credit facility with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"), $2.0 million in proceeds from the promissory note with Hibernia National Bank ("Hibernia"), $359,000 of principal payments on long-term debt and distributions of $350,000 to the minority interest in the consolidated variable interest entity. Net cash used in financing activities for the six month period ended June 30, 2003 includes $826,000 of principal payments on long-term debt and distributions of $150,000 to the minority interest in the consolidated variable interest entity.

        We used cash primarily to fund the development and construction of new restaurants and expansion of existing restaurants. Net cash used in investing activities was $6.6 million and $2.5 million for the six months ended June 28, 2004 and June 30, 2003, respectively. The total capital expenditures were $7.3 million and $4.1 million for the six months ended June 28, 2004 and June 30, 2003, respectively. Other cash used in investing activities consisted primarily of net proceeds from the sale of investments of $925,000 and $4.5 million for the six months ended June 28, 2004 and June 30, 2003, respectively, and net purchases of investments of $2.6 million for the six months ended June 30, 2003.

        On January 19, 2004, we opened our newest Smith & Wollensky unit in Houston, Texas. We expect to open another Smith & Wollensky restaurant in early fall of 2004 in Boston, Massachusetts. We expect the restaurant to have approximately 450 seats on four levels. As of June 28, 2004, total remaining capital expenditures for 2004 were expected to be approximately $3.6 million and will be used primarily to complete the construction of our new restaurant in Boston, Massachusetts, and for general maintenance of existing restaurants. Although we currently do not have any leases signed other than leases relating to our existing and planned locations and will not actively pursue new locations in 2005, we would consider opening a new Smith & Wollensky restaurant in a high caliber location under highly favorable investment terms. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions, and we expect to resume our new restaurant growth in 2006. As of June 28, 2004, the average cost of opening the last three Smith & Wollensky restaurants, net of landlord contributions, has been approximately $3.7 million, excluding the purchase of land and pre-opening costs. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.3 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Although our newest unit in Houston falls within this range, the restaurant we plan to open in Boston is expected to significantly exceed this range primarily because of its physical size. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

        In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bore interest at rates ranging from 9.0% to 12.0%. The final payment for these obligations was made in 2003. In addition, we assumed a mortgage on the Miami property that requires monthly payments and bears interest at 5.25% per year. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 18, 2004. In 1997, we also assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.6 million on June 28, 2004.

        On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley. Under the agreement we are the guarantor of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. We have borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $33,333 commencing June 30, 2003 over the term of the loan with a balloon payment of approximately $2.0 million on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by us to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. We did not draw down the remaining balance because, as an alternative to purchasing the land, we signed an amendment to our lease agreement, as discussed below. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At June 28, 2004, we were in compliance with all the financial covenants contained in this amended loan agreement.

        On April 29, 2003, we signed a second amendment to lease agreement ("Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property for our Las Vegas restaurant. The Agreement, which has been accounted for as a capital lease, adjusts the annual fixed payment to $400,000 per year from May 1, 2003 to April 30, 2008 and to $860,000 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to us effective from May 1, 2003. We will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. We are required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years we do not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years as of June 28, 2004 will be as follows:

      Fiscal year                           (dollar amounts in thousands)
      -----------                           -----------------------------

      2004...........................                                $142
      2005...........................                                 298
      2006...........................                                 328
      2007...........................                                 360
      2008...........................                                 123
                                                                      ---
                                                                   $1,251
                                                                   ======

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

        On October 9, 2002, we purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. Part of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of SWRG. This loan bears interest at 8% per annum and requires annual principal payments of $550,000. The first installment was prepaid on March 4, 2003, and the subsequent two installments are due on October 9, 2004 and October 9, 2005, respectively. We received a 60-day extension on the installment due on October 9, 2004. The promissory note is secured by a first mortgage relating to the Dallas property.

        On December 24, 2002, we entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, the Company and Dallas S&W L.P., a wholly owned subsidiary, are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Of the $1.9 million borrowed by us under the agreement, $1.35 million was used for our new restaurant development program, and $550,000 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $15,833 for this loan over the term of the loan and a balloon payment of approximately $1.0 million on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The aggregate outstanding balance of this term loan was approximately $1.6 million as of June 28, 2004. On September 28, 2003, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement. The costs in connection with the amendment were not material. At June 28, 2004, we were in compliance with the financial covenants contained in the amended loan agreement.

        On January 30, 2004, we entered into a $2.0 million secured line of credit facility with Morgan Stanley ("January Financing"). Under the agreement we are the guarantor of borrowings by our wholly owned subsidiary, S&W Las
Vegas, LLC. Through S&W Las Vegas, we have the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. We are also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We may at anytime repay advances on this line without penalty. We are obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. The aggregate outstanding balance of this line of credit facility was approximately $2.0 million as of June 28, 2004. At June 28, 2004 we were in compliance with the financial covenants contained in the line of credit facility.

        On March 17, 2004, we signed a first amendment to covenants agreement with Morgan Stanley. The amendment increased to $525,000 the amount that we may exclude from the determination of any of our covenants, under our term loans and line of credit facility, as a result of the settlement of the legal dispute between the Company and Mondo's.

        On May 26, 2004, S&W New Orleans, L.L.C. ("New Orleans"), a wholly owned subsidiary, signed a $2.0 million promissory note with Hibernia ("May Financing"). The $2.0 million was used by us for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of $17,272 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At June 28, 2004, New Orleans was in compliance with the financial covenant contained in the loan agreement between New Orleans and Hibernia.

        During 2003, we incurred a net loss of $1.1 million, primarily related to the costs incurred for litigation and accrual of settlement costs on a disputed lease matter and the costs incurred for the opening of a new restaurant in Dallas. We used cash during 2003 primarily for the purchase of property and equipment at our Dallas location and our Houston location. While we generated cash from operating activities of $3.7 million for the year ended December 29, 2003, cash of $4.9 million and $1.1 million was used for investing and financing activities, respectively, leaving us with cash and cash equivalents of approximately $1.9 million as of December 29, 2003. As of June 28, 2004, we project remaining capital expenditures for 2004 to total approximately $3.6 million, primarily related to the planned restaurant in Boston, which is scheduled for opening early fall of 2004. The increase in the remaining capital expenditures for Boston from those previously disclosed relates primarily to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. The Houston location was opened in January 2004. We incurred approximately $1.6 million in capital expenditures to complete this project during the first quarter of 2004.

        Because of these developments, we obtained the January Financing, May Financing, and obtained an additional $2.0 million secured line of credit facility on July 21, 2004 ("July Financing"). Under this agreement, we are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Through S&W Las Vegas, LLC, we have the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. We are also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We may at any time repay advances on this line without penalty. We are obligated to repay the principal portion of this line on May 31, 2005, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas. We also renegotiated the mortgage related to the Miami restaurant property and extended the term of this mortgage, which now has a final principal payment due in June 2007. As of June 28, 2004, we had drawn down the entire $4.0 million available to us under the January Financing and the May Financing. These funds were used to pay the construction costs relating to the Smith & Wollensky restaurants in Houston and Boston.

        As of June 28, 2004, we believe that our cash and short-term investments on hand, funds received under the July Financing described above, projected cash flow from operations and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and operations throughout 2004, as well as allow us to meet our debt service obligations under our loan agreements. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses, weak initial opening for the Boston location or other events would cause us to seek alternative financing or cease our capital expenditure plans as early as September 2004. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

               The following table discloses aggregate information as of June 28, 2004 about our contractual obligations and the periods in which payments in respect of the obligations are due:

                                                                   PAYMENTS DUE BY PERIOD
                                                                   ----------------------
Contractual Obligations:                              Total    Less than   1-3 years   3-5 years   More than
------------------------                              -----       1 year   ---------   ---------     5 years
                                                                  ------                             -------
                                                                   (dollars in thousands)

Minimum royalty payments licensing agreement(1)     $ 4,000       $    0     $ 1,600      $1,600     $800(2)
Minimum distributions management agreement(1)..     $ 3,490       $  130     $   960      $  960     $ 1,440
Minimum payments on employment agreements(1)...     $ 2,661       $  607     $ 2,054      $    0     $     0
Principal payments on long-term debt(1)........     $11,820       $  935     $ 2,120      $6,765     $ 2,000
Payments under capital lease(1)................     $11,380       $  337     $ 1,426      $1,590     $ 8,027
Minimum annual rental commitments(1)(3)........     $69,528       $2,209     $ 8,839      $8,171     $50,309
                                                    -------       ------     -------      ------     -------

Total..........................................    $102,879       $4,218     $16,999     $19,086     $62,576
                                                   ========       ======     =======     =======     =======

    (1) Please refer to the discussion in the "Liquidity and Capital Resources" section above and the Notes to Unaudited Consolidated Financial Statements for additional disclosures regarding these obligations.

    (2) The license agreement is irrevocable and perpetual unless terminated in accordance with the terms of the agreement. See Notes to the unaudited Consolidated Financial Statements, Note 5.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at June 28, 2004.

                             Expected Maturity Date
                             ----------------------
                                Fiscal Year Ended
                                -----------------

                                                                                             Fair Value
                                                                                              June 28,
Debt                         2004    2005     2006    2007    2008    Thereafter   Total        2004
----                         ----    ----     ----    ----    ----    ----------   -----        ----
                                                        (dollars in thousands)


Long-term variable rate...    $23     $53      $56  $2,736  $    -       $    -   $2,868          $2,868
Average interest rate.....                                                          4.6%
Long-term fixed rate......   $912  $1,276     $736  $1,696  $2,333       $1,999    8,952          10,124
Average interest rate.....                                                          6.6%
                                                                                  ------          ------

Total debt................                                                       $11,820         $12,992
                                                                                 =======         =======


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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE TO SECURITY HOLDERS.

        The Company's Annual Meeting of Stockholders was held on May 20, 2004. The proposal submitted to the stockholders for a vote was:

        1. Proposal to elect Alan N. Stillman and Thomas H. Lee as Class III directors to serve for a three year term and until their successors are duly elected and qualified.



        The following sets forth the number of votes for, the number of votes against, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the forgoing proposals.

                                          Votes    Abstentions    Broker
                             Votes For    Against   (withheld)   Non-Votes
                             ---------    -------   ----------   ---------

   Alan N. Stillman            8,217,647       --       20,348          --

   Thomas H. Lee               8,219,895       --       18,100          --

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

        10.86 Business Loan Agreement by and between S&W New Orleans, L.L.C. as "Borrower" and Hibernia National Bank as "Lender" dated as of May 26, 2004

        10.87 Multiple Indebtedness Mortgage by and between S&W New Orleans, L.L.C. as "Mortgagor" and Hibernia National Bank as "Mortgagee" dated as of May 26, 2004

        10.88 Promissory Note by and between S&W New Orleans, L.L.C. as "Borrower" and Hibernia National Bank as "Lender" dated as of May 26, 2004

        10.89 Commercial Guaranty by and between S&W New Orleans, L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. as "Guarantor" and Hibernia National Bank as "Lender" dated as of May 26, 2004

        10.90 Line of Credit Agreement by and between S&W of Las Vegas L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. as "Guarantor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of July 21, 2004, including schedules and exhibits thereto

        10.91 Guaranty of Payment by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of July 21, 2004

        10.92 Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the "Grantor" to First American Title Company of Nevada, Inc. as "Trustee" for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Beneficiary" and exhibits thereto dated as of July 21, 2004

        10.93 Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the "Assignor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Assignee" and exhibits thereto dated as of July 21, 2004

        10.94 Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of July 21, 2004

        10.95 Promissory Note by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of July 21, 2004




        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.1   Risk Factors.

(b)   Reports on Form 8-K

                   Report on Form 8-K dated May 28, 2004 furnishing under Items 4 and 7 disclosing that effective May 21, 2004, the Audit Committee of the Board of Directors of the Company replaced KPMG LLP as its independent accounting firm with BDO Seidman, LLP.

                   Report on Form 8-K dated June 10, 2004 furnishing under Item 9 disclosing that effective May 28, 2004, Mr. Alan Stillman, Chairman, Chief Executive Officer and Chief Operating Officer of the Company purchased additional shares of Thursday's Supper Pub, Inc., a corporation whose sole asset is 385,400 shares of common stock of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

August 11, 2004                     By:   /s/  ALAN N. STILLMAN
                                          ---------------------

                                          Name:   Alan N. Stillman
                                          Title:  Chairman of the Board, Chief
                                                  Executive Officer and
                                                  Director
                                                  (Principal Executive Officer)


August 11, 2004                     By:   /s/  ALAN M. MANDEL
                                          -------------------

                                          Name:   Alan M. Mandel
                                          Title:  Chief Financial Officer,
                                                  Executive Vice President of
                                                  Finance, Secretary and
                                                  Treasurer (Principal
                                                  Financial and Accounting
                                                  Officer)

Exhibit No.    Description of Document
-----------    -----------------------




        10.86 Business Loan Agreement by and between S&W New Orleans, L.L.C. as "Borrower" and Hibernia National Bank as "Lender" dated as of May 26, 2004

        10.87 Multiple Indebtedness Mortgage by and between S&W New Orleans, L.L.C. as "Mortgagor" and Hibernia National Bank as "Mortgagee" dated as of May 26, 2004

        10.88 Promissory Note by and between S&W New Orleans, L.L.C. as "Borrower" and Hibernia National Bank as "Lender" dated as of May 26, 2004

        10.89 Commercial Guaranty by and between S&W New Orleans, L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. as "Guarantor" and Hibernia National Bank as "Lender" dated as of May 26, 2004

        10.90 Line of Credit Agreement by and between S&W of Las Vegas L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. as "Guarantor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of July 21, 2004, including schedules and exhibits thereto

        10.91 Guaranty of Payment by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of July 21, 2004

        10.92 Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the "Grantor" to First American Title Company of Nevada, Inc. as "Trustee" for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Beneficiary" and exhibits thereto dated as of July 21, 2004

        10.93 Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the "Assignor" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Assignee" and exhibits thereto dated as of July 21, 2004

        10.94 Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" and exhibits thereto dated as of July 21, 2004

        10.95 Promissory Note by and between S&W of Las Vegas L.L.C. as the "Borrower" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of July 21, 2004


        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

        32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.1   Risk Factors.

        *      Management contract or compensatory plan or arrangement