Form 10-Q
period 2004-09-30
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2004-11-12
CIK 1137047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-Q

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                   For the quarterly period ended September 27, 2004

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


As of November 12, 2004, the registrant had 9,378,349 shares of Common Stock, $.01 par value per share, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                                                                               PAGE

Item 1. Financial Statements.

   Unaudited Consolidated Balance Sheets as of September 27, 2004 and December 29, 2003                                         4

   Unaudited Consolidated Statements of Operations for the three- and nine-month periods ended
        September 27, 2004 and September 29, 2003                                                                               5

   Unaudited Consolidated Statements of Stockholders' Equity for the nine-month periods ended
        September 27, 2004 and September 29, 2003                                                                               6

  Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended
        September 27, 2004 and September 29, 2003                                                                               7

   Notes to Unaudited Consolidated Financial Statements                                                                         8

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                                                                        17

Item 3. Quantitative and Qualitative Disclosures about Market Risk.                                                            32

Item 4. Controls and Procedures.                                                                                               33

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.                                                                                                     34

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.                                      34

Item 3. Defaults Upon Senior Securities.                                                                                       34

Item 4. Submission of Matters to a Vote of Security Holders.                                                                   34

Item 5. Other Information.                                                                                                     34

Item 6. Exhibits and Reports on Form 8-K.                                                                                      34

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
         (dollar amounts in thousands, except share and per share data)



                                                                                                 September 27,    December 29,
                                                                                                     2004            2003 (a) (b)
                                                                                                     ----            ------------
                                                     Assets
Current assets:
  Cash and cash equivalents.................................................................            $   1,186          $   2,181
  Short-term investments....................................................................                  173              1,055
  Accounts receivable, less allowance for doubtful accounts of $94 and $95
  at September 27, 2004 and December 29, 2003,respectively..................................                3,168              2,680
  Merchandise inventory.....................................................................                4,992              4,749
  Prepaid expenses and other current assets.................................................                1,107                845
                                                                                                         --------             ------
  Total current assets......................................................................               10,626             11,510

Property and equipment, net.................................................................               69,406             61,532
Goodwill, net...............................................................................                6,886              6,886
Licensing agreement, net....................................................................                3,679              3,338
Other assets................................................................................                4,518              3,941
                                                                                                        ---------          ---------
  Total assets..............................................................................            $  95,115          $  87,207
                                                                                                        =========          =========
                                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt.........................................................            $   3,326          $   2,121
  Accounts payable and accrued expenses.....................................................               16,948             11,922
                                                                                                        ---------          ---------
  Total current liabilities.................................................................               20,274             14,043
Obligations under capital lease.............................................................               10,093              9,991
Long-term debt, net of current portion......................................................               10,354              6,099
Deferred rent...............................................................................                5,145              4,793
                                                                                                        ---------          ---------
  Total liabilities.........................................................................               45,866             34,926

Interest in consolidated variable interest entity...........................................              (1,613)            (1,680)
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01; authorized 40,000,000 shares; 9,378,349 and 9,376,249
  shares issued and outstanding at September 27, 2004 and December 29, 2003, respectively)..                   94                 94
  Additional paid-in capital................................................................               69,952             69,940
  Accumulated deficit.......................................................................             (19,241)           (16,089)
  Accumulated other comprehensive income ...................................................                   57                 16
                                                                                                        ---------          ---------
                                                                                                           50,862             53,961
                                                                                                        ---------          ---------

  Total liabilities and stockholders' equity................................................            $  95,115          $  87,207
                                                                                                        =========          =========


(a.) Restated to reflect the adoption of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46
         (R)"). (See Note 1(b))
(b.)     Restated to reflect a change in accounting treatment. (See Note 1 (a))

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
             (dollar amounts in thousands, except per share amounts)



                                                                            Three Months Ended               Nine Months Ended
                                                                     September 27,    September 29,    September 27,  September 29,
                                                                         2004          2003 (a)(b)         2004        2003 (a)(b)
                                                                         ----          -----------         ----        -----------
Consolidated restaurant sales......................................      $ 24,480         $ 23,110        $ 85,142        $ 74,550
                                                                       ----------        ---------        --------       ---------
Cost of consolidated restaurant sales:
  Food and beverage costs..........................................         7,759            7,206          27,274          22,877
  Salaries and related benefit expenses............................         8,374            7,212          25,796          21,681
  Restaurant operating expenses....................................         4,724            4,390          14,280          12,566
  Occupancy and related expenses...................................         1,561            1,288           4,641           4,377
  Marketing and promotional expenses...............................         1,295            1,069           3,919           3,061
  Depreciation and amortization expenses...........................         1,117            1,006           3,195           2,955
                                                                            -----            -----           -----           -----
     Total cost of consolidated restaurant sales...................        24,830           22,171          79,105          67,517
                                                                       ----------        ---------        --------       ---------
Income (loss) from consolidated restaurant operations..............         (350)              939           6,037           7,033
Management fee income..............................................           260              215             891             659
                                                                       ----------        ---------        --------       ---------
Income (loss) from consolidated and managed restaurants............          (90)            1,154           6,928           7,692
General and administrative expenses................................         2,336            2,277           7,239           7,363
Royalty expense....................................................           360              329           1,236           1,046
                                                                       ----------        ---------        --------       ---------
Operating loss ....................................................       (2,786)          (1,452)         (1,547)           (717)


Interest expense...................................................         (331)            (362)           (987)           (765)
Amortization of deferred debt financing costs......................          (32)             (13)            (76)            (39)
Interest income....................................................             1               16               1              90
                                                                       ----------        ---------        --------       ---------
Interest and other expense, net....................................         (362)            (359)         (1,062)           (714)
                                                                       ----------        ---------        --------       ---------
Loss before provision for income taxes.............................       (3,148)          (1,811)         (2,609)         (1,431)
Provision for income taxes.........................................            52               35             155             160
                                                                       ----------        ---------        --------       ---------
Loss before (income) loss of consolidated
    variable interest entity.......................................       (3,200)          (1,846)         (2,764)         (1,591)
(Income) loss of consolidated variable interest entity                         41              149           (388)             155
                                                                       ----------        ---------        --------       ---------
Net loss ..........................................................   $   (3,159)       $  (1,697)       $ (3,152)       $ (1,436)
                                                                      ===========       ==========       =========       =========
Net loss  per common share:


     Basic and diluted:............................................    $   (0.34)        $   (0.18)       $   (0.34)      $   (0.15)
                                                                       ==========        ==========       ==========      ==========


Weighted average common shares outstanding:
     Basic and                                                          9,377,960         9,371,907        9,377,100       9,360,212
   diluted.............................................                 =========         ---------        =========       =========


(a.) Restated to reflect the adoption of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46
         (R)"). (See Note 1(b))
(b.)     Restated to reflect a change in accounting treatment. (See Note 1 (a))

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                          (dollar amounts in thousands)

           Nine months ended September 27, 2004 and September 29, 2003


                                     Common Stock                                                 Accumulated
                                     ------------                Additional                          other
                                                                  paid-in        Accumulated      comprehensive       Stockholders'
                                        Shares         Amount     capital          deficit         income (loss)         equity
                                        ------         ------     -------          -------         -------------         ------

Balance at December 30, 2002(a)
                                        9,354,266         $94      $69,854        $(14,820)          $  (51)            $55,077
Stock options exercised.............       20,800                       81                                                   81
Comprehensive income on
investments, net of tax effect......                                                                      48                 48
Net loss (a) (b) ...................           --          --           --          (1,436)               --            (1,436)
                                        ---------        ----      -------        --------           -------            -------
Total comprehensive loss (a)(b)                                                                                         (1,388)

Balance at September 29,                                                                                                -------
2003(a)(b)..........................    9,375,066         $94      $69,935        $(16,256)          $   (3)            $53,770
                                        =========        ====      =======        ========           =======            =======
Balance at December 29,
2003(a)(b)..........................    9,376,249         $94      $69,940        $(16,089)              $16            $53,961

Stock options exercised............         2,100                       12                                                   12
Comprehensive income on
investments, net of tax effect......                                                                      41                 41
Net loss..........................             --          --           --          (3,152)               --            (3,152)
                                        ---------        ----      -------        --------           -------            -------
       Total comprehensive loss                                                                                         (3,111)
                                                                                                                        =======
Balance at September 27, 2004           9,378,349        $ 94      $69,952        $(19,241)          $    57            $50,862
                                        =========        ====      =======        ========           =======            =======


 (a.) Restated to reflect the adoption of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46
         (R)"). (See Note 1(b))
 (b.)    Restated to reflect a change in accounting treatment. (See Note 1 (a))


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)
           Nine months ended September 27, 2004 and September 29, 2003


                                                                                    September 27,      September 29,
                                                                                           2004          2003(a)(b)
                                                                                           ----          ----------
Cash flows from operating activities:
Net loss                                                                             $  (3,152)          $  (1,436)
  Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization...................................................        3,451               3,184
  Amortization of deferred financing costs................................                   76                  39
  Accretive interest on capital lease obligation .................................          102                  59
  Income (loss) of consolidated variable interest entity..............                      388               (155)
  Changes in operating assets and liabilities:
     Accounts receivable....................................................              (488)             (1,092)
     Merchandise inventory..................................................              (243)               (438)
     Prepaid expenses and other current assets..............................              (262)                 355
     Other assets...........................................................              (603)               (252)
     Accounts payable and accrued expenses..................................              3,223               1,127
     Deferred rent..........................................................                352                  70
                                                                                        -------            --------
               Net cash provided by operating activities....................              2,844               1,461
Cash flows from investing activities:
Purchase of property and equipment..........................................            (9,389)             (5,762)
Purchase of nondepreciable assets...........................................               (68)               (134)
Purchase of investments.....................................................                  -             (3,319)
Proceeds from sale of investments...........................................                923               6,660
Payments under licensing agreement..........................................              (457)               (224)
                                                                                        -------            --------
               Cash flows used in investing activities......................            (8,991)             (2,779)
Cash flows from financing activities:
Proceeds from issuance of long-term debt....................................              6,000                   -
Principal payments of long-term debt........................................              (540)               (995)
Net proceeds from exercise of options                                                        12                  81
Distribution to owners of consolidated variable interest entity.............              (320)               (240)
                                                                                        -------            --------
               Cash flows provided by (used in) financing activities........              5,152             (1,154)
                                                                                        -------            --------
Net change in cash and cash equivalents.....................................              (995)             (2,472)
Cash and cash equivalents at beginning of period............................              2,181               4,226
                                                                                        -------            --------

               Cash and cash equivalents at end of period...................          $   1,186           $   1,754
                                                                                      =========           =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
               Interest.....................................................          $     845           $     653
                                                                                      =========           =========
               Income taxes.................................................            $    82           $     126
                                                                                        =======           =========
     Noncash investing and financing activities:
               Assets under capital lease...................................              $ 102             $ 8,044
                                                                                          =====             =======
               Obligations under capital lease..............................              $   -             $ 9,956
                                                                                          =====             =======
               Capitalization of deferred rent..............................              $ 252             $     -
                                                                                          =====             =======
               Accrued leasehold improvements.........................                   $1,800             $     -
                                                                                         ======             =======

 (a.) Restated to reflect the adoption of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46
         (R)"). (See Note 1(b))

 (b.)    Restated to reflect a change in accounting  treatment.  (See Note 1(a))

     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
    (dollar amounts in thousands, except per share amounts and where noted)
                    September 27, 2004 and September 29, 2003

(1) General

         The Smith & Wollensky Restaurant Group, Inc. and its wholly-owned subsidiaries (collectively, "SWRG") develop, own, operate and manage a diversified portfolio of upscale tablecloth restaurants. At September 27, 2004, SWRG owned and operated thirteen restaurants, including ten Smith & Wollensky restaurants. The newest restaurant, a 450 seat Smith & Wollensky in Boston, Massachusetts, opened on September 20, 2004. SWRG also manages five restaurants.

         The accompanying unaudited consolidated financial statements of SWRG do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of SWRG for the fiscal year ended December 29, 2003 filed by SWRG on Form 10-K with the Securities and Exchange Commission on March 26, 2004. Results for the interim periods presented herein are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year. The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires SWRG to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications were made to prior period amounts to conform to current period classifications.


         The consolidated balance sheet data presented herein for December 29, 2003 was derived from SWRG's consolidated financial statements for the fiscal year then ended and has been restated to include the effect of consolidating the entity that owns the Maloney & Porcelli restaurant ("M&P") that SWRG manages in New York City and the restatement for the change in accounting treatment described below, but does not include all disclosures required by accounting principles generally accepted in the United States.

         SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended September 27, 2004 and September 29, 2003 represent 13-week reporting periods and the nine months ended September 27, 2004 and September 29, 2003 represent 39-week reporting periods.


         (a.) On October 29, 2004, it was determined that the accounting treatment for the April 2003 amendment to the lease for SWRG's Las Vegas property was inaccurately reflected in SWRG's financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2003, and its Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above should be made to prevent future reliance on those filings.

              SWRG's management and Audit Committee discussed the matters referenced above with SWRG's predecessor and current independent registered public accounting firms and determined that it is necessary to restate the balance sheets and statements of operations for such periods. SWRG will issue a restated Annual Report on Form 10-K for the fiscal year ended December 29, 2003, which will reflect the change to the annual results and the quarterly results for the quarters ended June 30, 2003 and September 29, 2003, and a restated Quarterly Report on Form 10-Q for each of the respective quarters ended March 29, 2004 and June 28, 2004, as soon as practicable.

The following table sets forth the effect of this restatement on SWRG's balance sheet at December 29, 2003 and statement of operations for three and nine-months ended September 29, 2003:


                                                                                                        December 29,
                                                                                                               2003
                                                                                                               ----
Balance sheet effect:
Property and equipment, net - as previously reported (a)                                                   $  63,386
Effect of restatement (See Note 1(a))                                                                        (1,854)
                                                                                                             -------
Property and equipment, net - as restated                                                                  $  61,532
                                                                                                           =========

Deferred rent - as previously reported (a)                                                                  $  6,399
Effect of restatement (See Note 1(a))                                                                        (1,606)
                                                                                                             -------
Deferred rent - as restated                                                                                 $  4,793
                                                                                                            ========

Accumulated deficit - as previously reported (a)                                                         $  (15,841)
Effect of restatement (See Note 1(a))                                                                          (248)
                                                                                                               -----
Accumulated deficit - as restated                                                                         ($  16,089)
                                                                                                           =========

                                                                                     Three Months        Nine Months
                                                                                            Ended              Ended
                                                                                    September 29,      September 29,
                                                                                             2003               2003
                                                                                             ----               ----
Statement of operations effect:
Occupancy and related expenses - as previously reported (a)                              $  1,195           $  4,222
Effect of restatement (See Note 1(a))                                                          93                155
                                                                                               --                ---
Occupancy and related expenses - as restated                                             $  1,288           $  4,377

Net loss - as previously reported (a)                                                  $  (1,604)         $  (1,281)
Effect of restatement (See Note 1(a))                                                        (93)              (155)
                                                                                             ----              -----
Net loss - as restated                                                                 $  (1,697)         $  (1,436)
                                                                                       ==========         ==========

Net loss per common share - as previously reported (a)                                  $  (0.17)          $  (0.14)
Effect of restatement (See Note 1(a))                                                      (0.01)             (0.01)
                                                                                           ------             ------
Net loss per common share - as restated                                                 $  (0.18)          $  (0.15)
                                                                                        =========          =========

         (a) Reflects  the  restatement  under the adoption of FIN 46 (R).  (See
         Note 1(b))

         On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreements and line of credit facilities for the periods referenced above.

         (b.) In accordance with Financial  Accounting  Standards Board ("FASB")
              Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, ("FIN 46(R)"),SWRG's consolidated financial statement results include the accounts and results of the entity that owns M&P. SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, are required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the financial statements of the entity that owns M&P because the holders of the equity investment lacked one of the above characteristics.

              The presented consolidated financial statements relating to prior periods have been restated to consolidate the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN 46(R). In connection with the restatement under FIN 46(R), SWRG's net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. In connection with the restatement under FIN 46(R), the consolidated statements of operations for the fiscal year ended December 30, 2002 reflect a cumulative effect of an accounting change. In addition, amortization expense related to the Maloney Agreement for previous periods classified under "General and administrative expense", and fees received pursuant to the Maloney Agreement and classified under "Management fee income" have been removed from the consolidated statements of operations. The consolidation of the entity that owns M&P has changed SWRG's current assets by ($147) and $144, non-current assets by ($606) and ($593) current liabilities by $558 and $840, and non-current liabilities by $389 and $392 at September 27, 2004 and December 29, 2003, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,242 and $2,038, and increased restaurant operating costs by $2,067 and $2,070 for the three months ended September 27, 2004 and September 29, 2003, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $7,724 and $6,807, and increased restaurant operating costs by $6,526 and $6,277 for the nine months ended September 27, 2004 and September 29, 2003, respectively.


(2) Recently Issued Accounting Pronouncements

         In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 04-10 Applying Paragraph 19 of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB No. 131") in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds. The consensus concluded that operating segments that do not meet certain quantitative thresholds can be aggregated if the criteria set forth in paragraph 17 of FASB No. 131 is met. This consensus affects how the Company assesses the impairment of goodwill. Upon adoption of Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company had determined that certain restaurants with assigned goodwill were separate reporting units and goodwill was assessed for impairment at the reporting unit level. During 2002, the Company recorded an impairment of goodwill of $75,000 related to one of its reporting units. As a result of the consensus, the Company reassessed the reporting units with goodwill and determined that under the aggregation criteria, the separate reporting units could be viewed as one single reporting unit for purposes of assessing goodwill impairment. This change in accounting principle requires restatement of previously issued financial statements, however, as permitted in the consensus the prior periods were not restated as the change does not have a material impact on previously issued financial statements.


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



The following table sets forth the calculation for net loss per common share on a weighted average basis:


                                                                          Three Months Ended               Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                  September 27,     September 29,      September 27,   September 29,
                                                                        2004         2003 (a)(b)           2004         2003 (a)(b)
                                                                        ----         -----------           ----         -----------
Numerator:

Net loss                                                               $ (3,159)       $ (1,697)         $ (3,152)         $(1,436)
                                                                       ========        ========          ========          =======


                                                          Total         Weighted        Weighted          Weighted         Weighted
                                                          -----         --------        --------          --------         --------
                                                         Shares          Average         Average           Average          Average
                                                         ------          -------         -------           -------          -------
                                                                          Shares          Shares            Shares           Shares
                                                                          ------          ------            ------           ------
Denominator - Weighted Average Shares:
Beginning common shares...........................    9,376,249        9,376,249       9,371,907         9,376,249        9,360,212

Options excercised during the nine months ended
  September 27, 2004..............................        2,100            1,711              --               851               --
                                                      ---------        ---------       ---------         ---------        ---------

Basic and diluted ................................    9,378,349        9,377,960       9,371,907         9,377,100        9,360,212
                                                      =========        =========       =========         =========        =========


Per common share:


Basic and diluted................................                       $ (0.34)        $ (0.18)          $ (0.34)        $   (0.15)
                                                                        ========        ========          ========        ==========



 (a.) Restated to reflect the adoption of FIN 46(R). (See Note 1 (b))

 (b.) Restated to reflect a change in accounting treatment. (See Note 1(a))

SWRG applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock based employee compensation. Under this method, compensation expense is recorded on the date of grant of the option only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation:


                                                                      Three Months Ended                Nine Months Ended
                                                                      ------------------                -----------------
                                                                September 27,  September 29,      September 27,  September 29,
                                                                -------------  -------------      -------------  -------------
                                                                         2004    2003(a) (b)               2004     2003(a)(b)
                                                                         ----    -----------               ----     ----------

Net loss .....................................................   $    (3,159)   $    (1,697)       $    (3,152)   $    (1,436)
                                                                 ============   ============       ============   ============
Add stock-based employee compensation expense included in
  reported net income ........................................            --             --                 --             22
Deduct total stock-based employee compensation expense
  determined under fair value based method for all awards, net
  of tax .....................................................           (55)          (218)              (226)          (480)
                                                                    ---------      ---------             ------         ------
Pro forma net loss ...........................................   $    (3,212)   $    (1,915)       $    (3,378)   $    (1,894)
                                                                 ============   ============       ============   ============

                                     \/
                                    ----
Pro forma net loss Per common share  I
   Basic and diluted .........................................   $     (0.34)   $     (0.20)       $     (0.36)   $     (0.20)



Weighted average common shares outstanding:
Basic and dilutive ...........................................     9,377,960      9,371,907          9,377,100      9,360,212


         (a.) Restated to reflect the adoption of FIN 46 (R). (See Note 1 (b)) (b.) Restated to reflect a change in accounting treatment. (See Note 1
              (a))


(4)  Investment Securities

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt securities by major security type and class of security at September 27, 2004 was as follows:



                                                       Gross unrealized     Gross unrealized        Fair value
                                         Amortized     ----------------     ----------------        ----------
                                              Cost        holding gains       holding losses
                                              ----        -------------       --------------
At September 27, 2004
Available for sale short-term:
Equity securities                             $116                  $57                  $--             $173
                                              ====                  ===                  ===             ====

                  Proceeds from the sale of investment securities available for sale were $923 and $6,660 for the nine months ended September 27, 2004 and September 29, 2003, respectively, and gross realized gains for the nine months ended September 27, 2004 and September 29, 2003, respectively, were $20 and $10, respectively.

           In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was generally effective for contracts entered into or modified after September 29, 2003. SWRG is exposed to market fluctuations in the prices of various commodities. SWRG closely monitors the potential impacts of price changes in beef and, where appropriate, enters into contracts to protect margins for a portion of future sales. SWRG used commodity instruments, such as futures and options, as economic hedges for beef purchases. SWRG hedged exposures to the price variability of beef for a maximum of 10 months. The amount recognized for transactions that did not qualify as cash flow hedges was a loss of $77 for the year ending December 29, 2003. SWRG sold all its derivative instruments during the three months ended March 29, 2004. The realized gain on the sale of these instruments was $61 for the three-month period ended March 29, 2004. SWRG had no derivative instruments or hedging activities during the three months ended September 27, 2004.

(5)  Property and Equipment

         Property and equipment consists of the following:


                                                                                       September 27,    December 29, 2003
                                                                                                2004               (a)(b)

         Land..............................................................                  $11,261              $11,261
         Building and building improvements................................                    7,317                7,317
         Machinery and equipment...........................................                   11,835               10,183
         Furniture and fixtures............................................                    8,416                7,399
         Leasehold improvements............................................                   54,090               40,814
         Leasehold rights..................................................                    3,376                3,376
         Construction-in-progress..........................................                       44                4,787
                                                                                                ----             --------

                                                                                              96,339               85,137
         Less accumulated depreciation and amortization....................                 (26,933)             (23,605)
                                                                                            --------             --------

                                                                                            $ 69,406             $ 61,532
                                                                                            ========             ========


         (a.) Restated to reflect the adoption of FIN 46 (R). (See Note 1 (b)) (b.) Restated to reflect a change in accounting treatment. (See Note 1
             (a))


         Land includes $8,044 of assets under the capital lease relating to the property in Las Vegas (see Note 8), net of the application of the deferred rent liability (see Note 1(a)). Depreciation and amortization expense of property and equipment was $3,328 and $4,028, for the nine months ended September 27, 2004 and the fiscal year ended December 29, 2003, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. In connection with SWRG's assets under construction for the nine months ended September 27, 2004 and the fiscal year ended December 29, 2003, SWRG capitalized $112 and $111 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost.

(6) Licensing Agreements

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


                  The future minimum royalty payments as of September 27, 2004 relating to (ii) and (iii) above are as follows:


         Fiscal year:
         ------------
         2004...........................................................   $ --
         2005...........................................................    800
         2006...........................................................    800
         2007...........................................................    800
         2008...........................................................    800
         2009 and each year thereafter..................................    800

         During the nine-month period ended September 27, 2004, SWRG paid $229 in connection with the opening of the Smith & Wollensky units in Houston, Texas and Boston, Massachusetts, respectively.


(7) Long-Term Debt

         Long-term debt consists of the following:


                                                                                       September 27,      December 29,
                                                                                                2004              2003
                                                                                                ----              ----

Mortgage and loan payable (a)...................................................              $1,573            $1,643
Term loan(b)......................................................................             3,467             3,767
Promissory note(c)................................................................             1,100             1,100
Term loan(d)......................................................................             1,567             1,710
Line of credit (e)..............................................................               2,000                 -
Promissory note (f).............................................................               1,973                 -
Line of credit (g)..............................................................               2,000                 -
                                                                                               -----             -----

                                                                                              13,680             8,220
Less current portion............................................................               3,326             2,121
                                                                                               -----             -----
                                                                                             $10,354            $6,099
                                                                                             =======            ======


-----------


         (a.) In Fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG was obligated to make quarterly and annual payments over a six-year period. These obligations generally bore interest at rates ranging from 9% to 12%. The final payment for these obligations was made in 2003. In addition, SWRG assumed a mortgage on the property that requires monthly payments and bears interest at 5.00% per year. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In Fiscal 1997, SWRG also assumed a loan payable to a financing institution that requires monthly payments through the year 2014, and bears interest at a fixed rate of 7.67% per year.

         (b.) On August 23, 2002, SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"). Under the agreement, SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC ("Borrower"). SWRG, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of approximately $33 for this portion of the loan over the term of the loan and a balloon payment of approximately $2,033 on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. SWRG did not draw down the remaining balance because, as an alternative to purchasing the land, SWRG signed an amendment to its lease agreement, as discussed in Note 8. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreement for the periods described in Note 1(a). On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement effective as of September 27, 2004. As a result, at September 27, 2004, SWRG was in compliance with all the financial covenants contained in this amended loan agreement. The costs in connection with the amendment were approximately $20.

         (c.) On October 9, 2002,  SWRG  purchased  the property for the Smith &
              Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of SWRG. This loan bears interest at 8% per annum and requires annual principal payments of $550 with the first installment being prepaid on March 4, 2003, and the subsequent two installments originally due on October 9, 2004 and October 9, 2005, respectively. SWRG received a 60-day extension on the installment due on October 9, 2004. The promissory note is secured by a first mortgage relating to the Dallas property.

         (d.) On December 24, 2002, SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, SWRG and Dallas S&W L.P., a wholly owned subsidiary of SWRG, are the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million was used for its new restaurant development program, and $550 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of $16 for this loan over the term of the loan and a balloon payment of approximately $966 on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreement for the periods described in Note 1(a). On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement effective as of September 27, 2004. As a result, at September 27, 2004, SWRG was in compliance with all the financial covenants contained in this amended loan agreement. The costs in connection with the amendment were approximately $20.

         (e.) On January 30, 2004, SWRG entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, SWRG is the guarantor of borrowings by the Borrower. Through the Borrower, SWRG has the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. SWRG is also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG may at anytime repay advances on this line without penalty. SWRG is obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our line of credit facility for the periods described in Note 1(a). On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the line of credit agreement effective as of September 27, 2004. As a result, at September 27, 2004, SWRG was in compliance with all the financial covenants contained in this amended line of credit facility. The costs in connection with the amendment were approximately $20.

         (f.) On May 26, 2004, S&W New Orleans, L.L.C. ("New Orleans"), a wholly owned subsidiary of SWRG, signed a $2.0 million promissory note with Hibernia National Bank ("Hibernia"). The $2.0 million was used by SWRG for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of $17 for this note over the term of the note with a balloon payment of approximately $1,548 on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At September 27, 2004, New Orleans was in compliance with the financial covenant contained in the loan agreement between New Orleans and Hibernia.

         (g.) On July 21, 2004, SWRG entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, SWRG and Smith & Wollensky of Boston LLC are the guarantors of borrowings by the Borrower. The

              $2.0 million was used by SWRG for construction costs related to the new Smith & Wollensky restaurant in Boston. Advances under this line of credit bears interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. SWRG is also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG may at anytime repay advances on this line without penalty. SWRG is obligated to repay the principal portion of this line on May 31, 2005, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our line of credit facility for the periods described in Note 1(a). On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the line of credit agreement effective as of September 27, 2004. As a result, at September 27, 2004, SWRG was in compliance with all the financial covenants contained in this amended line of credit facility. The costs in connection with the amendment were approximately $20.



(8) Capital Lease Obligation

         On April 29, 2003, SWRG signed a second amendment to its lease agreement (the "Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property for the Las Vegas restaurant. The Agreement, which is being treated as a capital lease, adjusts the annual fixed payment to $400 per year from May 1, 2003 to April 30, 2008 and to $860 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to SWRG effective May 1, 2003. SWRG will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. SWRG is required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years SWRG does not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years as of September 27, 2004 will be as follows:

                      Fiscal year
                      -----------
                      2004                      $  74
                      2005                        298
                      2006                        328
                      2007                        360
                      2008                        123
                                                  ---
                                               $1,183
                                               ======

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

         On October 29, 2004, it was determined that the accounting treatment for this Agreement was inaccurately reflected in SWRG's financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2003, and its Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above should be made to prevent future reliance on those filings (See
Note 1 (a)).

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

    (10) Subsequent Events


            On November 1, 2004, SWRG informed certain of its employees that ONEc.p.s., a restaurant that SWRG manages, will close effective January 1, 2005 in connection with a decision by the Plaza Operating Partners, Ltd., owners of the restaurant and of the Plaza Hotel to sell the hotel in which the restaurant is located. As a result, SWRG will no longer accrue additional quarterly management fees under its agreement with Plaza Operating Partners, Ltd. with respect to any periods following January 1, 2005.


            On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of our term loan and line of credit agreements. The costs in connection with the amendment were approximately $20.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         As of September 27, 2004, we operated 18 high-end, high volume restaurants in the United States. We believe that the particularly large size of the markets we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. On September 20, 2004, we opened a 450 seat, four level, Smith & Wollensky in Boston, Massachusetts. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions, and we expect to resume our new restaurant growth in 2006. When we do resume our growth, we expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. We believe new restaurants will require, on average, a total cash investment of $2.5 million to $5.0 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our newest unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

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

         Management fee income relates to fees that we receive from our managed units. These fees are based on a percentage of sales from the managed units, ranging from 2.3% to 6.0%. Prior to December 2002, we operated Park Avenue Cafe in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a sub management agreement (the "Doubletree Agreement"). We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership ("HSR"), the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Cafe restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree. As a result, we no longer receive the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires us to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support we receive an annual fee of $12,000. The agreement will automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31. Management fee income also could include fees from ONEc.p.s. equal to 40% of the restaurant's operating cash flows, if any, as reduced by the repayment of project costs and working capital contributions. After all the project costs and working capital contributions have been repaid, the fee increases to 50% of the restaurant's operating cash flows. On December 31, 2003, we amended our agreement with Plaza Operating Partners, Ltd. (the "Plaza Operating Partners"). Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee will be credited against any management fee that we earn under the agreement. This amendment also gives either party the right to fund or refuse to fund any necessary working capital requirements. If neither party is willing to fund the required additional working capital contributions, as defined, then either party may terminate the agreement. We have been notified by the Plaza Operating Partners that they have sold the Plaza Hotel, the property in which the restaurant is located. On November 1, 2004, we informed certain of our employees that ONEc.p.s. will close effective January 1, 2005. As a result, we will no longer accrue additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

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

         In connection with the restatement under FIN 46 (R), our net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of the entity that owns M&P are presented. In connection with the restatement under FIN 46 (R), the consolidated statements of operations for the fiscal year ended December 30, 2002 reflect a cumulative effect of an accounting change. In addition, amortization expense related to the Maloney Agreement for previous periods classified under "General and administrative expense", and fees received pursuant to the Maloney Agreement and classified under "Management fee income" have been removed from the consolidated statements of operations. The consolidation of the entity that owns M&P has changed our current assets by ($147,000) and $144,000, non-current assets by ($606,000) and ($593,000) current liabilities by $558,000 and $840,000, and non-current liabilities by $389,000 and $392,000 at September 27, 2004 and December 29, 2003, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2.2 million and $2.0 million, and increased restaurant operating costs by $2.0 million for each of the three months ended September 27, 2004 and September 29, 2003, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $7.7 million and $6.8 million, and increased restaurant operating costs by $6.5 million and $6.3 million for the nine months ended September 27, 2004 and September 29, 2003, respectively. Certain reclassifications were made to prior period amounts to conform to current period classifications.

         Change in accounting treatment: On October 29, 2004, it was determined that the accounting treatment for the April 2003 amendment to the lease for SWRG's Las Vegas property was inaccurately reflected in the SWRG's financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2003, and our Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above should be made to prevent future reliance on those filings.

         Our management and Audit Committee discussed the matters referenced above with our predecessor and current independent registered accounting firms and determined that it is necessary to restate the balance sheets and statements of operations for such periods. We will issue a restated Annual Report on Form 10-K for the fiscal year ending December 29, 2003, which will reflect the change for the annual results and the quarterly results for the quarters ended June 30, 2003 and September 29, 2003, and a restated Quarterly Report on Form 10-Q for each of the respective quarters ended March 29, 2004 and June 28, 2004, as soon as practicable.

         The following table sets forth the effect of this restatement on SWRG's balance sheet at December 29, 2003 and statement of operations for three and nine-months ended September 29, 2003:


                                                                                                        December 29,
                                                                                                                2003
                                                                                                                ----
         Balance sheet effect:
         Property and equipment, net - as previously reported (a)                                          $  63,386
         Effect of restatement (See Note 1(a))                                                               (1,854)
                                                                                                             -------
         Property and equipment, net - as restated                                                         $  61,532
                                                                                                           =========

         Deferred rent - as previously reported (a)                                                         $  6,399
         Effect of restatement (See Note 1(a))                                                               (1,606)
                                                                                                             -------
         Deferred rent - as restated                                                                        $  4,793
                                                                                                            ========

         Accumulated deficit - as previously reported (a)                                                $  (15,841)
         Effect of restatement (See Note 1(a))                                                                 (248)
                                                                                                               -----
         Accumulated deficit - as restated                                                                ($  16,089)
                                                                                                           =========

                                                                                    Three Months         Nine Months
                                                                                           Ended               Ended
                                                                                    September 29,      September 29,
                                                                                             2003               2003
                                                                                             ----               ----
         Statement of operations effect:
         Occupancy and related expenses - as previously reported (a)                     $  1,195           $  4,222
         Effect of restatement (See Note 1(a))                                                 93                155
                                                                                               --                ---
         Occupancy and related expenses - as restated                                    $  1,288           $  4,377
                                                                                         ========           ========

         Net loss - as previously reported (a)                                         $  (1,604)         $  (1,281)
         Effect of restatement (See Note 1(a))                                               (93)              (155)
                                                                                             ----              -----
         Net loss - as restated                                                        $  (1,697)         $  (1,436)
                                                                                       ==========         ==========

         Net loss per common share - as previously reported (a)                         $  (0.17)          $  (0.14)
         Effect of restatement (See Note 1(a))                                             (0.01)             (0.01)
                                                                                           ------              -----
         Net loss per common share - as restated                                        $  (0.18)          $  (0.15)
                                                                                        =========          =========


         (a) Restated to reflect the adoption of FIN 46 (R). See Notes to the Unaudited Consolidated Financial Statements, Note 1 (b).


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

         Goodwill: Goodwill represents the excess of fair value of certain reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We assess the recoverability of goodwill at the end of each year through a fair value evaluation performed for the aggregation of all units as one reporting unit having goodwill. The fair value valuation is calculated using various methods, including an analysis based on projected discounted future operating cash flows of aggregate group using a discount rate reflecting our average cost of funds. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the aggregate group and actual results at comparable groups. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of goodwill as of September 27, 2004 and December 29, 2003 was $6.9 million.

         Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the asset to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. The net carrying value of our intangible assets as of September 27, 2004 and December 29, 2003 was $3.7 million and $3.3 million, respectively.

         Artwork: We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The net carrying value of our artwork as of September 27, 2004 and December 29, 2003 was $2.1 million and $2.0 million, respectively.

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

         At September 27, 2004, we have recorded a valuation allowance of $9.2 million to reduce the tax benefit resulting from future utilization of our net operating loss and tax credit carryforwards of $7.6 million and other timing differences of $1.6 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards existfor federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

     This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations


                                                             Three Months Ended                        Nine Months Ended
                                                       September 27,       September 29,         September 27,    September 29,
                                                          2004               2003(a)(b)           2004              2003(a)(b)

  Consolidated restaurant sales                       $ 24,480   100.0%   $ 23,110   100.0%    $ 85,142   100.0%   $ 74,550   100.0%
  Cost of consolidated restaurant sales:
      Food and beverage costs                            7,759     31.7      7,206     31.2      27,274     32.0     22,877     30.7
      Salaries and related benefit expenses              8,374     34.2      7,212     31.2      25,796     30.3     21,681     29.1
      Restaurant operating expenses                      4,724     19.3      4,390     19.0      14,280     16.8     12,566     16.8
      Occupancy and related expenses                     1,561      6.4      1,288      5.6       4,641      5.5      4,377      5.9
      Marketing and promotional expenses                 1,295      5.3      1,069      4.6       3,919      4.6      3,061      4.1
      Depreciation and amortization expenses             1,117      4.5      1,006      4.3       3,195      3.7      2,955      4.0
                                                        ------    -----     ------     ----      ------     ----     ------     ----
   Total cost of consolidated restaurant sales          24,830    101.4     22,171     95.9      79,105     92.9     67,517     90.6
                                                        ------    -----     ------     ----      ------     ----     ------     ----
  Income (loss) from consolidated restaurant
operations                                               (350)    (1.4)        939      4.1       6,037      7.1      7,033      9.4
  Management fee income                                   260       1.1        215      0.9         891      1.0        659      0.9
                                                        ------    -----     ------     ----      ------     ----     ------     ----
  Income (loss) from consolidated and managed
Restaurants                                               (90)    (0.3)      1,154      5.0       6,928      8.1      7,692     10.3
   General and administrative expenses                   2,336      9.5      2,277      9.9       7,239      8.5      7,363      9.9
   Royalty expense                                         360      1.5        329      1.4       1,236      1.4      1,046      1.4
   Operating loss                                      (2,786)   (11.3)    (1,452)    (6.3)     (1,547)    (1.8)      (717)    (1.0)

   Interest and other expense, net                       (362)    (1.5)      (359)    (1.6)     (1,062)    (1.2)      (714)    (1.0)
                                                        ------    -----     ------     ----      ------     ----     ------     ----
   Loss before provision for income taxes              (3,148)   (12.8)    (1,811)    (7.9)     (2,609)    (3.0)    (1,431)    (2.0)
   Provision for income taxes                               52      0.2         35      0.1         155      0.2        160      0.2
                                                        ------    -----     ------     ----      ------     ----     ------     ----
   Loss before (income) loss of consolidated
variable interest entity                               (3,200)   (13.0)    (1,846)    (8.0)     (2,764)    (3.2)    (1,591)    (2.2)
   (Income) loss of consolidated variable interest
entity                                                      41      0.2        149      0.6       (388)    (0.5)        155      0.2
                                                           ---      ---        ---      ---       -----      ---      -----      ---

   Net loss                                          $ (3,159)  (12.8)%  $ (1,697)     7.4%   $ (3,152)   (3.7)%   $(1,437)   (2.0)%
                                                     =========  =======  =========     ====   =========   ======   ========   ======

         (a.) Restated to reflect the  adoption of FIN 46 (R).  See Notes to the
              Unaudited Consolidated Financial Statements, Note 1 (b).
         (b.) Restated to reflect a change in accounting treatment. See Notes to the Unaudited Consolidated Financial Statements, Note 1 (a).


Three Months Ended September 27, 2004 Compared to the Three Months Ended September 29, 2003

Consolidated Restaurant Sales. Consolidated restaurant sales increased $1.4 million, or 5.9%, to $24.5 million for the three months ended September 27, 2004 from $23.1 million for the three months ended September 29, 2003. The increase in consolidated restaurant sales was primarily due to a combined net increase of $1.8 million from our new Smith & Wollensky unit in Houston, Texas, which opened in January 2004, and our new unit in Boston, Massachusetts, which opened in September 2004. The net increase was negatively impacted by a decrease in comparable consolidated restaurant sales of $468,000, or a decrease of 2.0%. The net decrease in comparable consolidated restaurant sales was due to a decrease in sales of $361,000 from our owned Smith & Wollensky units open for the entire period,primarily as a result of extreme weather patterns and conditions that caused our Miami Beach unit and New Orleans unit to close for several days for the safety of our employees and guests. The weather also significantly reduced sales at both locations for much of the fiscal month of September due to lack of visitors and displacement of residents. This decrease in comparable consolidated restaurant sales was also partially due to a decrease in net sales of $107,000 from our consolidated New York units, which includes the sales of the entity that owns M&P, a restaurant we manage. The Republican National Convention held in New York City, during the fiscal month of September, had a negative impact on owned locations in New York City as many customers, tourists and business travelers avoided Manhattan while the convention was being held.

Food and Beverage Costs. Food and beverage costs increased $553,000 to $7.8 million for the three months ended September 27, 2004 from $7.2 million for the three months ended September 29, 2003. Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.7% in 2004 from 31.2% in 2003. The increase in cost is primarily related to approximately $643,000 in food and beverage costs for the new Smith & Wollensky unit in Houston, Texas, which opened in January 2004, and our new unit in Boston, Massachusetts, which opened in September 2004. The increase in food and beverage costs was partially offset by the decrease in food cost at our comparable consolidated units of approximately $90,000. This decrease related primarily to a net decrease in customer volume at our comparable units during the three months ended September 27, 2004 as compared to the three months ended September 29, 2003. The new Smith & Wollensky unit in Boston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Boston matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related Benefits. Salaries and related benefits increased $1.2 million to $8.4 million for the three months ended September 27, 2004 from $7.2 million for the three months ended September 29, 2003. This increase was primarily due to the new Smith & Wollensky unit in Houston, Texas, which opened in January 2004, and our new unit in Boston, Massachusetts, which opened in September 2004. The increase relating to these new units was $960,000 and includes the salaries and related benefits incurred prior to the opening of the new unit in Boston. Salaries and related benefits as a percent of consolidated restaurant sales increased to 34.2% for the three months ended September 27, 2004 from 31.2% for the three months ended September 29, 2003. The increase in salaries and related benefits as a percentage of consolidated restaurant sales was primarily due to the additional staffing required at the new Smith & Wollensky unit in Boston, Massachusetts both prior to and during the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to an increase in the cost of health insurance provided to employees and paid for in part by us and increases in employer contributions for other payroll taxes.

Restaurant Operating Expenses. Restaurant operating expenses increased $334,000 to $4.7 million for the three months ended September 27, 2004 from $4.4 million for the three months ended September 29, 2003. The increase primarily related to $343,000 incurred in connection with the opening of the new Smith & Wollensky units in Houston, Texas, and Boston, Massachusetts. The total increase was offset by decreases in certain costs that are directly related to the decreased sales volume such as credit card charges and linen costs. These decreases were partially offset by increases in property and liability insurance premiums and professional fees at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 19.3% for 2004 from 19.0% in 2003.

Occupancy and Related Expenses. Occupancy and related expenses increased $273,000 to $1.6 million for the three months ended September 27, 2004 from $1.3 million for the three months ended September 29, 2003 . The increase related to the combined increase of $72,000 in occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky units in Houston, Texas and Boston, Massachusetts and by increases in percentage of sales rent at applicable units. Occupancy and related expenses as a percentage of consolidated restaurant sales was 6.4% and 5.6% for the three months ended September 27, 2004 and September 29, 2003, respectively.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $226,000 to $1.3 million for the three months ended September 27, 2004 from $1.1 million for the three months ended September 29, 2003. The increase was primarily related to the opening of the Smith & Wollensky units in Houston, Texas and Boston, Massachusetts, and to a lesser extent, an increase in advertising in support of our owned New York restaurants. Marketing and promotional expenses as a percent of consolidated restaurant sales increased to 5.3% for the three months ended September 27, 2004 from 4.6% for the three months ended September 29, 2003.

Depreciation and Amortization. Depreciation and amortization was $1.1 million and $1.0 million for the three months ended September 27, 2004 and September 29, 2003, respectively.

Management Fee Income. Management fee income increased $45,000 to $260,000 for the three months ended September 27, 2004 from $215,000 for the three months ended September 29, 2003, primarily due to an increase in fees received from one of our managed units relating to a minimum base management fee that we began receiving during the three months ended March 29, 2004. We have been notified by the Plaza Operating Partners that they have sold the Plaza Hotel, the property in which ONEc.p.s, a restaurant we manage, is located. ONEc.p.s. will close effective January 1, 2005. As a result, we will no longer accrue additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005. Total income accrued during the three months ended September 27, 2004 amounted to approximately $53,000.


General and Administrative Expenses. General and administrative expenses were $2.3 million for the three months ended September 27, 2004 and September 29, 2003, respectively. General and administrative expenses as a percent of consolidated restaurant sales decreased to 9.5% for the three months ended September 27, 2004 from 9.9% for three months ended September 29, 2003. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 7.1% for the three months ended September 27, 2004 from 7.3% for the three months ended September 29, 2003.

Royalty Expense. Royalty expense increased $31,000 to $360,000 for the three months ended September 27, 2004 from $329,000 for the three months ended September 29, 2003 primarily due to the increase in sales of $1.8 million from our Smith & Wollensky unit in Houston, Texas, which opened in January 2004 and our new unit in Boston, Massachusetts, which opened in September 2004.

Interest and Other Expense -Net of Interest Income. Interest and other expense, net of interest income, increased $3,000 to $362,000 for the three months ended September 27, 2004 from $359,000 for the three months ended September 29, 2003, primarily due to the interest incurred for general corporate purposes and in connection with the financing of our new Smith & Wollensky units in Dallas, Texas, and Houston, Texas. Interest and other expense, net of interest income, was also impacted by the reduction in interest income related to the use of cash for capital improvements, which had been invested in short and long term interest bearing investments during the three months ended September 29, 2003.

Provision for Income Taxes. The income tax provision for the three months ended September 27, 2004 and September 29, 2003, respectively, represents certain state and local taxes.

(Income) Loss in Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns M&P are now consolidated and the net (income) or loss of this variable interest entity is presented as a separate item after the provision for income taxes.

Nine Months Ended September 27, 2004 Compared to the Nine Months Ended September 29, 2003

Consolidated Restaurant Sales. Consolidated restaurant sales increased $10.5 million, or 14.2%, to $85.1 million for the nine months ended September 27, 2004 from $74.6 million for the nine months ended September 29, 2003. The increase in consolidated restaurant sales was partially due to a net increase in comparable consolidated restaurant sales of $4.4 million, or 6.2%. The net increase in comparable owned restaurant sales was due to an increase in sales of $3.5 million from our owned Smith & Wollensky units open for the entire period. The improvement is primarily a result of an increase in our average check, due primarily to price increases, and, to a lesser extent, tourism, business travel and banquet sales at our units outside of New York. This increase in comparable owned unit sales was also partially due to an increase in net sales of $898,000 from our consolidated New York units, which includes the increase in sales of $917,000 for the entity that owns M&P. This increase in sales for the entity that owns M&P was attributable to an increase in customer volume, our average check and, to a lesser extent, an increase in banquet sales. The increase in consolidated restaurant sales also includes a combined sales increase of $6.1 million from our Smith & Wollensky unit in Dallas, Texas, which opened in March 2003, our unit in Houston, Texas, which opened in January 2004 and our unit in Boston, Massachusetts, which opened in September 2004.

Food and Beverage Costs. Food and beverage costs increased $4.4 million to $27.3 million for the nine months ended September 27, 2004 from $22.9 million for the nine months ended September 29, 2003. Food and beverage costs as a percentage of consolidated restaurant sales increased to 32.0% in 2004 from 30.7% in 2003. The increase in cost is primarily related to an increase in food cost at our comparable units of approximately $2.1 million. This increase related primarily to the continued increase in the cost of beef during the nine months ended September 27, 2004 as compared to the nine months ended September 29, 2003, and to a net increase in customer volume at our comparable units. The increase in food and beverage costs also related to approximately $3.9 million in food and beverage costs for the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003, Houston, Texas, which opened in January 2004 and our new unit in Boston, Massachusetts, which opened in September 2004. The new Smith & Wollensky units in Houston and Boston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky units in Houston and Boston mature, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related Benefits. Salaries and related benefits increased $4.1 million to $25.8 million for the nine months ended September 27, 2004 from $21.7 million for the nine months ended September 29, 2003. This increase was partially due to our new Smith & Wollensky units in Dallas, Texas, which opened in March 2003, our new unit in Houston, Texas, which opened in January 2004 and our new unit in Boston Massachusetts, which opened in September 2004. The increase relating to these new units was $2.3 million. Salaries and related benefits as a percent of consolidated restaurant sales increased to 30.3% for the nine months ended September 27, 2004 from 29.1% for the nine months ended September 29, 2003. The increase in salaries and related benefits as a percentage of consolidated restaurant sales was primarily due to the additional staffing required at the new Smith & Wollensky units in Houston, Texas and Boston, Massachusetts during the units openings. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable unit sales, to an increase in the cost of health insurance provided to employees and paid for in part by us and to increases in employer contributions for other payroll taxes.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.7 million to $14.3 million for the nine months ended September 27, 2004 from $12.6 million for the nine months ended September 29, 2003. The increase includes $1.1 million that was due to the opening of the new Smith & Wollensky units in Dallas, Texas, Houston, Texas and Boston, Massachusetts. The remaining increase is related to certain costs associated with upgrades of operating supplies, ongoing repairs and maintenance, certain costs that are directly related to the increased sales volume such as credit card charges and linen costs, increases in property and liability insurance premiums and professional fees at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales remained constant at 16.8% for 2004 and 2003.

Occupancy and Related Expenses. Occupancy and related expenses increased $264,000 to $4.6 million for the nine months ended September 27, 2004 from $4.4 million for the nine months ended September 29, 2003 primarily due to the combined increase of $495,000 in occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky units in Dallas, Texas, Houston, Texas and Boston, Massachusetts, and to a lesser extent, an increase in percentage of sales rent at applicable units. These increases were partially offset by a decrease of $369,000 due to the treatment of the lease in Las Vegas as a capital lease. Occupancy and related expenses as a percentage of consolidated restaurant sales decreased to 5.5% for the nine months ended September 27, 2004 from 5.9% for the nine months ended September 29, 2003.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $858,000 to $3.9 million for the nine months ended September 27, 2004 from $3.1 million for the nine months ended September 29, 2003. The increase was related primarily to the opening of the Smith & Wollensky units in Dallas, Texas, Houston, Texas and Boston, Massachusetts, and, to a lesser extent, an increase in advertising in support of our owned New York restaurants. Marketing and promotional expenses as a percent of consolidated restaurant sales increased to 4.6% for the nine months ended September 27, 2004 from 4.1% for the nine months ended September 29, 2003.

Depreciation and Amortization. Depreciation and amortization increased $240,000 to $3.2 million for the nine months ended September 27, 2004 from, $3.0 million for the nine months ended September 29, 2003, primarily due to the increase relating to the property and equipment additions for the new Smith & Wollensky units in Dallas, Texas and Houston, Texas, being partially offset by a reduction in depreciation from items which became fully depreciated during 2004.

Management Fee Income. Management fee income increased $232,000 to $891,000 for the nine months ended September 27, 2004 from $659,000 for the nine months ended September 29, 2003, primarily due to an increase in fees received from one of our managed units relating to a minimum base management fee that we began receiving during the nine months ended September 27, 2004 and increased sales volume in the other managed units. We have been notified by the Plaza Operating Partners that they have sold the Plaza Hotel, the property in which ONEc.p.s, a restaurant we manage, is located. ONEc.p.s. will close effective January 1, 2005. As a result, we will no longer accrue additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005. Total income accrued during the nine months ended September 27, 2004 amounted to approximately $190,000.

General and Administrative Expenses. General and administrative expenses decreased $124,000 to $7.2 million for the nine months ended September 27, 2004 from $7.4 million for the nine months ended September 29, 2003. General and administrative expenses as a percent of consolidated restaurant sales decreased to 8.5% for the nine months ended September 27, 2004 from 9.9% for nine months ended September 29, 2003. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 6.4% for the nine months ended September 27, 2004 from 7.4% for the nine months ended September 29, 2003. The decrease was primarily due to a decrease in professional fees and consulting expenses related to corporate matters.

Royalty Expense. Royalty expense increased $190,000 to $1.2 million for the nine months ended September 27, 2004 from $1.0 million for the nine months ended September 29, 2003 primarily due to the increase in sales of $3.5 million from our owned Smith & Wollensky units open for the comparable period together with a combined increase in sales of $6.1 million from our Smith & Wollensky unit in Dallas, Texas, which opened in March 2003, our unit in Houston, Texas, which opened in January 2004 and our new unit in Boston, Massachusetts, which opened in September 2004.

Interest and Other Expense -Net of Interest Income. Interest and other expense, net of interest income, increased $348,000 to $1.1 million for the nine months ended September 27, 2004 from $714,000 for the nine months ended September 29, 2003, primarily due to the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada and, to a lesser extent, the interest expense on debt incurred for general corporate purposes and in connection with the financing of our new Smith & Wollensky units in Dallas, Texas, Houston, Texas, and Boston, Massachusetts. Interest and other expense, net of interest income, was also impacted by the reduction in interest income related to the use of cash for capital improvements, which had been invested in short and long term interest bearing investments during the nine months ended September 29, 2003.

Provision for Income Taxes. The income tax provision for the nine months ended September 27, 2004 and September 29, 2003, respectively, represents certain state and local taxes.

(Income) Loss in Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns M&P are now consolidated and the net (income) or loss of this variable interest entity is presented as a separate item after the provision for income taxes.


Risk Related to Certain Management Agreements and Lease Agreements


     We are subject to various covenants and operating requirements contained in certain of our management agreements that, if not complied with or otherwise met, provide for the right of the other party to terminate these agreements.

     With respect to management agreements, we are subject to the right of Plaza Operating Partners to terminate, at any time, the management agreement relating to ONEc.p.s., We have been notified by the Plaza Operating Partners that they have sold the Plaza Hotel, the property in which the restaurant is located. ONEc.p.s. will close effective January 1, 2005. As a result, we will no longer accrue additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.


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


Liquidity and Capital Resources

         We have funded our capital requirements in recent years through cash flow from operations, third-party financing and an IPO. Net cash provided by operating activities amounted to $2.8 million for the nine months ended September 27, 2004 and $1.5 million for the nine month period ended September 29, 2003.

         Net cash provided by financing activities was $5.2 million for the nine month period ended September 27, 2004 and net cash used in financing activities was ($1.2 million) for the nine month period ended September 29, 2003. Net cash provided by financing activities for the nine month period ended September 27, 2004 includes $4.0 million in proceeds from the line of credit facilities with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"), $2.0 million in proceeds from the promissory note with Hibernia National Bank ("Hibernia"), $540,000 of principal payments on long-term debt and distributions of $320,000 to the minority interest in the consolidated variable interest entity. Net cash used in financing activities for the nine month period ended September 29, 2003 includes $995,000 of principal payments on long-term debt and distributions of $240,000 to the minority interest in the consolidated variable interest entity.

         During the nine months ended September 27, 2004 and September 29, 2003, we used cash primarily to fund the development and construction of new restaurants and expansion of existing restaurants. Net cash used in investing activities was $9.0 million and $2.8 million for the nine months ended September 27, 2004 and September 29, 2003, respectively. The total capital expenditures were $9.4 million and $5.8 million for the nine months ended September 27, 2004 and September 29, 2003, respectively. Cash used in investing activities also included net proceeds from the sale of investments of $923,000 and $6.7 million for the nine months ended September 27, 2004 and September 29, 2003, respectively, and purchases of investments of $3.3 million for the nine months ended September 29, 2003.

         On September 20, 2004, we opened our newest Smith & Wollensky unit in Boston, Massachusetts. The restaurant has approximately 450 seats on four levels. As of September 27, 2004, total remaining capital expenditures for 2004 were expected to be approximately $2.2 million and will be used primarily to pay for the completion of the construction of our new restaurant in Boston, Massachusetts, and for general maintenance of existing restaurants. The increase in the remaining capital expenditures for Boston from those previously disclosed relates primarily to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic and security conditions, and we expect to resume our new restaurant growth in 2006. As of September 27, 2004, the average cost of opening the last three Smith & Wollensky restaurants, net of landlord contributions, has been approximately $5.8 million, excluding the purchase of land and pre-opening costs. When we do resume our growth , we expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.5 million to $5.0 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our newest unit in Boston significantly exceeded this range primarily because of its physical size and the reasons noted above. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

         In 1997, we assumed certain liabilities from two bankrupt corporations in connection with the acquisition of our lease for the Smith & Wollensky in Miami. Pursuant to the terms of the bankruptcy resolution, we are obligated to make quarterly and annual payments over a six-year period. These obligations bore interest at rates ranging from 9.0% to 12.0%. The final payment for these obligations was made in 2003. In addition, we assumed a mortgage on the Miami property that requires monthly payments and bears interest at 5.00% per year. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 18, 2004. In 1997, we also assumed a loan payable to a financing institution that requires monthly payments through the year 2014 and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.6 million on September 27, 2004.

         On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley. Under the agreement we are the guarantor of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. We have borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $33,333 commencing June 30, 2003 over the term of the loan with a balloon payment of approximately $2.0 million on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by us to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. We did not draw down the remaining balance because, as an alternative to purchasing the land, we signed an amendment to our lease agreement, as discussed below. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreement for the periods described in Note 1(a). On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement effective as of September 27, 2004. As a result, at September 27, 2004, SWRG was in compliance with all the financial covenants contained in this amended term loan agreement. The costs in connection with the amendment were approximately $20,000.

         On April 29, 2003, we signed a second amendment to lease agreement ("Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property for our Las Vegas restaurant. The Agreement, which has been accounted for as a capital lease, adjusts the annual fixed payment to $400,000 per year from May 1, 2003 to April 30, 2008 and to $860,000 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to us effective from May 1, 2003. We will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. We are required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years we do not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next five years as of September 27, 2004 will be as follows:

         Fiscal year                               (dollar amounts in thousands)
         -----------                               -----------------------------

         2004..................................                              $74
         2005..................................                              298
         2006..................................                              328
         2007..................................                              360
         2008..................................                              123
                                                                             ---
                                                                          $1,183
                                                                          ======

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

         On October 29, 2004, it was determined that the accounting treatment for this Agreement was inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2003, and our Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above should be made to prevent future reliance on those filings (See Notes to the Unaudited Consolidated Financial Statements, Note 1 (a)).

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

         On December 24, 2002, we entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, the Company and Dallas S&W L.P., a wholly owned subsidiary, are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Of the $1.9 million borrowed by us under the agreement, $1.35 million was used for our new restaurant development program, and $550,000 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $15,833 for this loan over the term of the loan and a balloon payment of approximately $1.0 million on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreement for the periods described in Note 1(a). On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement effective as of September 27, 2004. As a result, at September 27, 2004, SWRG was in compliance with all the financial covenants contained in this amended term loan agreement. The costs in connection with the amendment were approximately $20,000. The aggregate outstanding balance of this term loan was approximately $1.6 million as of September 27, 2004.


         On January 30, 2004, we entered into a $2.0 million secured line of credit facility with Morgan Stanley ("January Financing"). Under the agreement we are the guarantor of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Through S&W Las Vegas, LLC, we have the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. We are also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We may at anytime repay advances on this line without penalty. We are obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of S&W Las Vegas, LLC. The aggregate outstanding balance of this line of credit facility was approximately $2.0 million as of September 27, 2004. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our line of credit facility for the periods described in Note 1(a). On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement effective as of September 27, 2004. As a result, at September 27, 2004, SWRG was in compliance with all the financial covenants contained in this amended line of credit facility. The costs in connection with the amendment were approximately $20,000.

         On March 17, 2004, we signed a first amendment to covenants agreement with Morgan Stanley. The amendment increased to $525,000 the amount that we may exclude from the determination of any of our covenants, under our term loans and line of credit facility, as a result of the settlement of the legal dispute between the Company and Mondo's.

          On May 26, 2004, S&W New Orleans, L.L.C. ("New Orleans"), a wholly owned subsidiary, signed a $2.0 million promissory note with Hibernia ("May Financing"). The $2.0 million was used by us for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of $17,272 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At September 27, 2004, New Orleans was in compliance with the financial covenant contained in the loan agreement between New Orleans and Hibernia.

         On July 21, 2004, we entered into a $2.0 million secured line of credit facility with Morgan Stanley ("July Financing"). Under the agreement we and Smith & Wollensky of Boston LLC are the guarantors of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC. Through S&W Las Vegas, LLC, we have the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. We are also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG may at anytime repay advances on this line without penalty. We are obligated to repay the principal portion of this line on May 31, 2005, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. The aggregate outstanding balance of this line of credit facility was approximately $2.0 million as of September 27, 2004. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las

Vegas lease from the financial covenants contained in our line of credit facility for the periods described in Note 1(a). On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreement effective as of September 27, 2004. As a result, at September 27, 2004, SWRG was in compliance with all the financial covenants contained in this amended loan agreement. The costs in connection with the amendment were approximately $20,000.


         During 2003, we incurred a net loss of $1.1 million, primarily related to the costs incurred for litigation and accrual of settlement costs on a disputed lease matter and the costs incurred for the opening of a new restaurant in Dallas. We used cash during 2003 primarily for the purchase of property and equipment at our Dallas location and our Houston location. While we generated cash from operating activities of $3.7 million for the year ended December 29, 2003, cash of $4.9 million and $1.1 million was used for investing and financing activities, respectively, leaving us with cash and cash equivalents of approximately $2.2 million as of December 29, 2003 (Restated to reflect the adoption of FIN 46 (R). See Notes to the Unaudited Consolidated Financial
Statements, Note 1 (b)). As of September 27, 2004 we had cash and cash equivalents of $1.2 million. We project remaining capital expenditures in 2004 to total approximately $2.2 million, primarily related to the final construction cost payments related to our newest restaurant in Boston, which opened on September 20, 2004. The increase in the remaining capital expenditures for Boston from those previously disclosed relates primarily to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. The Houston location was opened in January 2004. We incurred approximately $1.6 million in capital expenditures to complete this project during the first quarter of 2004.

         Because of these developments, we obtained the January Financing, May Financing and July Financing. We also renegotiated the mortgage related to the Miami restaurant property and extended the term of this mortgage, which now has a final principal payment due in June 2007. As of September 27, 2004, we had drawn down the entire $6.0 million available to us under the January Financing, the May Financing and the July Financing. These funds were used to pay the construction costs relating to the Smith & Wollensky restaurants in Houston and Boston.

         As of September 27, 2004, we believe that our cash and short-term investments on hand, funds to be received in connection with a sale and leaseback transaction relating to restaurant equipment located in our Dallas, Houston and Boston units expected to close in the middle of November, projected cash flow from operations and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and operations throughout 2004, as well as allow us to meet our debt service obligations under our loan agreements. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events would cause us to seek alternative financing or cease our capital expenditure plans as early as December 2004. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

                  The following table discloses aggregate information as of September 27, 2004 about our contractual obligations and the periods in which payments in respect of the obligations are due:



                                                                                       PAYMENTS DUE BY PERIOD
                                                                                       ----------------------
Contractual Obligations:                                           Total      Less than      1-3 years      3-5 years      More than
------------------------                                           -----         1 year      ---------      ---------        5 years
                                                                                 ------                                      -------
                                                                                     (dollars in thousands)
Minimum royalty payments licensing agreement(1)..........       $  4,000         $    0        $ 1,600        $ 1,600        $800(2)
Minimum distributions management agreement(1)............       $  3,480         $  120        $   960        $   960        $ 1,440
Minimum payments on employment agreements(1).............       $  2,276         $  298        $ 1,978        $    --        $    --
Principal payments on long-term debt(1)..................       $ 13,680         $  743        $ 4,120        $ 6,806        $ 2,011
Payments under capital lease(1)..........................       $ 11,213         $  170        $ 1,426        $ 1,590        $ 8,027
Minimum annual rental commitments(1)(3)..................       $ 68,423         $1,105        $ 8,839        $ 8,171        $50,308
                                                                --------         ------        -------        -------        -------

Total....................................................       $103,072         $2,436        $18,923        $19,127        $62,586
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

(3) Restated to reflect the adoption of FIN 46 (R). See Notes to the Unaudited Consolidated Financial Statements, Note 1 (b).


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

Effect of New Accounting Standards

         In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 04-10 Applying Paragraph 19 of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB No. 131") in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds. The consensus concluded that operating segments that do not meet certain quantitative thresholds can be aggregated if the criteria set forth in paragraph 17 of FASB No. 131 is met. This consensus affects how the Company assesses the impairment of goodwill. Upon adoption of SFAS No. 142, the Company had determined that certain restaurants with assigned goodwill were separate reporting units and goodwill was assessed for impairment at the reporting unit level. During 2002, the Company recorded an impairment of goodwill of $75,000 related to one of its reporting units. As a result of the consensus, the Company reassessed the reporting units with goodwill and determined that under the aggregation criteria, the separate reporting units could be viewed as one single reporting unit for purposes of assessing goodwill impairment. This change in accounting principle requires restatement of previously issued financial statements, however, as permitted in the consensus the prior periods were not restated as the change does not have a material impact on previously issued financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at September 27, 2004.

                             Expected Maturity Date
                             ----------------------
                                Fiscal Year Ended
                                -----------------


                                                                                                                   Fair Value
                                                                                                                  September 27,
Debt                                2004      2005        2006      2007     2008     Thereafter      Total           2004
----                                ----      ----        ----      ----     ----     ----------      -----           ----
                                                                      (dollars in thousands)

Long-term variable rate........       $12       $53        $56   $ 2,057      $ -            $ -      $2,177             $2,177
Average interest rate..........                                                                         4.4%
Long-term fixed rate...........      $731    $3,276       $736    $2,417   $2,333          $2,010     11,503             13,009
Average interest rate..........                                                                         6.6%
                                                                                                       -----             ------

Total debt.....................                                                                      $13,680            $15,186
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

         Subsequent to September 27, 2004 and in connection with the preparation of the financial statements for the fiscal quarter ended September 27, 2004, it was determined that the accounting treatment for the April 2003 amendment to the lease for our Las Vegas property was inaccurately reflected in our Annual Report on Form 10-K for the year ended December 29, 2003 and our Quarterly Report on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004. The amortization recorded under the previous accounting treatment was included as non-cash income in occupancy and related expenses and were derived from the reduction in deferred rent liability and should have been treated as a reduction to the value of the land under the capital lease, and a reduction in the deferred rent liability arising from the operating lease included on the balance sheet. Our Chief Executive Officer and Chief Financial Officer concluded that the problem that led to the previous accounting treatment did not constitute a material weakness in internal control over financial reporting and did not preclude a determination as stated above that our disclosure controls and procedures were effective given that the accounting treatment in question was limited to the conversion of the Las Vegas property's operating lease to a capital lease and the misapplication the accounting principle involved was isolated and at the time of the original accounting for the conversion management had discussed the accounting treatment for these transactions with our then independent auditors who concurred with management's conclusions. These amounts were restated for the quarter and the nine-month period ended September 29, 2003, respectively, and as of December 29, 2003, and such restatements are reflected in the financial statements included in the Quarterly Report on Form 10-Q. We expect corresponding restatements of the remaining periods listed above will be made as soon as practicable.

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

         None.


ITEM 5. OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         10.96 Letter from The Smith & Wollensky Restaurant Group, Inc. to Morgan Stanley Dean Witter dated November 3, 2004.

         10.97 First Amendment to Covenants Agreement by and between S&W of Las Vegas, L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of September 26, 2004.


         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1     Risk Factors.


(b) Reports on Form 8-K

                       Report on Form 8-K dated July 6, 2004 furnishing under Items 7 and 12 a copy of the Company's press release dated July 1, 2004, describing selected financial results of the Company for the second quarter ended June 28, 2004.

                       Report on Form 8-K dated August 9, 2004 furnishing under Items 7 and 12 a copy of the Company's press release dated August 5, 2004, describing selected financial results of the Company for the quarter ended June 28, 2004 and the six months ended June 28, 2004.

                       Report on Form 8-K dated October 1, 2004 furnishing under Items 2.02 and 9.01 a copy of the Company's press release dated September 30, 2004, describing selected financial results of the Company for the third quarter ended September 27, 2004.

                       Report on Form 8-K dated November 2, 2004 furnishing under Item 8.01 disclosure of the plans for closing a restaurant that the Company manages effective January 1, 2005.

                       Report on Form 8-K dated November 4, 2004 furnishing under Item 4.02 disclosure of the Company's intention to restate its financial statements for the year ended December 29, 2003 and the quarterly periods ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28,
                       2004, respectively.

                       Report on Form 8-K/A dated November 8, 2004 amending the Form 8-K, dated October 29, 2004 and filed on November 4, 2004, to include Exhibits 7.1 and 7.2 and noting that with respect to the determination on October 29, 2004, which is referenced in Exhibit 7.2, such determination was made following consultation with KPMG prior to such date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

November 12, 2004                 By: /s/  ALAN N. STILLMAN
                                      ---------------------

                                      Name:  Alan N. Stillman
                                      Title: Chairman of the Board, Chief
                                             Executive Officer and Director
                                             (Principal Executive Officer)


November 12, 2004                 By: /s/  ALAN M. MANDEL
                                      -------------------

                                      Name:  Alan M. Mandel
                                      Title: Chief Financial Officer, Executive
                                             Vice President of Finance,
                                             Secretary and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

Exhibit No.       Description of Document
-----------       -----------------------


         10.96 Letter from The Smith & Wollensky Restaurant Group, Inc. to Morgan Stanley Dean Witter dated November 3, 2004.

         10.97 First Amendment to Covenants Agreement by and between S&W of Las Vegas, L.L.C. as "Borrower", The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as "Guarantors" and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the "Lender" dated as of September 26, 2004.


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