Form 10-K
period 2005-01-03
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2005-04-28
CIK 1137047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2005

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $ 42,775,827.

As of April 27, 2005, the registrant had 9,380,349 shares of Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)          Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements in this Annual Report on Form 10-K regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “hopes,” “will continue” or similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, changes in consumer preferences, the level of competition from existing or new competitors in the high-end segment of the restaurant industry and our success in implementing our growth strategy.

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

Unless the context requires otherwise, references to “we,” “us,” “our,” “SWRG” and the “Company” refer specifically to The Smith & Wollensky Restaurant Group, Inc. and its subsidiaries and predecessor entities.

ITEM 1.                BUSINESS

General

The Smith & Wollensky Restaurant Group, Inc. was incorporated in Delaware in October 1997. Prior to October 1997, our operations were conducted through The New York Restaurant Group, LLC (“NYRG”), our predecessor limited liability company. During October 1997, NYRG merged with SWRG.

We are a developer, owner and operator of high-end, high-volume restaurants in the United States. Our core concept is Smith & Wollensky, a classic American restaurant. Management believes Smith & Wollensky is a recognized brand name in the upscale segment of the restaurant industry. At January 3, 2005, we operated 16 restaurants, thirteen of which were owned and three of which were managed. We own ten of the eleven Smith & Wollensky restaurants we operate. We believe that each of our restaurants offers distinctive high quality food, creative menus, an extensive wine selection and exceptional customer service accompanied by attractive design and decor. We believe that the Smith & Wollensky restaurant concept has broad national appeal and that, as a result, we have considerable opportunities to expand our business. We believe that we operate in one business segment.

In 1977, the original Smith & Wollensky restaurant, which we manage, opened in New York City. Three years later, we developed The Post House, a distinctive steak and chop house with an American theme that we currently manage. In 1984, we opened the Manhattan Ocean Club, an upscale seafood restaurant, and in 1989, we opened Cite, a Parisian grand-cafe style restaurant. The Park Avenue Café concept, begun in 1992, combines country-style new American cuisine in a cafe atmosphere, while Maloney & Porcelli, which we developed in 1996 and currently manage, presents updated classic American cuisine. Our owned and managed restaurants have received local and national dining awards, including the Distinguished Restaurants of North America “DiRoNA Award” and Wine Spectator’s “Grand Award.”

For the year ended January 3, 2005, the average sales for our eight owned Smith & Wollensky restaurants open for the entire period were $9.8 million per restaurant. Sales for the year ended January 3, 2005 for the managed Smith & Wollensky restaurant in New York were $26.5 million, for which we received $609,000 as a management fee. For the year ended January 3, 2005, average sales for all of our twelve consolidated restaurants open for the full period (which includes the sales for Maloney & Porcelli, a restaurant we manage) were $9.3 million per restaurant.

Operating Strategy

We believe that the key to our future success is our Smith & Wollensky restaurant concept that is focused on the high-end segment of the restaurant industry. To achieve our goal, the Company is pursuing the following operating strategies:

Improve Operating Cash Flows

We intend to focus on increasing our cash position by improving our operating cash flows, while limiting our maintenance capital expenditures on existing Smith & Wollensky restaurants. We intend to further increase our operating cash flows from our mature and recently opened restaurants by adding per unit sales volume while maintaining effective cost controls in our mature restaurants and by getting the most recently opened restaurants to operate at cost levels consistent with our mature restaurants. For the year ended January 3, 2005, sales for our eight owned Smith & Wollensky restaurants open for the full period averaged $9.8 million.

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

Our commitment to fine wines is evident in our extensive inventory. Our owned and managed restaurants have an aggregate of over 100,000 bottles of wine and average more than 400 wine listings per restaurant. Each restaurant has its own beverage and/or wine manager who is supported at the corporate management level by our wine department. During 2003, Kevin Zraly, founder of the Windows on the World Wine School, joined us to head our corporate wine department. His focus includes the launch of our Premier All-American Wine List, as well as training our service staff and providing special lecture programs for our patrons around the country on American wines.

Capitalize on Brand Awareness and Customer Loyalty

We believe that our significant investment in marketing and advertising programs has contributed to what management believes is a national awareness of our Smith & Wollensky restaurants. Our marketing strategy is designed to build a loyal customer base, to enhance a strong identity and name recognition for our Smith & Wollensky restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. We have implemented this strategy through the use of advertising, promotional activity and cross-marketing of our restaurants. We run full-page advertisements in leading national publications, including The New York Times and Golf Magazine. We also employ limited radio and television advertising, including a commercial currently featuring golf pros Craig and Kevin Stadler. In addition, we hold creative promotional events such as “Wine Week™”, a popular semi-annual event, restaurant opening galas and concierge dinners. We have enhanced our name recognition and brand awareness through our comprehensive merchandising strategy, which includes the sale of our sauces, salad dressings, knives and cookbooks. Our sauces, which include steak, barbecue and pepper, are now offered at over 4,000 wholesale stores.

Provide Exceptional Customer Service

We are committed to providing our customers attentive and professional service through employees trained to exceed guests’ expectations. We believe that our brand recognition, high unit sales volume and high average checks enable us to attract talented managers, chefs and wait staff. Each restaurant is staffed with an experienced team of managers, kitchen personnel and wait staff, many of whom have a long tenure with us. Most of our general managers have at least 15 years of work experience in the restaurant industry. Restaurant personnel are instructed in various areas of restaurant management, including food quality and preparation, wine selection, customer service and beverage service. In addition, our ability to offer opportunities for promotion and training by experienced managers enhances our recruiting and training efforts. We believe our low rate of employee turnover contributes to consistent quality and attentive customer service.

Provide Experienced Management Support

Our senior executive team is comprised of Alan Stillman, our Chief Executive Officer, Alan Mandel, our Chief Financial Officer and Eugene Zuriff, our President. Alan Stillman has been with us for over 25 years, has opened numerous restaurants and is highly experienced in the creation and implementation of restaurant concepts and has been creating restaurant concepts, including T.G.I. Friday’s and other restaurant concepts, for over 30 years. Our restaurant general managers, most of whom are drawn from our restaurant personnel, have an average tenure with us of over 15 years, and most of them have worked in the restaurant industry for at least 15 years. In addition to our general managers, we currently employ approximately 270 restaurant management personnel and we believe they will be a substantial source of managerial talent as we expand.

Pursue Disciplined Restaurant Growth in 2006 and Beyond

Our core competency is the creation and development of Smith & Wollensky restaurants that serve distinctive cuisine within the upscale segment of the restaurant industry. Our Smith & Wollensky restaurants have seating capacities ranging from 290 to 675 seats. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic conditions and the availability of capital. We expect to resume our new restaurant growth in 2006. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate.

Our cash investment for each of our owned Smith & Wollensky restaurants open as of January 3, 2005, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs. When we do resume our growth, we expect that in the future our cash investment, net of landlord contributions, will range from $2.0 million to $5.0 million per unit, excluding pre-opening costs. This range assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our newest unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

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

The Smith & Wollensky Concept

The Smith & Wollensky concept, a dining experience that provides high quality selections in an upscale environment, was started in 1977 with the opening of the first Smith & Wollensky restaurant in New York City. The Smith & Wollensky restaurant in New York typifies our approach to the concept and has been described by Gourmet magazine as the “quintessential New York steakhouse.” The essential elements of the Smith & Wollensky concept are:

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

Our menu also offers the highest quality seafood, including three- to thirteen-pound lobsters, fish, veal, lamb, pork and poultry. Freshly baked bread is served as well. Complementing our substantial main courses, our dessert menu features traditional desserts such as cheesecake and chocolate cake, as well as other specialized confections prepared on location by our highly trained pastry chefs.

Extensive Wine Selection

Fine wine is an integral part of the Smith & Wollensky dining experience. Smith & Wollensky restaurants boast an extensive wine inventory of over 85,000 bottles, and our Smith & Wollensky in New York, which has over 15,000 bottles of wine, received Wine Spectator’s “Grand Award” each year from 1987 through 1994 and Wine Spectator’s “Award of Excellence” from 1995 through 2004. Our nationally acclaimed wine programs, such as “Wine Week™,” have been written about extensively by The New York Times and Wine Spectator.

Distinctive Design and Decor

We believe that a unique decor is essential to the creation of a fine dining experience for the customer. Each of our Smith & Wollensky restaurants has a decor that features hardwood floors, polished brass and dark wood accents and authentic folk-art from 1900-1940 Americana. Menus are presented under glass in stained wooden frames, while blackboards located around the dining rooms display signature menu items and daily specials. Each restaurant’s exterior, complete with traditional awnings, incorporates Smith & Wollensky’s signature green and white colors. In addition to the distinctive decor, our Smith & Wollensky restaurants feature a design layout that creates small dining areas and enhances efficiency. Our large square footage is broken into small areas that create a more private dining experience while maintaining a large seating capacity. In order to ensure the hottest food and most efficient service, each Smith & Wollensky restaurant has kitchens located on each floor except for one of the four levels at our Boston location. This flexible design allows us to close off sections of our restaurants, and thus reduce operating costs, during non-peak hours or days.

We also offer customers a chance to view our chefs in action. Each Smith & Wollensky, other than the Philadelphia location, has either a “kitchen table” in a glass-enclosed area inside of the main kitchen or a table located just outside the kitchen with a view into the kitchen. Customers at these tables can eat, drink wine and watch our expert chefs prepare dinner. Additionally, most of our Smith & Wollensky locations offer some outdoor dining.

Wollensky’s Grill

Several Smith & Wollensky’s incorporate a Wollensky’s Grill, a more informal alternative which offers menu selections similar to those offered at Smith & Wollensky in smaller, lower-priced portions, as well as hamburgers and sandwiches. Wollensky’s Grill provides flexibility for Smith & Wollensky, and the two dining areas have the ability to expand and contract relative to one another to accommodate customer demand. Wollensky’s Grill generally has a separate entrance and offers expanded late-night hours. A Wollensky’s Grill typically seats up to 125 customers. In some of our locations, Wollensky’s Grill and its menu are combined with the main dining space with no separate Wollensky’s Grill area.

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

Locations

The following table sets forth information with respect to our Smith & Wollensky restaurant locations, all of which are owned other than the location in New York:

Location	Opening Year	Approximate Seating Capacity
New York(1)	1977	480
Miami	1997	670
Chicago	1998	610
New Orleans	1998	375
Las Vegas	1998	675
Washington, D.C.	1999	510
Philadelphia	2000	290
Columbus, Ohio	2002	400
Dallas	2003	400
Houston	2004	400
Boston	2004	450

(1)          This location is managed not owned.

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

Grow and Develop Existing Restaurants

Since December 1997, we have opened ten Smith & Wollensky restaurants. Our experience has shown that our restaurants take between 15 and 36 months to achieve expected company-wide targeted levels of performance. Some of our newer restaurants are currently in various stages of the ramp-up phase, and we believe incremental sales and restaurant level operating profitability can be realized from each of these restaurants as they continue to develop.

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

Pursue Disciplined Restaurant Growth in New Markets in 2006 and Beyond

We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic conditions and the availability of capital. We expect to resume our new restaurant growth in 2006. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. The prototype menu will consist of most of the items currently available at existing Smith & Wollensky locations, such as steaks and chops, along with some of the selections available at Wollensky’s Grill, including hamburgers and sandwiches. As we open additional Smith & Wollensky restaurants, we intend to convey the concept of the New York-based restaurant in decor, menu and atmosphere, while maintaining a flexible and fresh design that can be readily adapted to accommodate particular geographic regions. Since December 1997, we have opened ten additional Smith & Wollensky restaurants in major metropolitan areas throughout the United States, including our most recent restaurant, which opened in September 2004 in Boston, Massachusetts.

In general, we prefer to open our restaurants on sites near central business districts within larger metropolitan areas. Typically, prior to opening a new restaurant our management team carefully analyzes demographic information for each prospective site and considers other factors. After reviewing all of the relevant information, management will rate a city’s appropriateness as a location for a high-end restaurant generally, and specifically, a Smith & Wollensky.

We seek long-term leases providing for substantial development or rent contributions from landlords or real estate developers in exchange for a market based minimum annual rent and/or a percentage of annual gross sales above a stipulated minimum. We also evaluate opportunities to purchase or lease, and renovate existing restaurant sites that satisfy our selection criteria. Use of such sites can significantly reduce construction costs, shorten the time required to open a new restaurant and increase the return on investment.

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

Unit Economics

While we seek to develop high profile locations that create a distinctive dining experience, we are able to maintain unit operating margins due to high sales volumes coupled with effective cost controls. For the year ended January 3, 2005, the average sales for our eight owned Smith & Wollensky restaurants open for the full period were $9.8 million. Sales for the year ended January 3, 2005 for the managed Smith & Wollensky restaurant in New York were $26.5 million, for which we received $609,000 as a management fee. For the year ended January 3, 2005, average sales for all of our twelve consolidated restaurants open for the full period were $9.3 million per restaurant. Our average cash investment, net of landlord contributions, was approximately $6.8 million for the ten owned Smith & Wollensky restaurants open as of January 3, 2005, excluding pre-opening costs. When we do resume our growth, we expect that in the future our cash investment, net of landlord contributions, will range from $2.0 million to $5.0 million per unit, excluding pre-opening costs. This range assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our newest unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

Our Other Restaurant Concepts

In addition to Smith & Wollensky, we have developed several other restaurant concepts.

The following table sets forth information with respect to our other restaurant concepts, which are located in New York City, except where noted:

Location	Opening Year	Approximate Seating Capacity
The Post House(1)	1980	175
The Manhattan Ocean Club(2)	1984	235
Cite(2)	1989	375
Park Avenue Café(2)	1992	210
Mrs. Parks Tavern(3)	1994	290
Maloney & Porcelli(4)	1996	410

(1)          This location is managed not owned.

(2)          This location is owned not managed.

(3)          This location is located in Chicago, Illinois. We currently only receive a fee for the right of its owner to use the name “Mrs. Parks Tavern”.

(4)          This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated pursuant to the adoption of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46 (R)”). See Notes to Consolidated Financial Statements, Note 3.

Marketing, Advertising and Promotions

For the past 20 years, the goal of our marketing strategy has been to build a loyal customer base, to enhance what we believe is the strong identity and name recognition of our restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. In order to attract new customers, we focus primarily on print advertising, but also employ limited radio and television advertising, including a commercial currently featuring golf pros Craig and Kevin Stadler. We achieve national as well as local exposure through our print campaign.

We believe that our commitment to advertising sets us apart from other upscale restaurants, and that our advertising expenditures are substantially greater than that of comparable high-end restaurants. We also take advantage of opportunities to cross-promote our restaurants by publishing advertisements and marketing materials featuring all of our restaurants as a group.

Not only do we advertise directly to the general public, but we also offer specific customer services that have the potential for repeated referrals. Our restaurants host parties for the concierges of nearby hotels that are designed to enhance each restaurant’s name recognition and reputation for quality and service, thereby encouraging concierge recommendations. Additionally, our wait staff selectively provides complimentary food and drinks to customers, further developing customer loyalty.

We are continually strengthening our name recognition and brand identity, particularly in new markets. In conjunction with restaurant openings, we host dinners, lunches and cocktail parties for various civic, philanthropic and charitable organizations.

We also host Wine Week™, which we started in 1986. Wine Week™ has evolved into “National Wine Weeks™” which we hold twice a year, usually in March and September. Our restaurants sponsor wine tastings at lunch each day for the entire week and wine makers are invited to represent their wineries and to serve and discuss their wines with customers. We believe these events enhance our restaurants’ reputations for dedication to maintaining superior quality wine lists. Our other promotions include cigar or scotch tasting events as well as dinners hosted by nationally renowned chefs. We believe that our promotions build customer loyalty and increase future sales at our restaurants.

Restaurant Operations and Management

We believe that our high unit sales volume and portfolio of concepts allow us to attract, compensate and maintain high-quality, experienced restaurant management and personnel. We believe that we have a low rate of staff turnover for the restaurant industry. Professional, efficient and attentive service is integral to our overall success. Each of our restaurants is operated as an independent facility with each restaurant’s general manager exercising discretion and playing a key role in its success. The general managers in our restaurants have an average tenure with us of over 15 years. During training, restaurant personnel are instructed in various areas of restaurant management, including food quality and preparation, wine selection, customer service, beverage service, quality and cost controls and employee relations. Restaurant general managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure that we will provide uniform operations in each of our restaurants, high-quality products on a consistent basis and proper service.

Although we have no new restaurants opening in 2005, we have developed a restaurant opening program and team designed to optimize the performance of our new restaurants. The team includes a general manager, training manager, purchasing manager, beverage manager and chef/kitchen manager. All of these employees currently fill functions within our organization, but will be available to open new restaurants when we do resume our growth. Restaurant managers typically complete a one to three month training program, and the senior managers of our established restaurants spend up to three months at each of the new restaurants in order to ensure quality control. Management believes it is imperative for new managers to spend much of their training period side by side with managers in existing operations in order to gain critical insight into day-to-day operations and overall management philosophy. The director of operations and the local restaurant manager interview all staff on site. Chefs are brought to an established unit for training prior to an opening, and periodically are given the opportunity to work at other locations under the supervision of our critically acclaimed chefs. The director of management information systems typically stays at each new location until all accounting and management information systems are fully operational. We also coordinate our marketing, advertising and promotional program to support new restaurant openings while at the same time building national brand recognition.

New wait staff at our restaurants participate in training during which time they work under the close supervision of our corporate opening team. Wait staff are trained and tested on proper service technique, wine and food knowledge, customer satisfaction and point-of-sale system usage.

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

Each of our restaurants also has an in-store beverage manager and/or wine manager who is supported by our corporate wine department. During 2003, Kevin Zraly, founder of the Windows on the World Wine School, joined us to head our corporate wine department. His focus includes the launch of our Premier All-American Wine List, as well as training our service staff and providing special lecture programs for our patrons around the country on American wines. The beverage manager or wine manager at each restaurant purchases the majority of the wine in the local markets for each restaurant. Although they tailor some of the wine selections to customer preferences, market availability and menu/wine pairing, our Premier All-American Wine List forms the core of our selections at the Smith & Wollensky locations. We have several national programs with wineries creating pricing programs to support local purchasing.

We devote considerable attention to controlling food costs. We make use of information technology and each of our restaurants’ point-of-sale system, providing us with precise information on daily sales and inventory needs, thus reducing our need to carry large quantities of food inventory. This cost management system is complemented by our ability to obtain volume-based discounts. Additionally, as we open additional restaurants, we expect to be able to take further advantage of volume discounts and other cost savings.

Management Arrangements

Pursuant to our management arrangements, we provide new restaurant concept design, construction, staff training, menu development, administration, managerial and operating services to the restaurants we manage.

Smith & Wollensky.   We manage the Smith & Wollensky restaurant in New York pursuant to a management agreement with St. James Associates. The agreement continues until terminated by the parties in accordance with the terms of the agreement described below. Pursuant to the management agreement, we provide management services to the Smith & Wollensky restaurant in New York in exchange for a fee of 2.3% of all restaurant sales of the Smith & Wollensky restaurant in New York. Smith & Wollensky Operating Corp., an entity controlled by Mr. Stillman, is one of the two general partners of St. James Associates. Mr. Stillman is also a limited partner of St. James Associates. The other general partner of St. James Associates may terminate the agreement if we fail to manage and market the restaurant in the same manner as has been done since the opening of the restaurant in 1977, and do not cure any failure to do so within 30 days after notice from the other general partner. In addition, the other general partner may terminate the agreement if we fail to prepare and deliver financial statements to St. James Associates each month, and do not cure any failure to do so within three days after notice from the other general partner. Additionally, under the terms of the agreement, the other partner of St. James Associates may terminate the agreement and replace us with any person, firm or corporation chosen by the other general partner, if we cease to be operated and directed by Mr. Stillman, whether by death, incapacity, retirement or otherwise and if within 60 days of receipt by St. James Associates of financial statements indicating that restaurant sales, available funds or gross profit margins fall below defined levels. The levels for any quarter that are set by the agreement in that event are restaurant sales less than

$5.3 million, available funds less than $1.4 million, or gross profit margins less than 70%. The levels for any trailing four quarters that are set by the agreement in that event are restaurant sales less than $25.0 million, available funds less than $7.0 million, or gross profit margins less than 72%. The other general partner of St. James Associates can also terminate the agreement if there is a sale of the restaurant or of all of the partnership interests in St. James Associates. These termination rights do not include the right to terminate the trade name license.

The Post House.   We manage The Post House in the Lowell Hotel in New York, and the food and beverage service for the Lowell Hotel, pursuant to a written restaurant management agreement. The agreement expires on January 23, 2007. Pursuant to The Post House agreement, we provide operating services for The Post House in exchange for a fee of 6.0% of gross revenues of The Post House. The Post House agreement may be terminated by either party upon one year’s notice. Additionally, The Post House agreement may be terminated by the owners of the Lowell Hotel under some circumstances upon notice to us, including if we are adjudicated bankrupt or insolvent, upon 30 days notice to us if there is a sale of the restaurant, upon six months notice to us if the owners enter into a joint venture in the operation of the restaurant with a third party, or if the owners enter into certain financing arrangements. In addition, if we, or any of our successors, cease substantially to perform our duties and responsibilities (including maintaining the current general atmosphere and administering cost controls) under this agreement to the owners’ satisfaction in their sole and absolute discretion, or if we materially injure the owner’s reputation or business, the owners may terminate the agreement upon 30 days notice.

Maloney & Porcelli.   We manage Maloney & Porcelli in New York pursuant to a written restaurant management agreement (“Maloney Agreement”). We own the rights to the name Maloney & Porcelli and can use the name anywhere outside of a five-mile radius of the New York Maloney & Porcelli. We are not obligated to pay a royalty or fee outside of New York. We paid $1.5 million for the right to provide management services to Maloney & Porcelli, for which we receive a fee of 3.0% of all restaurant sales, plus a sum equal to the lesser of (i) 50% of net operating cash flow or (ii) cash flow minus sums to be retained by the owner of Maloney & Porcelli pursuant to the Maloney Agreement. The amounts to be retained by Maloney & Porcelli increase from $300,000 in 1999, to $360,000 in years 2000 through 2003 and to $480,000 in 2004 and each year thereafter until 2011. The Maloney Agreement grants us the right to manage Maloney & Porcelli so long as its owner occupies the premises for the operation of a restaurant. The Maloney Agreement may be terminated by the owner upon 30 days notice to us of certain defaults, including our failure to perform our duties and responsibilities under the agreement, gross negligence, reckless disregard of the interests of the owner, violations of law which materially injure the business of the restaurant or the reputation of the owner, or our failure to pay the amounts to be retained by the owner as described above. We had an option to purchase all of the assets of Maloney & Porcelli at any time before July 1, 2003, at a price of $9.5 million. This amount increased by $1.0 million on July 1, 2003 to $10.5 million. We could have exercised this option, at the $10.5 million purchase price, at any time between July 1, 2003 and June 30, 2004, subject to the owner’s right to preempt the purchase option by paying us an amount equal to the scheduled purchase price. We did not exercise the option as of June 30, 2004. Additionally, we have a right of first refusal, should the owner receive an offer to sell Maloney & Porcelli. In accordance with FIN 46(R), our consolidated financial statement results for the fiscal year ended January 3, 2005 include the accounts and results of the entity that owns Maloney & Porcelli.

Park Avenue Café In Chicago.   Prior to December 2002, we operated the Park Avenue Café in Chicago, Mrs. Park’s Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago (“Doubletree”) pursuant to a written sub-management agreement (“Doubletree Agreement”). We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership (“HSR”), the owner of the Doubletree and Doubletree Partners, the manager of the

Doubletree. During December 2002, HSR closed the Park Avenue Café restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree. As a result, we are no longer receiving the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and required us to provide management services to support that location. In exchange for the use of the Mrs. Park’s Tavern name and related management support we received an annual fee of $50,000. During 2004, we agreed to reduce the annual fee to $12,000 for the continued use by HSR of the name Mrs. Parks Tavern, but no longer provide management services to support the location.

ONEc.p.s.   Pursuant to a management agreement with Plaza Operating Partners, Ltd. (the “Plaza Operating Partners”), we managed the ONEc.p.s. restaurant located in the Plaza Hotel, New York. The agreement was to expire on September 12, 2010. At the inception of the agreement we paid $500,000 for the right to provide these management services, for which we received a base management fee of 4% of the gross revenues recognized from the services provided at ONEc.p.s. plus an additional fee of 40% of the restaurant’s operating cash flows, if any, as reduced by the repayment of project costs and working capital contributions. After all the project costs and working capital contributions would have been repaid, the additional fee would have increased to 50% of the restaurant’s operating cash flows. The base management fee was payable on a current basis only to the extent there was sufficient cash flow after all operating expenses have been accrued. To the extent that there was not sufficient cash flow, payment of the base management fee would have carried forward without interest from one year to the next, but the owner of the restaurant had no liability for such non-payment. The ONEc.p.s. agreement could have been terminated by Plaza Operating Partners at any time immediately upon notice to us, due to the fact that pre-opening costs exceeded $5.25 million. In addition, since the funds in the working capital account had been expended, and insufficient funds existed to pay operating expenses, the agreement could have been terminated by either party upon notice. Plaza Operating Partners could also have terminated the agreement if we failed to achieve applicable performance goals, if we were subject to certain events of bankruptcy or insolvency, if the individual who directed the daily operations of the management company or has overall control and decision making authority of the management company was replaced other than in the ordinary course of business or in connection with the merger, consolidation or other transfer of any direct or indirect interest in the tenant, or at any time upon 90 days notice to us and the payment of a fee to us.

As of September 30, 2002, we had contributed $500,000 for the right to provide management services for the ONEc.p.s restaurant and had contributed, since the restaurant’s inception in September 2000, approximately $924,000 of additional funding for this restaurant. Based on the terms of our agreement, we anticipated being reimbursed from Plaza Operating Partners for the additional funding that we provided. We recorded a reserve of $300,000 in 2001 based on our determination that, at the time, part of the receivable might not be recoverable. During the quarter ended September 30, 2002, we determined that the carrying value of the management contract was impaired and the remaining unamortized investment of approximately $398,000 was written off. In the fourth quarter of 2002, we reached an agreement with Plaza Operating Partners and collected $300,000 as our share of the additional funding for operating losses. During the three months ended September 30, 2002, we recorded an additional write-off of $324,000 for the remaining portion of the receivable deemed no longer recoverable.

On December 31, 2003, we amended the agreement with Plaza Operating Partners. Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee was credited against any management fee that we earned under the agreement. This amendment also gave either party the right to fund or refuse to fund any necessary working capital requirements.

Plaza Operating Partners agreed to fund the cash requirements of ONEc.p.s. until October 16, 2004, the date that we were notified by Plaza Operating Partners that it sold the Plaza Hotel, the property in which the restaurant was located, and directed us to advise the employees of ONEc.p.s. of the closing. We funded the cash requirements of ONEc.p.s. until January 1, 2005, the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we will no longer accrue quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

Recent Developments

On March 23, 2005, S&W of Las Vegas, LLC (the “Borrower”), a wholly-owned subsidiary of the Company,  entered into a Contract of Sale (the “Vegas Agreement”) with Metroflag SW, LLC (the “Buyer”) pursuant to which, simultaneously upon closing, (i) the Borrower will assign to the Buyer its existing ground lease (the “ Existing Lease”) in respect of the Las Vegas Property , (ii) the Buyer will purchase the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower will lease the Las Vegas Property from the Buyer in accordance with the terms of a lease-back lease (the “New Lease”). The aggregate purchase price is expected to equal $30,000,000, payable as follows: (a) approximately $10,700,000 to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30,000,000 and the amount payable to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19,300,000). The Borrower expects to receive net proceeds from the transactions equal to approximately $19,100,000 (before taxes) and is required to use approximately $8,700,000 of the net proceeds from the transactions to repay existing indebtedness.

The New Lease will have a 40 year term and require the Borrower to pay a negotiated rent, subject to certain increases over time. The Vegas Agreement contains, and the New Lease is expected to contain, representations, warranties, covenants and indemnities that are typical for transactions of this kind. Although the transactions are expected to close during the quarter ending July 4, 2005, the transactions are subject to a number of closing conditions and there can be no assurance that the transactions will be consummated. The Borrower is currently evaluating the accounting treatment for this transaction.

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

Service Marks and Trademarks

We have registered with the United States Patent and Trademark Office the names “Maloney and Porcelli” and “Wine Week.” In addition, our subsidiary, La Cite Associates, L.L.C., has registered the names “Cite” and “Cite Grill,” and another of our subsidiaries, Atlantic & Pacific Grill Associates, LLC, has registered the names “Park Avenue Cafe,” “Park Avenue Cafe Swordfish Chop,” “Swordfish Chop,” and “Mrs. Park’s Tavern.” The Manhattan Ocean Club Associates, LLC, which is one of our subsidiaries, has registered the name “The Manhattan Ocean Club.” We have also registered trademarks in several foreign countries. Parade 59 Restaurant LLC, which is a subsidiary of ours, has registered the name “ONEc.p.s.” In addition, pursuant to our management agreement regarding Maloney & Porcelli discussed above, we are the exclusive owner of the name “Maloney & Porcelli” and may use that name without liability to any party anywhere outside a five-mile radius from the Maloney & Porcelli in New York. We are not aware of any infringing uses of our trademarks or service marks that we believe could materially affect our business. We believe that our trademarks and service marks are valuable to the operation of our restaurants and are important to our marketing strategy.

In August 1996, we acquired an exclusive license for the use of the names “Smith & Wollensky,” “Wollensky’s Grill,” and all associated service marks, trademarks, trade names and trade dress from St. James Associates for $2.5 million. The Smith & Wollensky license grants us the exclusive right to use the licensed names throughout the United States and the world, subject to the limitations discussed below. We are aware of a restaurant located in South Africa, which is named “Smith & Wollensky.” We are not associated with this restaurant, and have not authorized the use of the name “Smith & Wollensky” to this restaurant under our license.

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

We are required to pay a one-time fee to St. James Associates upon the opening of each new restaurant utilizing the licensed names. This fee is equal to the fee paid in the previous year (which in 2004 was $229,000) increased by the lesser of the annual increase in the Consumer Price Index or 5% of the fee for the preceding year. In addition, we must pay a royalty of 2.0% of aggregate annual gross restaurant sales and non-restaurant sales (subject to an annual aggregate minimum of $800,000 to be paid in 2004 and each year thereafter). Additionally, the Smith & Wollensky license provides for a royalty fee of 1.0% of annual gross restaurant sales for any new steakhouses opened in the future by us not utilizing the licensed names. If we terminate or default on the Smith & Wollensky license, we are subject to a fee of $2.0 million upon termination or $2.5 million to be paid over four years. An entity controlled by Alan Stillman is a general partner and a limited partner of St. James Associates. For further information see “ITEM 1. BUSINESS—Management Arrangements.”

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

We are subject, in some states, to “dram shop” statutes which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person and we carry liquor liability coverage as part of our existing comprehensive general liability insurance. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations.

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

Employees

As of January 3, 2005 we had 1,859 employees. Of these, 47 were employed in our office facilities. In our restaurants, we had 1,812 employees, including 349 management personnel and administrators at the restaurants. Management believes our relationships with our employees are generally excellent.

ITEM 2.                PROPERTIES

We lease restaurant space, office facilities and real property under various operating leases. Restaurant space, office facilities and real property lease terms, including renewal options, range from 2 to 54 years through 2058. Our leases provide for renewal options for terms ranging from five to forty years. The restaurant leases provide for minimum annual rent and certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. As of January 3, 2005, our future minimum lease payments of our headquarters and consolidated restaurants are as follows: 2005-$4.5 million; 2006-$4.4 million; 2007-$4.4 million and thereafter-$61.0 million.

All of our consolidated restaurants, except for Maloney & Porcelli, are located in space leased or owned by us as set forth below:

Restaurant	Location	Approximate Square Footage	Year Of Expiration Of Initial Term	Year Of Expiration If All Options Exercised
Smith & Wollensky	1Washington Avenue, Miami, FL	23,700	2005	2025
	318 North State Street, Chicago, IL	23,500	2012	2022
	1009 Poydras Street, New Orleans, LA(1)	16,700
	3767 Las Vegas Blvd., Las Vegas, NV(2)	30,000	2017	2058
	1112 19th Street, Washington, D.C.	20,000	2014	2024
	210 W. Rittenhouse Square, Philadelphia, PA	9,700	2010	2020
	4145 The Strand West, Easton Town Center, Columbus, OH	10,300	2012	2022
	18438 North Dallas Parkway, Dallas, TX(1)	12,700
	4001 Westheimer, Highland Village Shopping Center, Houston, TX	15,200	2018	2028
	101 Arlington Street, Boston, MA	26,000	2018	2023
Park Avenue Café	100 E. 63rd Street, NY	11,000	2006	2016
Cite	120 W. 51st Street, NY	13,000	2009	2009
The Manhattan Ocean Club	57 W. 58th Street, NY	12,000	2013	2013
Maloney & Porcelli(3)	37 East 50th Street, NY	14,000	2011	2011

(1)    We own these locations.

(2)    See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(3)    This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated pursuant to the adoption of FIN 46 (R). See Notes to Consolidated Financial Statements, Note 3.

ITEM 3.                LEGAL PROCEEDINGS

On or about September 5, 2001, Mondo’s of Scottsdale, L.C. (“Mondo’s”) filed a suit against us alleging that we had entered into an agreement to purchase all of the leasehold interest in, and certain fixtures and equipment located at, Mondo’s restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and had been set to go to jury trial in March 2004. The plaintiff requested damages of approximately $2.0 million. On March 18, 2004, the parties tentatively agreed to settle the matter for $525,000 and a reserve of $525,000 was established as of December 29, 2003. On April 9, 2004 a final settlement was reached between the parties and, in accordance with the settlement, we made the first payment of $225,000 on April 9, 2004 and the final payment of $300,000 on April 11, 2005.

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners, ELAD Properties, LLC and CPS1, LLC (collectively the “Defendants”) alleging that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel guest, room and credit account charges to Parade, and (3) failed to pay termination costs to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3.5 million. We believe that we will likely prevail in these matters and that the risk of material loss is not probable. Accordingly, we have not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, our financial position, results of operations and cash flows could be adversely affected.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq National Market under the symbol SWRG on May 23, 2001. Prior to that time, there was no trading market for our common stock. The following table sets forth for the periods indicated the high and low closing sales price of our common stock on the Nasdaq National Market.

	High	Low
FISCAL YEAR ENDED JANUARY 3, 2005:
First Quarter	$7.62	$6.18
Second Quarter	$8.40	$5.97
Third Quarter	$6.63	$5.45
Fourth Quarter	$5.64	$4.41

	High	Low
FISCAL YEAR ENDED DECEMBER 29, 2003:
First Quarter	$4.25	$3.49
Second Quarter	$5.17	$3.90
Third Quarter	$6.50	$5.02
Fourth Quarter	$6.56	$5.40

Since our initial public offering (“IPO”) in May 2001, we have not declared or paid any cash dividends on our common stock. Pursuant to the terms of our secured term loan agreements and secured line of credit facilities, we cannot declare or pay any dividends if any portions of the loans are outstanding. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. There were approximately 2,000 holders of record of our common stock at April 4, 2005.

ITEM 6.                SELECTED FINANCIAL DATA

The Consolidated Statement of Operations Data for the year ended January 3, 2005 and the Balance Sheet Data as of January 3, 2005 are derived from our Consolidated Financial Statements which have been audited by BDO Seidman, LLP (“BDO”), our current independent registered public accounting firm. The Consolidated Statement of Operations Data for the years ended December 29, 2003 and December 30, 2002, and the Balance Sheet Data as of December 29, 2003 are derived from our Consolidated Financial Statements, which have been audited by KPMG LLP (“KPMG”), our former independent registered public accounting firm. The Consolidated Statement of Operations Data for the years ended December 31, 2001 and January 1, 2001 and the Balance Sheet Data as of January 1, 2001, December 31, 2001 and December 30, 2002 are derived from our unaudited Consolidated Financial Statements. The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	FISCAL YEAR(1)
	2004(a)	2003	2002	2001	2000
		Restated	Restated	Restated	Restated
Consolidated Statement of Operations Data:
Consolidated restaurant sales	$123,132	$93,326	$77,310	$70,619	$81,463
Income from consolidated restaurant operations(2)	12,270	9,577	7,204	5,534	4,911
Management fee income	1,192	2,118	2,353	2,433	3,060
Income from consolidated and managed restaurants	13,462	11,695	8,835	7,667	7,971
Operating income (loss)	894	(343)	(1,969)	(3,272)	(1,925)
Loss before income taxes	(617)	(1,294)	(2,027)	(4,379)	(4,979)
Net loss	(2,040)	(1,500)	(2,196)	(4,334)	(5,287)
Accrual of dividends and amortization of issuance costs on preferred shares	—	—	—	(620)	(1,488)
Net loss applicable to common shares(3)	$(2,040)	$(1,500)	$(2,196)	$(4,954)	$(6,775)
Net loss applicable to common shares, basic and diluted(3)	$(0.22)	$(0.16)	$(0.24)	$(0.72)	$(2.20)
Weighted average shares used in computing net loss per share, basic and diluted(3)	9,377,223	9,364,075	9,354,266	6,903,905	3,083,930

	FISCAL YEAR(1)
	2004(a)	2003	2002	2001	2000
		Restated	Restated	Restated	Restated
Consolidated Balance Sheet Data:
Cash	$1,821	$1,898	$4,158	$4,561	$370
Total assets	99,128	88,454	78,958	71,294	63,585
Obligations under capital lease	11,624	9,991	—	—	—
Long-term debt, including current portion	12,940	8,220	9,389	2,065	24,135
Convertible redeemable preferred stock(4)	—	—	—	—	24,090
Total stockholders’ equity	50,751	52,663	54,010	56,257	777
Other Data:
Average consolidated restaurant sales for units open for entire period(5)	$9,301	$9,174	$8,167	$7,838	$9,574
Number of consolidated restaurants at end of period(6)	14	12	11	9	10
Number of managed restaurants at end of period(5)	2	4	4	5	5
Total of consolidated and managed restaurants at end of period(5)(6)	16	16	15	14	15
Comparable consolidated restaurants sales increase (decrease)(1)(5)	5.9%	12.3%	4.2%	(13.8)%	8.4%
Pro forma comparable consolidated restaurants sales increase (decrease)(1)(7)	—	11.0%	4.0%	(13.9)%	8.2%
EBITDA(8)	$4,390	$3,876	$1,842	$458	$1,756
Cash flows provided by (used in):
Operating activities	$8,966	$4,123	$4,422	$(2,660)	$3,621
Investing activities	(14,435)	(5,300)	(12,149)	(6,320)	(5,254)
Financing activities	5,392	(1,083)	7,324	13,171	(14)
EBITDA Reconciliation(8):
Net loss	$(2,040)	$(1,500)	$(2,196)	$(4,334)	$(5,287)
Provision for income taxes	225	206	169	(45)	308
Interest expense, net	1,511	951	58	1,107	3,054
Depreciation and amortization-restaurant level	4,312	3,798	3,378	3,026	3,043
Depreciation and amortization-corporate level	382	421	433	704	638
EBITDA	$4,390	$3,876	$1,842	$458	$1,756

(a)           Fiscal 2004 includes the accounts and results of the entity that owns Maloney & Porcelli. This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated pursuant to the adoption of FIN 46 (R). See Notes to Consolidated Financial Statements, Note 3.

(1)          Fiscal 2004 consisted of a 53-week period. Consolidated restaurant sales for the 53rd week of fiscal 2004 were approximately $2.1 million. All other fiscal years consisted of 52-week periods. All numbers in tables and footnotes are presented in thousands, except share and per share/unit amounts. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months. Because 2004 was a 53-week fiscal year and 2003, 2002, 2001 and 2000 were 52-week fiscal years, the Company calculated comparable restaurant sales for those years on an average weekly basis.

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

(3)          Net loss applicable to common shares includes the net loss and the total of the accrued dividends on preferred shares and the amortization of issuance costs on preferred shares for 2001 and 2000.

(4)          All outstanding shares of preferred stock automatically converted to shares of common stock upon the completion of the IPO. Prior to giving effect to the 2-for-3 reverse stock split of our common stock, the preferred stock was convertible on a share for share basis.

(5)          ‘Consolidated restaurant sales’, ‘comparable consolidated restaurant sales’ and ‘consolidated restaurants’ include the accounts and results of the entity that owns Maloney & Porcelli for fiscal 2004. This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated for fiscal 2004 and are being presented on a pro forma basis for fiscal 2003, 2002, 2001 and 2000, where indicated, pursuant to the adoption of FIN 46 (R). See Notes to Consolidated Financial Statements, Note 3.

(6)          For fiscal 2000, includes the Maloney & Porcelli unit in Washington, D.C. which was opened in January 2000 and closed in January 2001, but the pre-tax charge associated with the closing of the restaurant was recorded in the fourth quarter of 2000.

(7)          Pro forma comparable consolidated restaurant sales include the sales of the entity that owns Maloney & Porcelli for fiscal 2003, 2002, 2001 and 2000. This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated for fiscal 2004 and are being presented on a pro forma basis for fiscal 2003, 2002, 2001 and 2000, pursuant to the adoption of FIN 46 (R). See Notes to Consolidated Financial Statements, Note 3.

(8)          EBITDA represents net loss before provision for income taxes, net interest expense, restaurant level depreciation and amortization and corporate level depreciation and amortization. We believe EBITDA is useful to investors because EBITDA is commonly used in the restaurant industry to analyze companies on the basis of operating performance. We believe EBITDA allows a standardized comparison between companies in the industry, while minimizing the differences from depreciation policies, leverage and tax strategies. Covenants in the documents governing our indebtedness contain ratios based on EBITDA, as adjusted. EBITDA should not be construed as (a) an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or (b) an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principals) as a measure of liquidity. EBITDA as calculated by us may be calculated differently than EBITDA for other companies. Management believes that EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt. EBITDA does not take into account our debt service requirements, capital expansion, and other commitments and, accordingly, is not necessarily indicative of amounts available for the payment of dividends, reinvestment, or other discretionary uses.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes contained in this Annual Report on Form 10-K. References contained herein to 2004, 2003 and 2002 mean the fiscal years ended January 3, 2005, December 29, 2003 and December 30, 2002, respectively.

General

As of January 3, 2005, we operated 16 high-end, high volume restaurants in the United States. We believe that the particularly large size of the markets we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic conditions and the availability of capital. We expect to resume our new restaurant growth in 2006. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our newest unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

As a result of our recent expansion and when our locations opened, period-to-period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. Average sales for our twelve consolidated units open for all of 2004 were $9.3 million per restaurant. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 months.

Pursuant to management contracts and arrangements, we operate, but do not own, the original Smith & Wollensky, Maloney & Porcelli, and The Post House restaurants in New York.

Consolidated restaurant sales include gross sales less sales taxes and other discounts. Cost of consolidated restaurant sales include food and beverage costs, salaries and related benefits, restaurant operating expenses, occupancy and related expenses, marketing and promotional expenses and restaurant level depreciation and amortization. Salaries and related benefits include components of restaurant labor, including direct hourly and management wages, bonuses, fringe benefits and related payroll taxes. Restaurant operating expenses include operating supplies, utilities, maintenance and repairs and other operating expenses. Occupancy and related expenses include rent, real estate taxes and other occupancy costs.

Management fee income relates to fees that we receive from our managed units. These fees are based on a percentage of sales from the managed units, ranging from 2.3% to 6.0%. Prior to December 2002, we operated Park Avenue Café in Chicago, Mrs. Park’s Tavern and the other services of the food and beverage department of Doubletree pursuant to the Doubletree Agreement. We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between HSR, the owner of the Doubletree and Doubletree Partners, the manager of the

Doubletree. During December 2002, HSR closed the Park Avenue Café restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree. As a result, we no longer receive the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and required us to provide management services to support that location. In exchange for the use of the Mrs. Park’s Tavern name and related management support the Company received an annual fee of $50,000. During 2004, we agreed to reduce the annual fee to $12,000 for the continued use by HSR of the name Mrs. Parks Tavern, but no longer provide management services to support the location.

Management fee income also included fees received from ONEc.p.s On December 31, 2003, we amended the agreement with Plaza Operating Partners. Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee was credited against any management fee that we earned under the agreement. This amendment also gave either party the right to fund or refuse to fund any necessary working capital requirements. If neither party was willing to fund the required additional working capital contributions, as defined, then either party could have terminated the agreement. Plaza Operating Partners agreed to fund until October 16, 2004, the date that we were notified by Plaza Operating Partners that it sold the Plaza Hotel, the property in which the restaurant was located, and directed us to advise the employees of ONEc.p.s. of the closing. We funded the cash requirements of ONEc.p.s. until January 1, 2005, the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we are no longer accruing additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

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

Wherever we refer to a particular year, we refer to our 52- or 53-week fiscal year ending on the Monday nearest December 31, unless otherwise noted. Fiscal year ended January 3, 2005 consisted of 53-weeks and the fiscal years ended December 29, 2003 and December 30, 2002 each consisted of 52-week periods.

Restatements

(a) On October 29, 2004, it was determined that the accounting treatment for the April 2003 amendment to the lease for our Las Vegas property (“April 2003 Amendment”) was inaccurately reflected in the financial statements for the quarter and fiscal year ended December 29, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and for the quarterly periods ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004, included in our Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the April 2003 Amendment, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was recorded as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003. The total impact of this restatement on our statement of operations was to increase our net loss for the fiscal year ended December 29, 2003 by $247,000, or $.03 per share. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreements and line of credit facilities for the periods referenced above. We filed a Report on Form 8-K on November 4, 2004 describing this restatement and its impact on our financial statements. See Notes to Consolidated Financial Statements, Note 2.

(b)   On February 23, 2005, it was determined, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) in a letter issued in February 2005 to the American Institute of Certified Public Accountants guiding all affected public companies regarding certain operating lease accounting issues and their application under generally accepted accounting principles, that the accounting treatment for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 30, 2002 and December 29, 2003, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the previous accounting treatment, tenant improvement allowances received by us from the landlord were recorded as a reduction to leasehold improvements. These cash payments received by us should have been treated as an increase to deferred rent liability, as of the date we took control over the leased premises, and amortized over the initial term of the lease, including renewal periods. The impact of this restatement was a reclassification of $943,000 and $375,000 from leasehold improvements to deferred rent liability at December 30, 2002 and December 29, 2003, respectively, and a reclassification from occupancy and related expenses to depreciation and amortization expense of $28,000 and $48,000 for the fiscal years ended December 30, 2002 and December 29, 2003, respectively. We filed a Report on Form 8-K/A on March 10, 2005 describing this restatement and its impact on our financial statements. See Notes to Consolidated Financial Statements, Note 2.

(c)   On April 20, 2005, after doing additional analysis in accordance with the guidelines from the SEC regarding lease accounting, as described above, it was determined that our accounting for lease terms was inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2001, December 30, 2002 and December 29, 2003, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the previous accounting treatment, for certain restaurants, we recorded rent on a straight-line basis, commencing on the date the restaurant opened. We should have recognized rent on a straight-line basis from the date that we took control over the leased premise and should have capitalized the rent into leasehold improvements and amortized it on a straight-line basis over the life of the initial lease term, including renewal periods. In addition, we also determined that we had amortized leasehold improvements on a straight-line basis over the life of the initial lease term, including renewal periods, but had, in certain instances, amortized the deferred rent liability relating to the same leased premises over only the life of the initial lease term. We should have amortized the deferred rent liability over the life of the initial lease term, including renewal periods. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements. See Notes to Consolidated Financial Statements, Note 2.

The total impact of the restatements, discussed above in (b) and (c), was to increase our accumulated deficit by $17,000 as of December 31, 2001, increase our net loss for the fiscal year ended December 30, 2002 by $9,000, or $.00 per share and increase our net loss for the fiscal year ended December 29, 2003 by $48,000, or $.01 per share.

(d)   On April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift certificates that were sold and deemed to have expired and not redeemed in the financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2001 and December 30, 2002 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In addition, it was also determined that we had not properly recorded expenses related to certain promotions that we ran from the fiscal year ended January 1, 2001 through January 3, 2005, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. The total impact of this restatement on our financial statements was to increase our accumulated deficit at December 31, 2001 by $590,000, increase our net loss for the fiscal year ended December 30, 2002 by $66,000, or $.01 per share and increase our net loss for the fiscal year ended December 29, 2003 by $83,000, or $.01 per share. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements. See Notes to Consolidated Financial Statements, Note 2.

(e)   Certain other miscellaneous adjustments previously considered insignificant to the financial statements have now been recorded in conjunction with the restatements. The total impact of these adjustments on our statement of operations was to decrease our net loss for the year ended December 30, 2002 by $7,000 or $.00 per share and increase our net loss for the year ended December 29, 2003 by $96,000, or $.01 per share. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements.

The effect of the restatements changed the amounts previously reported under cash provided from operating activities and the cash used for investing activities by $375,000 and $943,000 for the fiscal years ended December 29, 2003 and December 30, 2002, respectively.

In connection with the above, a letter was signed by Morgan Stanley confirming the exclusion of the restatement adjustments relating to certain of our leases and the accounting for gift certificates from the financial covenants contained in our term loan agreements and line of credit facilities for the periods described in Note 2 to the Notes to Consolidated Financial Statements.

As a result of the corrections of the errors described above, we restated our financial statements included in this Annual Report on Form 10-K as follows:

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES
Audited Consolidated Balance Sheet
(dollar amounts in thousands)

	December 29,			December 29,
	2003	Adjustments		2003
	As previously			Restated
	reported
Current assets:
Cash and cash equivalents	$1,898	$—		$1,898
Short-term investments	1,055	—		1,055
Accounts receivable, net	3,098	375	(b)	3,473
Merchandise inventory	4,589	—		4,589
Prepaid expenses	729	—		729
Total current assets	11,369	375		11,744
Property and equipment, net	62,556	(662	)(a)(b)(c)	61,894
Goodwill	6,886	—		6,886
Licensing agreement, net	3,338	—		3,338
Management contract, net	729	—		729
Long-term investments	—	—		—
Other assets	3,863	—		3,863
Total assets	$88,741	$(287)		$88,454
Current liabilities:
Current portion of long-term debt	$2,121	—		$2,121
Accounts payable and accrued expenses	11,085	656	(c)(d)(e)	11,741
Total current liabilities	13,206	656		13,862
Obligations under capital lease	9,991	—		9,991
Long-term debt, net	6,099	—		6,099
Deferred rent	6,008	(169	)(a)(b)(c)(e)	5,839
Total liabilities	35,304	487		35,791
Interest in consolidated variable interest entity	—	—		—
Stockholders’ equity:
Common stock	94	—		94
Additional paid-in capital	69,940	—		69,940
Accumulated deficit	(16,613)	(774	)(a)(c)(d)(e)	(17,387)
Accumulated other comprehensive income	16	—		16
	53,437	(774)		52,663
Total liabilities and stockholders’ equity	$88,741	$(287)		$88,454

(a)    Includes restatement adjustment for the October 29, 2004 restatement relating to the Las Vegas Property, as described above.

(b)    Includes restatement adjustment for the February 23, 2005 restatement relating to tenant improvement allowances, as described above.

(c)    Includes restatement adjustment for the April 20, 2005 restatement relating to lease accounting, as described above.

(d)   Includes restatement adjustment for the April 20, 2005 restatement relating to gift certificate accounting, as described above.

(e)    Includes miscellaneous adjustments, as described above.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES
Audited Consolidated Statement of Operations
(dollar amounts in thousands, except per share amounts)
Year ended December 29, 2003

	December 29,			December 29,
	2003	Adjustments		2003
	As previously			Restated
	reported
Consolidated restaurant sales	$93,326	$—		$93,326
Cost of consolidated restaurant sales:
Food and beverage costs	29,405	—		29,405
Salaries and related benefit expenses	26,405	—		26,405
Restaurant operating expenses	15,349	—		15,349
Occupancy and related expenses	4,859	214	(a)(b)(c)(e)	5,073
Marketing and promotional expenses	3,719	—		3,719
Depreciation and amortization expenses	3,781	17	(b)(c)	3,798
Total cost of consolidated restaurant sales	83,518	231		83,749
Income from consolidated restaurant operations	9,808	(231)		9,577
Management fee income	2,182	(64	)(e)	2,118
Income from consolidated and managed restaurants	11,990	(295)		11,695
General and administrative expenses	10,537	83	(d)	10,620
Royalty expense	1,418	—		1,418
Operating income (loss)	35	(378)		(343)
Interest expense, net of interest income	951	—		951
Loss before provision for income taxes	(916)	(378)		(1,294)
Provision for income taxes	206	—		206
Net loss	$(1,122)	$(378)		$(1,500)
Net loss per share:
Basic and diluted	$(0.12)	$(0.04)		$(0.16)
Weighted average common shares outstanding:
Basic and diluted	9,364,075	9,364,075		9,364,075

(a)    Includes restatement adjustment for the October 29, 2004 restatement relating to the Las Vegas Property, as described above.

(b)   Includes restatement adjustment for the February 23, 2005 restatement relating to tenant improvement allowances, as described above.

(c)    Includes restatement adjustment for the April 20, 2005 restatement relating to lease accounting, as described above.

(d)   Includes restatement adjustment for the April 20, 2005 restatement relating to gift certificate accounting, as described above.

(e)    Includes miscellaneous adjustments, as described above.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES
Audited Consolidated Statement of Operations
(dollar amounts in thousands, except per share amounts)
Year ended December 30, 2002

	December 30,			December 30,
	2002	Adjustments		2002
	As previously			Restated
	reported
Consolidated restaurant sales	$77,310	$—		$77,310
Cost of consolidated restaurant sales:
Food and beverage costs	22,500	—		22,500
Salaries and related benefit expenses	23,031	—		23,031
Restaurant operating expenses	12,281			12,281
Occupancy and related expenses	5,837	(162	)(b)(c)(e)	5,675
Marketing and promotional expenses	3,241	—		3,241
Depreciation and amortization expenses	3,268	110	(b)(c)	3,378
Total cost of consolidated restaurant sales	70,158	(52)		70,106
Income from consolidated restaurant operations	7,152	52		7,204
Management fee income	2,407	(54	)(e)	2,353
Charge for investment in managed restaurants	(722)	—		(722)
Income from consolidated and managed restaurants	8,837	(2)		8,835
General and administrative expenses	9,573	67	(d)	9,640
Royalty expense	1,089	—		1,089
Goodwill impairment	75			75
Operating income (loss)	(1,900)	(69)		(1,969)
Interest expense, net of interest income	58	—		58
Loss before provision for income taxes	(1,958)	(69)		(2,027)
Provision for income taxes	169	—		169
Loss before income of consolidated variable interest entity	(2,127)	(69)		(2,196)
Income of consolidated variable interest entity	—	—		—
Net loss	$(2,127)	$(69)		$(2,196)
Net loss per share:
Basic and diluted	$(0.23)	$(0.01)		$(0.24)
Weighted average common shares outstanding:
Basic and diluted	9,354,266	9,354,266		9,354,266

(a)           Includes restatement adjustment for the October 29, 2004 restatement relating to the Las Vegas Property, as described above.

(b)          Includes restatement adjustment for the February 23, 2005 restatement relating to tenant improvement allowances, as described above.

(c)           Includes restatement adjustment for the April 20, 2005 restatement relating to lease accounting, as described above.

(d)          Includes restatement adjustment for the April 20, 2005 restatement relating to gift certificate accounting, as described above.

(e)           Includes miscellaneous adjustments, as described above.

We and our audit committee have discussed the above errors and adjustments with our predecessor and current independent registered public accounting firms and have determined that a restatement is necessary for the periods described above. This Annual Report on Form 10-K for the fiscal year ended January 3, 2005 reflects the changes for the annual results for the years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003. We will file our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, as soon as practicable in connection with the restatements described above.

Restatement and Change in Accounting Principle

The presented consolidated financial statements relating to fiscal 2004 include the accounts and results of the entity that owns Maloney & Porcelli as a direct result of the adoption of FIN 46(R). For comparability purposes, the unaudited accounts and results of Maloney & Porcelli for fiscal 2003 and fiscal 2002 are being included on a pro forma basis in the table below. FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, are required to be evaluated under FIN 46 (R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We consolidated the accounts and results of the entity that owns Maloney & Porcelli because the holders of the equity investment lacked one of the above characteristics.

In connection with the adoption of FIN 46 (R), our net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable”, have been eliminated in consolidation and, instead, the separable assets and liabilities of the entity that owns Maloney & Porcelli are presented.

On April 21, 2005, it was determined that the cumulative effect of change in accounting principle relating to the adoption of FIN46 (R) was inaccurately reflected in the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the previous accounting treatment, the accumulated amortization of $771,000 relating to the $1.5 million paid by us in fiscal 1996 for the right to provide management services for Maloney & Porcelli was recorded as a cumulative effect of accounting change pursuant to the adoption of FIN 46 (R). The entity that owns Maloney & Porcelli recorded the $1.5 million, but did not record the associated amortization. A correction of an error should have been recorded on the unaudited accounts and results of the entity that owns Maloney & Porcelli to recognize the accumulated amortization relating to the $1.5 million. The $1.5 million and the related accumulated amortization would then both be eliminated in the consolidation of Maloney & Porcelli. The impact of this restatement on the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 is to increase the interest in consolidated variable interest entity by $771,000 and to increase the accumulated deficit by $771,000.

In addition, the financial statements for the quarterly periods ended March 31, 2003, June 30, 2003 and September 29, 2003, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, are being restated to exclude the accounts and results of the entity that owns Maloney & Porcelli due to the impracticality associated with having to restate prior years as well there being no impact from this restatement on our net income (loss) and earnings (loss) per share for those periods. We and our audit committee have discussed the above errors and adjustments with our predecessor and current independent registered public accounting firms and have determined that a restatement is necessary for the periods described above. We will file our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 as soon as practicable in connection with these restatements. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements.

For comparability purposes, the results for fiscal 2003 and fiscal 2002 are being presented in the table below on an unaudited pro forma basis to give effect to the consolidation of the entity that owns Maloney & Porcelli, pursuant to the adoption of FIN 46 (R). See Notes to Consolidated Financial Statements, Note 3.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheet
(dollar amounts in thousands)

	December 29,	FIN 46	December 29,
	2003	Adjustment	2003
	Restated	(unaudited)	Pro forma
	(audited)		(unaudited)
Current assets:
Cash and cash equivalents	$1,898	283	$2,181
Short-term investments	1,055		1,055
Accounts receivable, net	3,473	(416)	3,057
Merchandise inventory	4,589	160	4,749
Prepaid expenses	729	116	845
Total current assets	11,744	143	11,887
Property and equipment, net	61,894	854	62,748
Goodwill	6,886		6,886
Licensing agreement, net	3,338		3,338
Management contract, net	729	(729)	—
Long-term investments	—		—
Other assets	3,863	78	3,941
Total assets	$88,454	346	$88,800
Current liabilities:
Current portion of long-term debt	2,121		2,121
Accounts payable and accrued expenses	11,741	838	12,579
Total current liabilities	13,862	838	14,700
Obligations under capital lease	9,991		9,991
Long-term debt, net	6,099		6,099
Deferred rent	5,839	438	6,277
Total liabilities	35,791	1,276	37,067
Interest in consolidated variable interest entity	—	(930)	(930)
Stockholders’ equity:
Common stock	94		94
Additional paid-in capital	69,940		69,940
Accumulated deficit	(17,387)		(17,387)
Accumulated other comprehensive income	16		16
	52,663		52,663
Total liabilities and stockholders’ equity	$88,454	346	$88,800

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES
Consolidated Statement of Operations
(dollar amounts in thousands, except per share amounts)
Year ended December 29, 2003

	December 29,	FIN 46	December 29,
	2003	Adjustment	2003
	Restated	(unaudited)	Proforma
	(audited)		(unaudited)
Consolidated restaurant sales	$93,326	$10,174	$103,500
Cost of consolidated restaurant sales:
Food and beverage costs	29,405	2,753	32,158
Salaries and related benefit expenses	26,405	3,059	29,464
Restaurant operating expenses	15,349	1,738	17,087
Occupancy and related expenses	5,073	778	5,851
Marketing and promotional expenses	3,719	331	4,050
Depreciation and amortization expenses	3,798	227	4,025
Total cost of consolidated restaurant sales	83,749	8,886	92,635
Income from consolidated restaurant operations	9,577	1,288	10,865
Management fee income	2,118	(908)	1,210
Income from consolidated and managed restaurants	11,695	380	12,075
General and administrative expenses	10,620	(2)	10,618
Royalty expense	1,418		1,418
Operating income (loss)	(343)	382	39
Interest expense, net of interest income	951	14	965
Loss before provision for income taxes	(1,294)	368	(926)
Provision for income taxes	206		206
Loss before income of consolidated variable interest entity	(1,500)	368	(1,132)
Income of consolidated variable interest entity	—	(368)	(368)
Net loss	$(1,500)	$—	$(1,500)
Net loss per share:
Basic and diluted	$(0.16)	$—	$(0.16)
Weighted average common shares outstanding:
Basic and diluted	9,364,075	9,364,075	9,364,075

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES
Consolidated Statement of Operations
(dollar amounts in thousands, except per share amounts)
Year ended December 30, 2002

	December 30,	FIN 46	December 30,
	2002	Adjustment	2002
	Restated	(unaudited)	Pro forma
	(audited)		(unaudited)
Consolidated restaurant sales	$77,310	$10,044	$87,354
Cost of consolidated restaurant sales:
Food and beverage costs	22,500	2,544	25,044
Salaries and related benefit expenses	23,031	2,854	25,885
Restaurant operating expenses	12,281	1,559	13,840
Occupancy and related expenses	5,675	443	6,118
Marketing and promotional expenses	3,241	374	3,615
Depreciation and amortization expenses	3,378	194	3,572
Total cost of consolidated restaurant sales	70,106	7,968	78,074
Income from consolidated restaurant operations	7,204	2,076	9,280
Management fee income	2,353	(1,162)	1,191
Charge for investment in managed restaurants	(722)		(722)
Income from consolidated and managed restaurants	8,835	914	9,749
General and administrative expenses	9,640		9,640
Royalty expense	1,089		1,089
Goodwill impairment	75		75
Operating income (loss)	(1,969)	914	(1,055)
Interest expense, net of interest income	58		58
Loss before provision for income taxes	(2,027)	914	(1,113)
Provision for income taxes	169		169
Loss before income of consolidated variable interest entity	(2,196)	914	(1,282)
Income of consolidated variable interest entity	—	(914)	(914)
Net loss	$(2,196)	$—	$(2,196)
Net loss per share:
Basic and diluted	$(0.24)	$—	$(0.24)
Weighted average common shares outstanding:
Basic and diluted	9,354,266	9,354,266	9,354,266

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

On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, income taxes, gift certificate liability, lease accounting, income tax valuation allowances and legal proceedings. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

We believe the following is a summary of our critical accounting policies:

Revenue recognition:   Sales from consolidated restaurants are recognized as revenue at the point of the delivery of meals and services. Management fee income is recognized as the related management fee is earned pursuant to the respective agreements.

Allowance for doubtful accounts:   Substantially all of our accounts receivable are due from credit card processing companies or individuals that have good historical track records of payment. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We decreased our allowance for doubtful accounts by $17,000 from $95,000 in 2003 to $78,000 in 2004. The net decrease in the allowance was determined by conducting a specific review of major account balances and by applying statistical experience factors to the various aging categories of receivable balances. We estimate an allowance for doubtful accounts based upon the actual payment history of each individual customer, as well as considering changes that occur in the financial condition or the local economy of a particular customer that could affect our bad debt expenses and allowance for doubtful accounts.

Long-lived assets:   We review long-lived assets to be held and used or to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future undiscounted net cash flows to be generated by the assets. Recoverability of assets to be held and used is measured by restaurant comparing the carrying amount of the restaurant’s assets to undiscounted future net cash flows expected to be generated by such assets. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit, its individual results and actual results at comparable restaurants. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis.

Goodwill:   Goodwill represents the excess of fair value of reporting units acquired in the formation of the Company over the book value of those reporting units’ identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, we had originally determined that certain of our restaurants with assigned goodwill were separate reporting units. As a result of the consensus reached in September 2004 by the Emerging Issues Task Force (EITF) in regard to determining whether to aggregate operating segments of an enterprise, we concluded that the entities that were previously viewed as separate reporting entities could now be viewed as one single reporting entity for purposes of assessing goodwill. As such, we compared the fair value of the single reporting entity to the total equity (carrying value) to determine if impairment exists. The fair value is calculated using various methods, including an analysis based on projected discounted future operating cash flows of the single reporting entity using a discount rate reflecting our weighted average cost of capital. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the single reporting entity. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. Prior to 2004, we had recorded an impairment of goodwill of $75,000 during 2002 related to our Mrs. Parks Management Company reporting unit. This impairment related to lower than anticipated future cash flow for us from the closing by the hotel owner of the Park Avenue Café restaurant in Chicago. For 2004, the fair value of the single reporting entity is in excess of the recorded carrying value. The carrying value of goodwill as of January 3, 2005 and December 29, 2003 was $6.9 million.

Other intangible assets:   We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the assets to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. During 2002, we determined that the carrying amount of the management contract and receivable from the ONEc.p.s. restaurant was not recoverable and an impairment had occurred. We recorded a one-time charge for investment in managed restaurants of $722,000 in the third quarter of 2002, which consisted of a $398,000 charge against the net investment in the management contract and a $324,000 charge against the receivable. For our other intangible assets, the fair value is in excess of the recorded carrying value. The net carrying value of these intangible assets as of January 3, 2005 and December 29, 2003 was $3.6 million and $4.1 million, respectively.

Artwork:   We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The net carrying value of our artwork as of January 3, 2005 and December 29, 2003 was $2.1 million and $2.0 million, respectively.

Self-insurance liability:   We are self insured for our employee health program. We maintain stop loss insurance to limit our total exposure and individual claims. The liability associated with this program is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical medical claim patterns and known economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted. However, we believe that a change in our current accrual requirement of 10% or less would cause a change of approximately $50,000, or less, to our financial results.

Gift Certificate Liability:   We record a gift certificate liability for gift certificates sold to customers to be redeemed at a future date. The liability is relieved and revenue is recognized when the gift certificates are redeemed.

Lease accounting:   We use the lease term plus any renewal period in determining the life of a lease. The renewal period is included in the life because we base our original willingness to invest in a new location on our plan to maximize our return on investment over the entire period available (which includes the renewal period). We only select locations where we can obtain long-term leases, including renewal options. If we gain access to the premise prior to the commencement of the lease, then this additional period is added to the original lease term. We amortize certain costs associated with the lease over the life of the lease plus the renewal period. These costs include, but are not limited to, the amortization of leasehold improvements and the amortization of deferred rent liability. We include tenant allowances received by us from the landlord as an increase to our deferred rent liability. The amortization period for deferred rent is over the life of the accounting lease, which includes, the date from which we obtain control over the premises to the ending date of the legal lease document, which includes the renewal period. Any rent or deferred rent expense incurred during the construction period is capitalized as a part of leasehold improvements and is amortized on a straight-line basis from the date operations commence over the remaining life of the lease, which includes the renewal period.

FIN 46 (R):   FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46 (R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We perform a detailed analysis of all of our management arrangements to determine if any of the equity investments lack one of the above characteristics. We consolidated the accounts and results of the entity that owns Maloney & Porcelli for the fiscal year ended January 3, 2005 because the holders of the equity investment lacked one of the above characteristics.

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

At January 3, 2005, we have recorded a valuation allowance of $9.8 million to reduce our net operating loss and tax credit carryforwards of $8.4 million and other timing differences of $1.4 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

For a detailed discussion on the application of these and other accounting policies, see “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” in Item 15 of this Annual Report on Form 10-K, beginning on page F-8. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following consolidated statement of operations data include the accounts and results of the entity that owns Maloney & Porcelli as a direct result of the adoption of FIN 46(R). For comparability purposes, the accounts and results of Maloney & Porcelli for fiscal 2003 and fiscal 2002 are being included on an unaudited pro forma basis in the table below.

	Fiscal
	2004(a)		2003(b)		2002(b)
	Actual		Pro forma		Pro forma
			Unaudited		Unaudited
	(Dollars in thousands)
Consolidated Statement of Operations Data:
Consolidated restaurant sales	$123,132	100.0%	$103,500	100.0%	$87,354	100.0%
Cost of consolidated restaurant sales:
Food and beverage costs	38,709	31.4	32,158	31.1	25,044	28.7
Salaries and related benefit expenses	35,915	29.2	29,464	28.5	25,885	29.6
Restaurant operating expenses	20,105	16.3	17,087	16.5	13,840	15.8
Occupancy and related expenses	6,489	5.3	5,851	5.6	6,118	7.0
Marketing and promotional expenses	5,332	4.3	4,050	3.9	3,615	4.2
Depreciation and amortization	4,312	3.5	4,025	3.9	3,572	4.1
Total cost of consolidated restaurant sales	110,862	90.0	92,635	89.5	78,074	89.4
Income from consolidated restaurant operations	12,270	10.0	10,865	10.5	9,280	10.6
Management fee income	1,192	0.9	1,210	1.2	1,191	1.4
Charge for investment in managed restaurants	—	—	—	—	(722)	(0.8)
Income from consolidated and managed restaurants	13,462	10.9	12,075	11.7	9,749	11.2
General and administrative expenses	10,786	8.8	10,618	10.3	9,640	11.0
Royalty expense	1,782	1.4	1,418	1.3	1,089	1.3
Goodwill impairment	—	—	—	—	75	0.1
Operating income (loss)	894	0.7	39	0.1	(1,055)	(1.2)
Interest expense, net of interest income	(1,511)	(1.2)	(965)	(1.0)	(58)	(0.1)
Loss before provision for income taxes	(617)	(0.5)	(926)	(0.9)	(1,113)	(1.3)
Provision for income taxes	225	0.2	206	0.2	169	0.2
Loss before income of consolidated variable interest entity	(842)	(0.7)	(1,132)	(1.1)	(1,282)	(1.5)
Income of consolidated variable interest entity	(1,198)	(1.0)	(368)	(0.3)	(914)	(1.0)
Net loss	$(2,040)	(1.7)%	$(1,500)	(1.4)%	$(2,196)	(2.5)%

(a)    Fiscal 2004 includes the accounts and results of the entity that owns Maloney & Porcelli. This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated pursuant to the adoption of FIN 46 (R). For comparability purposes, the accounts and results of

Maloney & Porcelli for fiscal 2003 and fiscal 2002 are being included on an unaudited pro forma basis. See Notes to Consolidated Financial Statements, Note 3.

(b)   Restated to reflect corrections of errors. See Notes to the Consolidated Financial Statements, Note 2

2004 Compared To 2003 (Pro Forma)

For comparability purposes, the results for fiscal 2003 are being presented on an unaudited pro forma basis to give effect to the consolidation of the entity that owns Maloney & Porcelli pursuant to the adoption of FIN 46(R). See Notes to Consolidated Financial Statements, Note 3.

Consolidated Restaurant Sales.   Consolidated restaurant sales increased $19.6 million, or 19.0%, to $123.1 million in 2004 from $103.5 million in 2003 (unaudited pro forma). The increase in consolidated restaurant sales was partially due to a combined increase of $11.7 million from our new Smith & Wollensky units in Dallas and Houston, Texas, which opened in March 2003 and January 2004, respectively, and to our newest unit in Boston, Massachusetts, which opened in September 2004. The increase in consolidated restaurant sales was also due to a net increase in comparable consolidated restaurant sales of $7.9 million, or 8.0%. Since 2004 was a 53 week period and 2003 was a 52 week period, when comparing the fiscal years on a weekly sales basis the increase in comparable consolidated sales was 5.9%. Consolidated restaurant sales for the 53rd week of fiscal 2004 were approximately $2.1 million. The increase in comparable consolidated restaurant sales was primarily due to an increase in sales of $6.5 million from our Smith & Wollensky units open the entire year. The improvement is due to an increase in the average check, related primarily to price increases, and, to a lesser extent, an increase in business travel, tourism and banquet sales. The increase in comparable consolidated restaurant sales was also due to a net increase of $1.4 million at our consolidated restaurants in New York, which includes the increase in sales of $1.3 million from the entity that owns Maloney & Porcelli, which is being consolidated pursuant to our adoption of FIN 46(R) for fiscal 2004 and included on an unaudited pro forma basis for fiscal 2003. The increase in sales for the entity that owns Maloney & Porcelli was attributable to an increase in volume, average check and, to a lesser extent, banquet sales.

Food and Beverage Costs.   Food and beverage costs increased $6.5 million to $38.7 million in 2004 from $32.2 million in 2003 (unaudited pro forma). Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.4% in 2004 from 31.1% in 2003. The increase in food and beverage costs related primarily to approximately $4.1 million in food and beverage costs for the new Smith & Wollensky units in Dallas, Texas, which opened in March 2003 and Houston, Texas, which opened in January 2004, and our newest unit in Boston, Massachusetts, which opened in September 2004. The new Smith & Wollensky units in Houston and Boston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky units in Houston and Boston mature, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. The increase in cost is also related to an increase in food cost at our comparable units of approximately $1.3 million. This increase related primarily to the increase in the cost of beef that we incurred during the first nine months of 2004 as compared to 2003, and to a net increase in customer volume at our comparable units.

Salaries and Related Benefits.   Salaries and related benefits increased $6.5 million to $35.9 million in 2004 from $29.5 million in 2003 (unaudited pro forma). This increase was primarily due to our new Smith & Wollensky units in Dallas, Texas, which opened in March 2003 and our unit in Houston, Texas, which opened in January 2004 and our newest unit in Boston Massachusetts, which opened in September 2004. The increase relating to these new units was $4.2 million. Salaries and related benefits as a percent of consolidated restaurant sales increased to 29.2% in 2004 from 28.5% in 2003. The increase in salaries and related benefits as a percentage of consolidated restaurant sales was primarily due to the additional staffing required at the new Smith & Wollensky units in Houston, Texas and Boston, Massachusetts during the unit openings. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable unit sales, an increase in the cost of health insurance provided to employees and paid for in part by us and increases in employer contributions for other payroll taxes.

Restaurant Operating Expenses.   Restaurant operating expenses increased $3.0 million to $20.1 million in 2004 from $17.1 million in 2003 (unaudited pro forma). The increase includes $2.0 million that was due to the opening of the new Smith & Wollensky units in Dallas, Texas, Houston, Texas and Boston, Massachusetts. The remaining increase is related to certain costs that are directly related to the increased sales volume such as credit card charges of approximately $360,000, increases in property and liability insurance premiums of approximately $161,000 and professional fees of approximately $281,000 at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales decreased to 16.3% for 2004 from 16.5% in 2003.

Occupancy and Related Expenses.   Occupancy and related expenses increased $638,000 to $6.5 million in 2004 from $5.9 million in 2003 (unaudited pro forma), primarily due to the combined increase of $812,000 in occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky units in Dallas, Texas, Houston, Texas and Boston, Massachusetts, and to a lesser extent, an increase in percentage of sales rent at applicable units. These increases were partially offset by a decrease of $369,000 due to the treatment of the lease in Las Vegas as a capital lease. Occupancy and related expenses as a percentage of consolidated restaurant sales decreased to 5.3% for 2004 from 5.6% for 2003.

Marketing and Promotional Expenses.   Marketing and promotional expenses increased $1.2 million to $5.3 million in 2004 from $4.1 million in 2003 (unaudited pro forma). The increase was related primarily to the opening of the Smith & Wollensky units in Dallas, Texas, Houston, Texas and Boston, Massachusetts, and, to a lesser extent, an increase in advertising in support of our owned New York restaurants. Marketing and promotional expenses as a percent of consolidated restaurant sales increased to 4.3% for 2004 from 3.9% for 2003.

Depreciation and Amortization.   Depreciation and amortization increased $287,000 to $4.3 million in 2004 from $4.0 million in 2003 (unaudited pro forma), primarily due to the increase relating to the property and equipment additions for the new Smith & Wollensky units in Dallas, Texas, Houston, Texas, and Boston, Massachusetts, partially offset by a reduction in depreciation from items which became fully depreciated during 2004.

Management Fee Income.   Management fee income remained constant at $1.2 million in 2004 and the 2003 (unaudited pro forma). We were notified by Plaza Operating Partners during October 2004 that it sold the Plaza Hotel, the property in which ONEc.p.s, a restaurant we managed, was located. We were directed by the new owners to close the restaurant by January 1, 2005 and to advise the employees of ONEcps of the closing. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we no longer accrue additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

General and Administrative Expenses.   General and administrative expenses increased to $10.8 million in 2004 from $10.6 million in 2003 (unaudited pro forma). General and administrative expenses as a percent of consolidated restaurant sales decreased to 8.8% for 2004 from 10.3% for the 2003 results. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 6.6% for 2004 from 7.6% for the 2003 pro forma results. The increase in general and administrative expenses was primarily due to an increase in employee health benefits, travel expenditures related to the opening of two new units in 2004 versus only one in 2003 and public relations. This increase was offset by the accrual of $525,000 in 2003 for the settlement of a legal action and, to a lesser extent, a decrease in professional fees and consulting expenses related to corporate matters.

Royalty Expense.   Royalty expense increased $364,000 to $1.8 million in 2004 from $1.4 million in 2003 (unaudited pro forma) due to the increase in sales of $6.5 million from our owned Smith & Wollensky units open for the comparable period together with a combined increase in sales of $11.7 million from our Smith & Wollensky unit in Dallas, Texas, which opened in March 2003, our unit in Houston, Texas, which opened in January 2004 and our newest unit in Boston, Massachusetts, which opened in September 2004.

Interest Expense—Net of Interest Income.   Interest expense, net of interest income, increased $546,000 to $1.5 million in 2004 from $965,000 in the 2003 (unaudited pro forma), primarily due to the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada and, to a lesser extent, the interest expense on debt incurred in connection with the financing of our new Smith & Wollensky units in Dallas, Texas, Houston, Texas, and Boston, Massachusetts. Interest and other expense, net of interest income, was also impacted by the reduction in interest income related to the use of cash for capital improvements, which had been invested in short and long term interest bearing investments during 2003.

Provision for Income Taxes.   The income tax provisions for 2004 and 2003 (unaudited pro forma) represent certain state and local taxes.

Income of Consolidated Variable Interest Entity.   In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) or loss of this variable interest entity is presented as a separate item after the provision for income taxes.

2003 (Unaudited Pro Forma) Compared To 2002 (Unaudited Pro Forma)

For comparability purposes, the results for fiscal 2003 and fiscal 2002 are being presented on an unaudited pro forma basis to give effect to the consolidation of the entity that owns Maloney & Porcelli, pursuant to the adoption of FIN 46(R). See Notes to Consolidated Financial Statements, Note 3.

Consolidated Restaurant Sales.   Consolidated restaurant sales increased $16.1 million, or 18.5%, to $103.5 million in 2003 (unaudited pro forma) from $87.4 million in 2002 (unaudited pro forma). The increase in consolidated restaurant sales was primarily due to a net increase in comparable consolidated unit sales of $9.2 million, or 11.0%. The net increase in comparable consolidated unit sales was due to an increase in sales of $9.7 million from our owned Smith & Wollensky units open for the entire period. The improvement is primarily a result of an increase in tourism, business travel and banquet sales at our units outside of New York. This increase was partially offset by a decrease in sales of $477,000 from our consolidated New York units, which includes the increase in sales of $131,000 from the entity that owns Maloney & Porcelli, which is being consolidated pursuant to our adoption of FIN 46(R) on a pro forma basis. The decrease in sales from our consolidated New York units was due to the economic slowdown and decreased tourism that existed in the New York metropolitan area during the first six months of 2003. The increase in consolidated restaurant sales also includes a combined sales increase of $6.9 million from our Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and our unit in Dallas, Texas, which opened in March 2003.

Food and Beverage Costs.   Food and beverage costs increased $7.1 million to $32.2 million in 2003 (unaudited pro forma) from $25.0 million in 2002 (unaudited pro forma). Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.1% in 2003 from 28.7% in 2002. The increase in food and beverage costs as a percentage of consolidated restaurant sales was primarily due to the increase in the cost of beef that began in the fourth quarter of 2002 and continued throughout 2003. Increased costs also related to the new Smith & Wollensky unit in Dallas, Texas, which opened in March 2003 and the Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002. Food and beverage costs related to these two new units accounted for $2.3 million of the increase for 2003. The new Smith & Wollensky unit in Dallas experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. It is common for new restaurants to experience this in the first six months of operations. As the new unit matures and revenues increase, operating efficiency is expected to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related Benefits.   Salaries and related benefits increased $3.6 million to $29.5 million in 2003 (unaudited pro forma) from $25.9 million in 2002 (unaudited pro forma). This increase was primarily due to the salaries and related benefits relating to the opening of the Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and the Smith & Wollensky unit in Dallas, Texas, which opened in March 2003. The increase in salaries and related benefits also includes an increase in personnel required to service the growth in volume at the units open for the entire period. Salaries and related benefits as a percentage of consolidated restaurant sales decreased to 28.5% in 2003 from 29.6% in 2002. The decrease in salaries and related benefits as a percentage of consolidated restaurant sales was primarily due to the leveraging effect of sales increases on the fixed portion of restaurant salaries and related benefits. This decrease was partially offset by the additional staffing required at the new Smith & Wollensky unit in Dallas, Texas, during and after the unit opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures and revenues increase, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and related benefits as a percentage of sales for that unit will decrease due to the lower staffing requirement and higher revenue base.

Restaurant Operating Expenses.   Restaurant operating expenses increased $3.3 million to $17.1 million in 2003 (unaudited pro forma) from $13.8 million in 2002 (unaudited pro forma). The increase includes $1.3 million that was due to the opening of the Smith & Wollensky unit in Columbus, Ohio, which opened in June 2002, and the Smith & Wollensky unit in Dallas, Texas, which opened in March 2003.The remaining increase is related to increases in insurance premiums, costs associated with upgrades of operating supplies, required general repairs and maintenance and charges related to the increased sales volume such as credit card charges and linen costs at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 16.5% for 2003 from 15.8% in 2002.

Occupancy and Related Expenses.   Occupancy and related expenses decreased $267,000 to $5.9 million in 2003 (unaudited pro forma) from $6.1 million in 2002 (unaudited pro forma). The decrease was primarily due to the reduction in rent and deferred rent of $1.3 million for the Smith & Wollensky unit in Las Vegas, Nevada, which is now treated as a capital lease due to the amendment to the lease on April 29, 2003. The decrease was partially offset by the combined increase of $364,000 in occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. Occupancy and related expenses as a percentage of consolidated restaurant sales decreased to 5.6% in 2003 from 7.0% in 2002.

Marketing and Promotional Expenses.   Marketing and promotional expenses increased $435,000 to $4.1 million in 2003 (unaudited pro forma) from $3.6 million in 2002 (unaudited pro forma). The increase was primarily related to the opening of the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas. Marketing and promotional expenses as a percentage of consolidated restaurant sales decreased to 3.9% in 2003 from 4.2% in 2002, primarily due to the leveraging effect of sales increases on the fixed portion of marketing and promotional expenses.

Depreciation and Amortization.   Depreciation and amortization increased $453,000 to $4.0 million in 2003 (unaudited pro forma) from $3.6 million in 2002 (unaudited pro forma), primarily due to the increase in depreciable fixed assets relating to the new Smith & Wollensky units in Columbus, Ohio and Dallas, Texas.

Management Fee Income.   Management fee income remained constant at $1.2 million in 2003 (unaudited pro forma) and 2002 (unaudited pro forma).

Charge for Investment In Managed Restaurant.   The charge for investment in managed restaurants of $722,000 in 2002 (unaudited pro forma) represents the costs associated with an unsettled contractual dispute relating to ONEc.p.s and management’s belief that its initial investment in this managed property is impaired.

General and Administrative Expenses.   General and administrative expenses increased $1.0 million to $10.6 million in 2003 (unaudited pro forma) from $9.6 million in 2002 (unaudited pro forma). General and administrative expenses as a percentage of consolidated restaurant sales decreased to 10.3% in 2003 from 11.0% in 2002. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales increased to 7.7% in 2003 from 7.5% in 2002. The increase in general and administrative expense was primarily due to the establishment of a reserve of $525,000 for a tentative settlement of a legal action, and, to a lesser extent, an increase in directors and officers insurance premiums, an increase in public relations and losses attributable to the investment in beef futures and options.

Royalty Expense.   Royalty expense increased $329,000 to $1.4 million in 2003 (unaudited pro forma) from $1.1 million in 2002 (unaudited pro forma), primarily due to a net increase in sales from the Smith & Wollensky units of $16.6 million.

Goodwill Impairment.   In accordance with SFAS No. 142 (“Goodwill and Other Intangible Assets”), which we adopted on January 1, 2002, we are no longer required to amortize goodwill. Instead, we must test goodwill at least annually for impairment. During the fourth quarter of 2002, we had goodwill impairment of $75,000 that related to our Mrs. Parks Management Company reporting unit. This impairment related to a change in the management contract resulting from the closing by the owner of the Park Avenue Café restaurant in Chicago.

Interest Expense—Net of Interest Income.   Interest expense, net of interest income, increased $907,000 to $965,000 in 2003 (unaudited pro forma) from $58,000 in 2002 (unaudited pro forma), primarily due to the debt incurred in connection with the financing of our new Smith & Wollensky unit in Dallas, Texas, as well as the interest related to the capital lease for the Smith & Wollensky unit in Las Vegas, Nevada.

Provision for Income Taxes.   The income tax provisions for 2003 (unaudited pro forma) and 2002 (unaudited pro forma) represent certain state and local taxes.

Risk Related to Certain Management Agreements

We are subject to various covenants and operating requirements contained in certain of our management agreements that, if not complied with or otherwise met, provide for the right of the other party to terminate these agreements.

With respect to management agreements, we were subject to the right of Plaza Operating Partners to terminate, at any time, the agreement relating to ONEc.p.s. We were notified by Plaza Operating Partners during October 2004 that it sold the Plaza Hotel, the property in which ONEc.p.s, a restaurant we managed, was located. We were directed by the new owners to close the restaurant by January 1, 2005 and to advise the employees of ONEcps of the closing. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we no longer accrue additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

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

Liquidity and Capital Resources

Cash Flows

We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash provided by operating activities amounted to $9.0 million, $4.1 million and $4.4 million for the years ended January 3, 2005, December 29, 2003 and December 30, 2002, respectively. For comparability purposes, cash flows from operations, after giving effect to the consolidation of the entity that owns Maloney & Porcelli pursuant to the adoption of FIN 46(R) on an unaudited pro forma basis, amounts to $5.4 million and $5.2 million for fiscal 2003 and fiscal 2002, respectively. See Notes to Consolidated Financial Statements, Note 3.

Net cash provided by / (used in) financing activities was $5.4 million, ($1.1) million and $7.3 million for the years ended January 3, 2005, December 29, 2003 and December 30, 2002, respectively. Net cash provided by financing activities for the year ended January 3, 2005 includes $4.0 million in proceeds from our line of credit facilities with Morgan Stanley Dean Witter Commercial Financial Services, Inc. (“Morgan Stanley”), $2.0 million in proceeds from the promissory note in favor of Hibernia National Bank (“Hibernia”), $1.5 million in proceeds from a sale and leaseback transaction, less $1.3 million of principal payments on long-term debt and distributions of $840,000 to the minority interest in the consolidated variable interest entity. Net cash used in financing activities for the year ended December 29, 2003 includes $1.2 million in principal payments on long-term debt. Net cash provided by financing activities for the year ended December 30, 2002 includes $7.6 million from the issuance of long-term debt. For comparability purposes, cash flows provided by (used in) financing activities, after giving effect to the consolidation of the entity that owns Maloney & Porcelli pursuant to the adoption of FIN 46(R) on an unaudited pro forma basis, amounts to ($1.7) million and $6.3 million for fiscal 2003 and fiscal 2002, respectively. See Notes to Consolidated Financial Statements, Note 3.

During the fiscal year ended January 3, 2005, we used cash primarily to fund the development and construction of new restaurants and expansion of existing restaurants. Net cash used in investing activities was $14.4 million, $5.3 million and $12.2 million for the years ended January 3, 2005, December 29, 2003 and December 30, 2002, respectively. Total capital expenditures were $14.8 million, $9.3 million and $9.7 million in 2004, 2003 and 2002, respectively. Other cash provided by / (used in) in investing activities consisted primarily of net proceeds from the sale of investments of $925,000 for the year ended January 3, 2005, $4.3 million for the year ended December 29, 2003, and net purchases of investments of ($2.0) million for the year ended December 30, 2002. For comparability purposes, cash flows used in investing activities, after giving effect to the consolidation of the entity that owns Maloney & Porcelli pursuant to the adoption of FIN 46(R) on an unaudited pro forma basis, amounts to $5.7 million and $12.3 million for fiscal 2003 and fiscal 2002, respectively. See Notes to Consolidated Financial Statements, Note 3.

Capital Expenditures

Total capital expenditures are expected to be approximately $1.2 million in 2005 and will consist of maintenance capital expenditure in respect of existing restaurants. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic conditions and the availability of capital. We expect to resume our new restaurant growth in 2006. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our newest unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

Indebtedness

In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we were obligated to make quarterly and annual payments over a six-year period. These obligations generally bore interest at rates ranging from 9% to 12%. The final payment for these obligations was made in 2003. In addition, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.6 million at January 3, 2005 and December 29, 2003.

On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley. Under the agreement, we are the guarantor of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC (the “Borrower”). We, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of approximately $33,333 for this portion of the loan over the term of the loan and a balloon payment of approximately $2.0 million on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. The balance of the funds available under the agreement had been intended to be used by us to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. We did not draw down the remaining balance because, as an alternative to purchasing the land, we signed an amendment to our lease agreement, as discussed below. The balance of the term loan was approximately $3.4 million and $3.8 million at January 3, 2005 and December 29, 2003, respectively.

On October 9, 2002, we purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of ours. This loan bears interest at 8% per annum and requires annual principal payments of $550,000 with the first installment being prepaid on March 4, 2003, and the subsequent two installments originally due on October 9, 2004 and October 9, 2005, respectively. We received a 60-day extension on the installment due on October 9, 2004,which we paid on December 9, 2004. The promissory note is secured by a first mortgage relating to the Dallas property. The balance of the promissory note was $550,000 and $1.1 million at January 3, 2005 and December 29, 2003, respectively.

On December 24, 2002, we entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, the Company and Dallas S&W L.P., a wholly owned subsidiary of ours, are the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by us, through the Borrower, under the agreement, $1.35 million was used for our new restaurant development program, and $550,000 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $15,833 for this loan over the term of the loan and a balloon payment of approximately $966,000 on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The balance of the term loan was approximately $1.5 million and $1.7 million at January 3, 2005 and December 29, 2003, respectively.

On January 30, 2004, we entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, we are the guarantor of borrowings by the Borrower. Through the Borrower, we have the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR, which was 2.4% at December 31, 2004, plus 3% per annum, payable on a monthly basis. We are also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We may at anytime repay advances on this line without penalty. We are obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. The balance of the secured line of credit facility was $2.0 million at January 3, 2005.

On March 17, 2004, we signed a first amendment to covenants agreement with Morgan Stanley. The amendment increased to $525,000 the amount that we may exclude from the determination of any of our covenants, under our term loan agreements and line of credit facilities, as a result of the settlement of a legal dispute between the Company and a third party.

On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia. The $2.0 million was used by us for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At January 3, 2005, New Orleans was in compliance with the financial covenant contained in the loan agreement between New Orleans and Hibernia. The balance of the promissory note was approximately $2.0 million at January 3, 2005.

On July 21, 2004, we entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, the Company and Smith & Wollensky of Boston LLC are the guarantors of borrowings by the Borrower. The $2.0 million was used by us for construction costs related to the new Smith & Wollensky restaurant in Boston. Advances under this line of credit bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. We are also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We may at anytime repay advances on this line without penalty. We are obligated to repay the principal portion of this line on May 31, 2005, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. The balance of the secured line of credit facility was $2.0 million at January 3, 2005.

On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreements and line of credit facilities for the periods described in Note 1(a) to the Notes to Consolidated Financial Statements. On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreements and line of credit facilities effective as of September 27, 2004. At January 3, 2005, we were in compliance with all the financial covenants contained in the amended term loan agreements and line of credit facilities. The costs in connection with the amendment were approximately $20,000.

On December 23, 2004, Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P. (collectively, the “Lessees”), each a wholly-owned subsidiary of the Company, entered into a Master Lease Agreement and related schedules (the “Lease”) with General Electric Capital Corporation, which subsequently assigned its rights, interests and obligations under the Lease to Ameritech Credit Corporation, d/b/a SBC Capital Services (“SBC”), pursuant to which SBC acquired certain equipment and then leased such equipment to the Lessees. The transaction enabled the Lessees to finance approximately $1.5 million of existing equipment. Subject to adjustment in certain circumstances, the monthly rent payable under the Lease is $30,672. The Lessees are treating this transaction as a sale-leaseback transaction with the lease being classified as a capital lease and the gain recorded on the sale of approximately $151,000 was deferred and is being amortized over the life of the Lease. The $1.5 million was used for construction costs related to the Smith & Wollensky restaurant in Boston. The monthly payments were calculated using an annual interest rate of approximately 7.2%. In connection with the transaction, the Company entered into a Corporate Guaranty on December 23, 2004 to guarantee the Lessees’ obligations under the Lease. The Lessees may after 48 months, and after giving 30 days notice, purchase back all the equipment listed under the Lease at a cost of approximately $405,000.

On April 26, 2005, a letter was signed by Morgan Stanley confirming the exclusion of the restatement adjustments relating to certain of our leases and the accounting for gift certificates from the financial covenants contained in our term loan agreements and line of credit facilities for the periods described in Note 2 to the Notes to Consolidated Financial Statements.

Pursuant to the terms of our secured term loan agreements and secured line of credit facilities, we cannot declare or pay any dividends if any portions of the loans are outstanding.

Las Vegas Lease

On April 29, 2003, we signed the April 2003 Amendment with The Somphone Limited Partnership (“Lessor”), the owner of the land that the restaurant in Las Vegas is located on (the “Las Vegas Property”). The April 2003 Amendment, which is being accounted for as a capital lease, adjusted the annual fixed payment to $400,000 per year from May 1, 2003 to April 30, 2008 and to $860,000 per year from May 1, 2008 to April 30, 2018. The April 2003 Amendment also amended the amount of the purchase price option available to us effective from May 1, 2003. We will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. We are required to make down payments on the purchase of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years we do not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next four years as of January 3, 2005 will be as follows:

Fiscal year	(dollar amounts in thousands)
2005	$298
2006	328
2007	360
2008	123
$1,109

If we exercised the option, the Lessor would be obligated to provide us with financing in the amount of the purchase price applicable at the time of the closing, less any down payments already made, at an interest rate of 8% per annum, payable over ten years.

The April 2003 Amendment also provided the Lessor with a put right that would give the Lessor the ability to require us to purchase the property at any time after June 15, 2008 at the then applicable purchase price. In the event of the exercise of the put option, the Lessor would be obligated to provide us with financing in the amount of the purchase price applicable at that time. We would then have two months to close on the purchase of the property.

On May 14, 2003, a letter was signed by Morgan Stanley confirming that the treatment of the April 2003 Amendment as a capital lease did not violate the debt restriction covenant of our secured term loan agreements and that the capital lease and any imputed interest related to the capital lease could be excluded from the calculation of the financial covenants.

On October 29, 2004, it was determined that the accounting treatment for the April 2003 Amendment was inaccurately reflected in our financial statements for the fiscal year ended December 29, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and for the quarterly periods ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004, included in our Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the April 2003 Amendment, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was included as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003. We filed a Report on Form 8-K on November 4, 2004 describing this restatement and its impact on our financial statements. See Notes to Consolidated Financial Statements, Notes 2 and 13.

On March 23, 2005, S&W of Las Vegas, LLC (the “Borrower”) entered into the Vegas Agreement with the Buyer pursuant to which, simultaneously upon closing, (i) the Borrower will assign to the Buyer the Existing Lease in respect of the Las Vegas Property , (ii) the Buyer will purchase the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower will lease the Las Vegas Property from the Buyer in accordance with the terms of the New Lease. The aggregate purchase price is expected to equal $30,000,000, payable as follows: (a) approximately $10,700,000 to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30,000,000 and the amount payable to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19,300,000). The Borrower expects to receive net proceeds from the transactions equal to approximately $19,100,000 (before taxes) and is required to use approximately $8,700,000 of the net proceeds from the transactions to repay existing indebtedness. Any gain recognized would be deferred and recognized over the life of the lease.

The New Lease will have a 40 year term and require the Borrower to pay a negotiated rent, subject to certain increases over time. The Vegas Agreement contains, and the New Lease is expected to contain, representations, warranties, covenants and indemnities that are typical for transactions of this kind. Although the transactions are expected to close during the quarter ending July 4, 2005, the transactions are subject to a number of closing conditions and there can be no assurance that the transactions will be consummated. The Borrower is currently evaluating the accounting treatment for this transaction.

Liquidity

We believe that our cash and short-term investments on hand, projected cash flow from operations and proceeds from the sale of the Las Vegas Property should be sufficient to finance our maintenance capital expenditures in respect of existing units and operations throughout 2005, as well as allow us to meet our debt service obligations under our loan agreements. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses, failure to consummate the sale of the Las Vegas Property, or other events could cause us to seek alternative financing or reschedule our maintenance capital expenditure plans as early as January 2006. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

Contractual Obligations

The following table discloses aggregate information as of January 3, 2005 about our contractual obligations and the periods in which payments in respect of the obligations are due:

	PAYMENTS DUE BY PERIOD
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Minimum royalty payments licensing agreement(2)	$4,800	$800	$1,600	$1,600	$800	(2)
Minimum distributions management agreement(1)	$3,360	$480	$960	$960	$960
Minimum payments on employment agreements(1)	$1,540	$1,086	$454	—	—
Principal payments on long-term debt(1)	$12,940	$3,329	$5,266	$3,968	$377
Interest payments on long-term debt(1)(4)	$2,220	$746	$1,056	$347	$71
Payments under capital lease(1)(3)(5)	$12,543	$943	$2,034	$2,320	$7,246
Minimum annual rental commitments(1)(3)	$74,250	$4,493	$8,803	$8,858	$52,096
Total	$111,653	$11,877	$20,173	$18,053	$61,550

(1)          Please refer to the discussion in the “Liquidity and Capital Resources” section above and the Notes to Consolidated Financial Statements for additional disclosures regarding these obligations.

(2)          The license agreement is irrevocable and perpetual unless terminated in accordance with the terms of the agreement. See Notes to the Consolidated Financial Statements, Note 8.

(3)          Does not include the impact of the proposed sale and lease back of the Las Vegas Property.

(4)   The average interest rate on long-term debt is approximately 6%.

(5)   Payments under capital lease include the annual fixed rental payments of $9.9 million and mandatory down payments of $1.1 million for the Las Vegas Property, as well as total principal payments of $1.5 million under the Lease with SBC. See Notes to Consolidated Financial Statements, Note 13.

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

Effect of New Accounting Standards

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-10 Applying Paragraph 19 of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FASB No. 131”) in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds. The consensus concluded that operating segments that do not meet certain quantitative thresholds can be aggregated if the criteria set forth in paragraph 17 of FASB No. 131 is met. This consensus affects how we assess the impairment of goodwill. Upon adoption of SFAS No. 142, we had determined that certain restaurants with assigned goodwill were separate reporting units and goodwill was assessed for impairment at the reporting unit level. As a result of the adoption of the EITF, starting fiscal 2004, we determined that we operate as one single reporting unit for the purpose of assessing goodwill impairment.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. Under SFAS No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We are currently assessing the impact of this statement on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS No. 153 amends the guidance in Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at January 3, 2005.

	Expected Maturity Date Fiscal Year Ended
Debt	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value January 3, 2005
	(Dollars in thousands)
Long-term variable rate	$2,053	$56	$2,779				$4,888	$4,888
Average interest rate							5.0%
Long-term fixed rate	$1,276	$736	$1,696	$2,333	$1,634	$377	$8,052	$9,106
Average interest rate							6.6%
Total Debt							$12,940	$13,994

We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth on pages F-1 to F-46 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

BDO Seidman, LLP (“BDO”) has audited our consolidated financial statements since the fiscal year ended January 3, 2005. Prior thereto, our consolidated financial statements were audited by KPMG. Effective May 21, 2004, the Audit Committee of our Board of Directors replaced KPMG as our independent registered public accounting firm with BDO after receiving proposals from various other firms and considering a variety of factors.

The reports of KPMG on our consolidated financial statements as of and for the fiscal years ended December 29, 2003 and December 30, 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: As discussed in Notes 4(j) and 4(k) of the Notes to the Consolidated Financial Statements, the Company adopted FASB 142, “Goodwill and Other Intangible Assets” and FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of January 1, 2002. We adopted the above-referenced FASBs on a timely basis.

In connection with the audits of our consolidated financial statements as of and for the fiscal years ended December 29, 2003 and December 30, 2002, and during the period from January 1, 2004 through May 21, 2004, we did not have any disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused it to make reference to the subject matter of the disagreements in connection with its reports. During the period of time from January 1, 2002 through May 21, 2004, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

During the fiscal years ended December 29, 2003 and December 30, 2002, and during the period from January 1, 2004 through May 21, 2004, we did not consult with BDO regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

KPMG furnished a letter addressed to the SEC relating to the above statements when the statements were made in Item 4 of the Current Report on Form 8-K we filed with the SEC on May 28, 2004 (the “Form 8-K”). The letter was included as an exhibit to the Form 8-K.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our “disclosure controls and procedures” are not effective based on the restatements described below. In addition, our Chief Executive Officer and Chief Financial Officer have also concluded as of the end of the period covered by this Annual Report on Form 10-K, that based on these restatements, our “disclosure controls and procedures” were not effective as of the end of the periods referred to below.

Restatement of Previously Issued Financial Statements

(a) On October 29, 2004, it was determined that the accounting treatment for the April 2003 Amendment in connection with the Las Vegas lease was inaccurately reflected in the financial statements for the quarter and fiscal year ended December 29, 2003 included in our Annual Report on Form 10-K for the year ended December 29, 2003 and for the quarterly periods ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 included in our Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the April 2003 Amendment, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was recorded as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003. The total impact of this restatement on our statement of operations was to increase our net loss for the fiscal year ended December 29, 2003 by $247,000, or $.03 per share. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreements and line of credit facilities for the periods referenced above. We filed a Report on Form 8-K on November 4, 2004 describing this restatement and its impact on our financial statements.

(b) As described in Note 2 in Notes to the Consolidated Financial Statements, in February 2005, after analyzing the views expressed by the Office of the Chief Accountant of the SEC in a letter issued in February 2005 to the American Institute of Certified Public Accountants guiding all affected public companies regarding certain operating lease accounting issues and their application under generally accepted accounting principles, it was determined that the accounting treatment for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 30, 2002 and December 29, 2003, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003,

March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the previous accounting treatment, tenant improvement allowances received by us from the landlord were recorded as a reduction to leasehold improvements. These cash payments received by us should have been treated as an increase to deferred rent liability, as of the date we took control over the leased premises, and amortized over the initial term of the lease, including renewal periods. The impact of this restatement was a reclassification of $943,000 and $375,000 from leasehold improvements to deferred rent liability at December 30, 2002 and December 29, 2003, respectively, and a reclassification from occupancy and related expenses to depreciation and amortization expense of $28,000 and $48,000 for the fiscal years ended December 30, 2002 and December 29, 2003, respectively. We filed a Report on Form 8-K/A on March 10, 2005 describing the restatement relating to the tenant improvement allowance and its impact on our financial statements. In addition, under the previous accounting treatment, for certain restaurants, we recorded rent on a straight-line basis, commencing on the date the restaurant opened. We should have recognized rent on a straight-line basis from the date that we took control over the leased premise and should have capitalized the rent into leasehold improvements during the construction period and amortized it on a straight-line basis over the life of the initial lease term, including renewal periods. In addition, we also determined that we had amortized leasehold improvements on a straight-line basis over the life of the initial lease term, including renewal periods, but had, in certain instances, amortized the deferred rent liability relating to the same leased premises over only the life of the initial lease term. We should have amortized the deferred rent liability over the life of the initial lease term, including renewal periods. These amounts were inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2001, December 30, 2002 and December 29, 2003, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and a restatement of our financial statements for the periods referenced above was required. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements.

(c) As described in Note 2 in Notes to the Consolidated Financial Statements, on April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift certificates that were sold and deemed to have expired and not redeemed during fiscal 2001 and fiscal 2002. In addition, it was also determined that we had not properly recorded expenses related to certain promotions that we ran from fiscal 2000 through fiscal 2004, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003, March 31, 2003, June 30, 2003, September 29, 2003 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. The total impact of this restatement on our financial statements was to increase our accumulated deficit at December 31, 2001 by $590,000, increase our net loss for the fiscal year ended December 30, 2002, by $66,000, or $.01 per share, and increase our net loss for the fiscal year ended December 29, 2003 by $83,000, or $.01 per share. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements.

The effect of the restatements changed the amounts previously reported under cash provided from operating activities and the cash used for investing activities by $375,000 and $943,000 for the fiscal years ended December 29, 2003 and December 30, 2002, respectively.

(d) As described in Note 3 in Notes to the Consolidated Financial Statements, on April 21, 2005, it was determined that the cumulative effect of change in accounting principle relating to the adoption of FIN46 (R) was inaccurately reflected in the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required.

Under the previous accounting treatment, the accumulated amortization of $771,000 relating to the $1.5 million paid by us in fiscal 1996 for the right to provide management services for Maloney & Porcelli was recorded as a cumulative effect of accounting change pursuant to the adoption of FIN 46 (R). The entity that owns Maloney & Porcelli recorded the $1.5 million, but did not record the associated amortization. A correction of an error should have been recorded on the unaudited accounts and results of the entity that owns Maloney & Porcelli to recognize the accumulated amortization relating to the $1.5 million. The $1.5 million and the related accumulated amortization would then both be eliminated in the consolidation of Maloney & Porcelli. The impact of this restatement on the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 is to increase the interest in consolidated variable interest entity by $771,000 and to increase the accumulated deficit by $771,000.

In addition, the financial statements for the quarterly periods ended March 31, 2003, June 30, 2003 and September 29, 2003, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, are being restated to exclude the accounts and results of the entity that owns Maloney & Porcelli due to the impracticality associated with having to restate prior years as well there being no impact from this restatement on its net income (loss) and earnings (loss) per share for those periods.

We and our audit committee have discussed the above errors and adjustments with our predecessor and current independent registered public accounting firms and have determined that a restatement is necessary for the periods described above. This Annual Report on Form 10-K for the fiscal year ended January 3, 2005 reflects the changes for the annual results for the years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003. We will file our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, as soon as practicable in connection with the restatements described above. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements.

Remediation of Material Weaknesses

During the first quarter of 2005, to remedy the material weakness in our internal control over financial reporting, after analyzing the guidance expressed by the Office of the Chief Accountant of the SEC regarding lease accounting, we have implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting. In addition, to remedy the material weakness in our internal control over financial reporting, we have established procedures to specifically track every gift certificate sold and redeemed in order to recognize any potential expenses in the appropriate periods.

Changes in Internal Controls

Other than as described above, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is set forth in SWRG’s Notice of 2005 Annual Meeting of Stockholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in SWRG’s Notice of 2005 Annual Meeting of Stockholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is set forth in SWRG’s Notice of 2005 Annual Meeting of Stockholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is set forth in SWRG’s Notice of 2005 Annual Meeting of Stockholders and Proxy Statement, and is incorporated herein by reference thereto.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is set forth in SWRG’s Notice of 2005 Annual Meeting of Stockholders and Proxy Statement, and is incorporated herein by reference thereto.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Annual Report on Form 10-K:

(1)         The Consolidated Financial Statements of The Smith & Wollensky Restaurant Group, Inc. and related Independent Report of Registered Public Accounting Firm included herein.

(2)         Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
By:		/s/ Alan N. Stillman
	Name:	Alan N. Stillman
	Title:	Chief Executive Officer (Principal Executive Officer)
	Date:	April 27, 2005
By:		/s/ Alan M. Mandel
	Name:	Alan M. Mandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
	Date:	April 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan N. Stillman	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2005
/s/ Alan M. Mandel	Chief Financial Officer, Executive Vice President of Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 27, 2005
/s/ Eugene I. Zuriff	President and Director	April 27, 2005
/s/ Richard S. LeFrak	Director	April 27, 2005
/s/ Richard A. Mandell	Director	April 27, 2005
/s/ Thomas H. Lee	Director	April 27, 2005
Jacob Berman	Director	April 27, 2005
/s/ Robert D. Villency	Director	April 27, 2005

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of January 3, 2005 and December 29, 2003 (as restated)	F-4
Consolidated Statements of Operations for the fiscal years ended January 3, 2005, December 29, 2003 (as restated) and December 30, 2002 (as restated)	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 3, 2005, December 29, 2003 (as restated) and December 30, 2002 (as restated)	F-6
Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2005, December 29, 2003 (as restated) and December 30, 2002 (as restated)	F-7
Notes to Consolidated Financial Statements	F-8-F-46
Schedule II. Valuation and Qualifying Accounts	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Smith & Wollensky Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheet of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of January 3, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of January 3, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
New York, New York
March 16, 2005, except as to Notes 2, 3, 12 and 21 which are as of April 26, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Smith & Wollensky Restaurant Group, Inc.:

We have audited the consolidated balance sheet of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of December 29, 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years ended December 29, 2003 and December 30, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of December 29, 2003 and the results of their operations and their cash flows for the years ended December 29, 2003 and December 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 29, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 29, 2003 and December 30, 2002 and the accumulated deficit as of December 31, 2001.

As discussed in Note 4(j) and Note 4(k) to the financial statements, the Company adopted FASB 142, “Goodwill and Other Intangible Assets” and FASB 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” as of January 1, 2002.

KPMG, LLP
New York, New York
March 17, 2004, except as to Note 2 which is as of April 26, 2005

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

	January 3, 2005(a)	December 29, 2003
		Restated
Assets
Current assets:
Cash and cash equivalents	$1,821	$1,898
Short-term investments	195	1,055
Accounts receivable, less allowance for doubtful accounts of $78 and $95 at January 3, 2005 and December 29, 2003, respectively	2,366	3,473
Merchandise inventory	5,139	4,589
Prepaid expenses and other current assets	1,103	729
Total current assets	10,624	11,744
Property and equipment, net	73,253	61,894
Goodwill	6,886	6,886
Licensing agreement, net	3,637	3,338
Management contract, net	—	729
Other assets	4,728	3,863
Total assets	$99,128	$88,454
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,329	$2,121
Accounts payable and accrued expenses	15,738	11,741
Total current liabilities	19,067	13,862
Obligations under capital leases	11,624	9,991
Long-term debt, net of current portion	9,611	6,099
Deferred rent	8,647	5,839
Total liabilities	48,949	35,791
Interest in consolidated variable interest entity	(572)	—
Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01; authorized 40,000,000 shares; 9,378,349 and 9,376,249 shares issued and outstanding at January 3, 2005 and December 29, 2003, respectively)	94	94
Additional paid-in capital	70,002	69,940
Accumulated deficit	(19,427)	(17,387)
Accumulated other comprehensive income	82	16
	50,751	52,663
Total liabilities and stockholders’ equity	$99,128	$88,454

(a)           Includes the accounts and results of the entity that owns Maloney & Porcelli (“M&P”) as a direct result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN46(R)”). See Note 3

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts)
Years ended January 3, 2005, December 29, 2003 and December 30, 2002

	January 3, 2005(a)	December 29, 2003	December 30, 2002
		Restated	Restated
Consolidated restaurant sales	$123,132	$93,326	$77,310
Cost of consolidated restaurant sales:
Food and beverage costs	38,709	29,405	22,500
Salaries and related benefit expenses	35,915	26,405	23,031
Restaurant operating expenses	20,105	15,349	12,281
Occupancy and related expenses	6,489	5,073	5,675
Marketing and promotional expenses	5,332	3,719	3,241
Depreciation and amortization expenses	4,312	3,798	3,378
Total cost of consolidated restaurant sales	110,862	83,749	70,106
Income from consolidated restaurant operations	12,270	9,577	7,204
Management fee income	1,192	2,118	2,353
Charge for investment in managed restaurants	—	—	(722)
Income from consolidated and managed restaurants	13,462	11,695	8,835
General and administrative expenses	10,786	10,620	9,640
Royalty expense	1,782	1,418	1,089
Goodwill impairment	—	—	75
Operating income (loss)	894	(343)	(1,969)
Interest expense	(1,401)	(991)	(242)
Amortization of deferred debt financing costs	(112)	(59)	(9)
Interest income	2	99	193
Interest expense net of interest income	(1,511)	(951)	(58)
Loss before provision for income taxes	(617)	(1,294)	(2,027)
Provision for income taxes	225	206	169
Loss before income of consolidated variable interest entity	(842)	(1,500)	(2,196)
Income of consolidated variable interest entity	(1,198)	—	—
Net loss	$(2,040)	$(1,500)	$(2,196)
Net loss per share—basic and diluted	$(0.22)	$(0.16)	$(0.24)
Weighted average common shares outstanding:
Basic and diluted	9,377,223	9,364,075	9,354,266

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of  the adoption of FIN46(R). See Note 3

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(dollar amounts in thousands)
Years ended January 3, 2005, December 29, 2003 and December 30, 2002

	Common stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001 (As previously reported)	9,354,266	$94	$69,854	$(13,364)	—	$56,584
Adjustment (Note 2)	—	—	—	(327)	—	(327)
Balance at December 31, 2001 (Restated)	9,354,266	$94	$69,854	$(13,691)	—	$56,257
Comprehensive loss on investments, net of tax effect				—	(51)	(51)
Net loss (Restated)				(2,196)	—	(2,196)
Total comprehensive loss						(2,247)
Balance at December 30, 2002 (Restated)	9,354,266	$94	$69,854	$(15,887)	$(51)	$54,010
Stock options exercised, net of tax benefit	21,983		86			86
Comprehensive income on investments, net of tax effect					67	67
Net loss (Restated)	—	—	—	(1,500)	—	(1,500)
Total comprehensive loss						(1,433)
Balance at December 29, 2003 (Restated)	9,376,249	$94	$69,940	$(17,387)	$16	$52,663
Stock options exercised, net of tax benefit	2,100		12			12
Stock based compensation			50			50
Comprehensive income on investments, net of tax effect					66	66
Net loss(a)				(2,040)		(2,040)
Total comprehensive loss(a)						(1,974)
Balance at January 3, 2005(a)	9,378,349	$94	$70,002	$(19,427)	$82	$50,751

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN46(R). See Note 3

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(dollar amounts in thousands)
Years ended January 3, 2005, December 29, 2003 and December 30, 2002

	January 3, 2005(a)	December 29, 2003	December 30, 2002
		Restated	Restated
Cash flows from operating activities:
Net loss	$(2,040)	$(1,500)	$(2,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,694	4,219	3,810
Amortization of debt discount	112	59	10
Stock based compensation	50
Charge for investment in managed restaurants	—	—	722
Deferred rent	140	20	145
Tenant improvement allowances	2,375	375	943
Accretive interest on capital lease obligation	133	93	—
Income of consolidated variable interest entity	1,198	—	—
Consolidation of variable interest entity	284	—
Goodwill impairment	—	—	75
Changes in operating assets and liabilities:
Accounts receivable	316	(837)	1,014
Merchandise inventory	(390)	(1,011)	(523)
Prepaid expenses and other current assets	(258)	736	(417)
Other assets	(812)	(425)	(560)
Accounts payable and accrued expenses	3,164	2,394	1,399
Net cash provided by operating activities	8,966	4,123	4,422
Cash flows from investing activities:
Purchase of property and equipment	(14,789)	(9,262)	(9,698)
Purchase of nondepreciable assets	(114)	(145)	(271)
Purchase of investments	—	(3,446)	(27,568)
Proceeds from sale of investments	925	7,777	25,607
Payments under licensing agreement	(457)	(224)	(219)
Cash flows used in investing activities	(14,435)	(5,300)	(12,149)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,000	—	7,550
Proceeds from issuance of short-term debt	2,000	—	—
Proceeds from capital lease obligations	1,500
Principal payments of long-term debt	(1,280)	(1,169)	(226)
Net proceeds from exercise of options, net of tax benefit	12	86	—
Distribution to owners of consolidated variable interest entity	(840)	—
Cash flows provided by (used in) financing activities	5,392	(1,083)	7,324
Net change in cash and cash equivalents	(77)	(2,260)	(403)
Cash and cash equivalents at beginning of period	1,898	4,158	4,561
Cash and cash equivalents at end of period	$1,821	$1,898	$4,158
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,315	$1,025	$230
Income Taxes	$58	$213	$302
Noncash investing and financing activities:
Assets under capital lease	$9,544	$8,044	—
Obligations under capital lease	$11,624	$9,991	—
Capitalization of deferred rent	$227	$1,424	—

(a)              Includes the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN46(R). See Note 3

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003
(in thousands, except shares and per share/unit amounts)

(1) Organization and Description of Business

The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, “SWRG” or the “Company”) operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At January 3, 2005, SWRG owned and operated thirteen restaurants, including ten Smith & Wollensky restaurants, and managed three restaurants.

SWRG was incorporated in Delaware in October 1997. Prior to October 1997, SWRG’s operations were conducted through The New York Restaurant Group, LLC (“NYRG”) it’s predecessor limited liability company. During October 1997, NYRG merged with SWRG. SWRG completed an initial public offering (“IPO”) of 5,295,972 shares of common stock in May 2001, of which SWRG sold 4,750,000 shares, at $8.50 per share. Proceeds of the IPO were used to redeem all of the outstanding debt under SWRG’s senior credit facility, a $10,000 senior subordinated note and a $1,000 senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the IPO. All shares of convertible redeemable preferred stock outstanding automatically converted into 1,448,499 shares of common stock upon the closing of SWRG’s IPO.

(2) Restatements

(a)   On October 29, 2004, it was determined that the accounting treatment for the April 2003 amendment to the lease for SWRG’s Las Vegas property (see Note 12) was inaccurately reflected in SWRG’s financial statements for the quarter and fiscal year ended December 29, 2003 included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and for the quarterly periods ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004, included in its Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of SWRG’s financial statements for the periods referenced above was required. In connection with the April 2003 amendment, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was included as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003. The total impact of this restatement on SWRG’s statement of operations was to increase its net loss for the fiscal year ending December 29, 2003 by $247, or $.03 per share. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreements and line of credit facilities for the periods referenced above. SWRG filed a Report on Form 8-K on November 4, 2004 describing this restatement and the impact on its financial statements.

(b)   On February 23, 2005, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) in a letter issued in February 2005 to the American Institute of Certified Public Accountants guiding all affected public companies regarding certain operating lease accounting issues and their application under generally accepted accounting principles, it was determined that the accounting treatment for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was inaccurately reflected in SWRG’s

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

financial statements included in its Annual Report on Form 10-K for the fiscal years ended December 30, 2002 and December 29, 2003, and its Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of SWRG’s financial statements for the periods referenced above was required. Under the previous accounting treatment, tenant improvement allowances received by SWRG from the landlord were recorded as a reduction to leasehold improvements. These cash payments received by SWRG should have been treated as an increase to deferred rent liability, as of the date we took control over the leased premises, and amortized over the initial term of the lease, including renewal periods. The impact of this restatement was a reclassification of $943 and $375 from leasehold improvements to deferred rent liability at December 30, 2002 and December 29, 2003, respectively and a reclassification from occupancy and related expenses to depreciation and amortization expense of $28 and $48 for the fiscal years ended December 30, 2002 and December 29, 2003, respectively. SWRG filed a Report on Form 8-K/A on March 10, 2005 describing this restatement and the impact on its financial statements.

(c)   On April 20, 2005, after doing additional analysis in accordance with the guidelines from the SEC regarding lease accounting, as described above, it was determined that SWRG’s accounting for lease terms was inaccurately reflected in the financial statements included in its Annual Report on Form 10-K for the fiscal years ended December 31, 2001, December 30, 2002 and December 29, 2003, and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of SWRG’s financial statements for the periods referenced above was required. Under the previous accounting treatment, for certain restaurants, SWRG recorded rent on a straight-line basis, commencing on the date the restaurant opened. SWRG should have recognized rent on a straight-line basis from the date that it took control over the leased premise and should have capitalized the rent into leasehold improvements and amortize it on a straight-line basis over the life of the initial lease term, including renewal periods. In addition, SWRG also determined that it had amortized leasehold improvements on a straight-line basis over the life of the initial lease term, including renewal periods, but had, in certain instances, amortized the deferred rent liability relating to the same leased premises over only the life of the initial lease term. SWRG should have amortized the deferred rent liability over the life of the initial lease term, including renewal periods. SWRG filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on its financial statements.

The total impact of the restatements discussed above in (b) and (c) was to increase its accumulated deficit by $17 as of December 31, 2001, increase its net loss for the fiscal year ended December 30, 2002 by $9, or $.00 per share and decrease its net loss for the fiscal year ended December 29, 2003 by $48, or $.01 per share.

(d) On April 20, 2005, it was determined that SWRG had incorrectly calculated its estimate of gift certificates that were sold and deemed to have expired and not redeemed in the financial statements included in the Annual Report on Form 10-K for the fiscal years ended December 31, 2001 and December 30, 2002 and that, therefore, a restatement of SWRG’s financial statements for the periods referenced above was required. In addition, it was also determined that SWRG had not properly recorded expenses related to certain promotions that ran from the fiscal year ended January 1, 2001 through January 3, 2005, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001,

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

December 31, 2001, December 30, 2002 and December 21, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of SWRG’s financial statements for the periods referenced above was required. The total impact of this restatement on SWRG’s financial statements was to increase SWRG’s accumulated deficit at December 31, 2001 by $590, increase its net loss for the fiscal year ended December 30, 2002 by $66, or $.01 per share and increase its net loss for the fiscal year ended December 29, 2003 by $83, or $.01 per share. SWRG filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on its financial statements.

(e)   Certain other miscellaneous adjustments previously considered insignificant to the financial statements have now been recorded in conjunction with the restatements. The total impact of these adjustments on SWRG’s statement of operations was to decrease its net loss for the fiscal year ended December 30, 2002 by $7, or $.00 per share and increase its net loss for the fiscal year ended December 29, 2003 by $96, or $.01 per share. SWRG filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on its financial statements.

The effect of the restatements changed the amounts previously reported under cash provided from operating activities and the cash used for investing activities by $375 and $943 for the fiscal years ended December 29, 2003 and December 30, 2002, respectively.

In connection with the above, a letter was signed by Morgan Stanley confirming the exclusion of the restatement adjustments relating to certain of our leases and the accounting for gift certificates from the financial covenants contained in our term loan agreements and line of credit facilities for the quarterly periods ended June 30, 2003, September 29, 2003, December 29, 2003, March 29, 2004, June 28, 2004, September 27, 2004 and January 3, 2005.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

As a result of the corrections of the errors described above, SWRG restated its financial statements included in this Annual Report on Form 10-K as follows:

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Audited Consolidated Balance Sheet

(dollar amounts in thousands)

	December 29,			December 29,
	2003	Adjustments		2003
	As previously			Restated
	reported
Current assets:
Cash and cash equivalents	$1,898	$—		$1,898
Short-term investments	1,055	—		1,055
Accounts receivable, net	3,098	375	(b)	3,473
Merchandise inventory	4,589	—		4,589
Prepaid expenses	729	—		729
Total current assets	11,369	375		11,744
Property and equipment, net	62,556	(662	)(a)(b)(c)	61,894
Goodwill	6,886	—		6,886
Licensing agreement, net	3,338	—		3,338
Management contract, net	729	—		729
Long-term investments	—	—		—
Other assets	3,863	—		3,863
Total assets	$88,741	$(287)		$88,454
Current liabilities:
Current portion of long-term debt	$2,121	—		$2,121
Accounts payable and accrued expenses	11,085	656	(c)(d)(e)	11,741
Total current liabilities	13,206	656		13,862
Obligations under capital lease	9,991	—		9,991
Long-term debt, net	6,099	—		6,099
Deferred rent	6,008	(169	)(a)(b)(c)(e)	5,839
Total liabilities	35,304	487		35,791
Interest in consolidated variable interest entity	—	—		—
Stockholders’ equity:
Common stock	94	—		94
Additional paid-in capital	69,940	—		69,940
Accumulated deficit	(16,613)	(774	)(a)(c)(d)(e)	(17,387)
Accumulated other comprehensive income	16	—		16
	53,437	(774)		52,663
Total liabilities and stockholders’ equity	$88,741	$(287)		$88,454

(a)    Includes restatement adjustment for the October 29, 2004 restatement relating to the Las Vegas Property, as described above.

(b)   Includes restatement adjustment for the February 23, 2005 restatement relating to tenant improvement allowances, as described above.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

(c)    Includes restatement adjustment for the April 20, 2005 restatement relating to lease accounting, as described above.

(d)   Includes restatement adjustment for the April 20, 2005 restatement relating to gift certificate accounting, as described above.

(e)    Includes miscellaneous adjustments, as described above.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Audited Consolidated Statement of Operations
(dollar amounts in thousands, except per share amounts)
Year ended December 29, 2003

	December 29,			December 29,
	2003	Adjustments		2003
	As previously			Restated
	reported
Consolidated restaurant sales	$93,326	$—		$93,326
Cost of consolidated restaurant sales:
Food and beverage costs	29,405	—		29,405
Salaries and related benefit expenses	26,405	—		26,405
Restaurant operating expenses	15,349	—		15,349
Occupancy and related expenses	4,859	214	(a)(b)(c)(e)	5,073
Marketing and promotional expenses	3,719	—		3,719
Depreciation and amortization expenses	3,781	17	(b)(c)	3,798
Total cost of consolidated restaurant sales	83,518	231		83,749
Income from consolidated restaurant operations	9,808	(231)		9,577
Management fee income	2,182	(64	)(e)	2,118
Income from consolidated and managed restaurants	11,990	(295)		11,695
General and administrative expenses	10,537	83	(d)	10,620
Royalty expense	1,418	—		1,418
Operating income (loss)	35	(378)		(343)
Interest expense, net of interest income	951	—		951
Loss before provision for income taxes	(916)	(378)		(1,294)
Provision for income taxes	206	—		206
Loss before income of consolidated variable interest entity	(1,122)	(378)		(1,500)
Income of consolidated variable interest entity	—	—		—
Net loss	$(1,122)	$(378)		$(1,500)
Net loss per share:
Basic and diluted	$(0.12)	$(0.04)		$(0.16)
Weighted average common shares outstanding:
Basic and diluted	9,364,075	9,364,075		9,364,075

(a)    Includes restatement adjustment for the October 29, 2004 restatement relating to the Las Vegas Property, as described above.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

(b)   Includes restatement adjustment for the February 23, 2005 restatement relating to tenant improvement allowances, as described above.

(c)    Includes restatement adjustment for the April 20, 2005 restatement relating to lease accounting, as described above.

(d)   Includes restatement adjustment for the April 20, 2005 restatement relating to gift certificate accounting, as described above.

(e)    Includes miscellaneous adjustments, as described above.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Audited Consolidated Statement of Operations
(dollar amounts in thousands, except per share amounts)
Year ended December 30, 2002

	December 30,			December 30,
	2002	Adjustments		2002
	As previously			Restated
	reported
Consolidated restaurant sales	$77,310	$—		$77,310
Cost of consolidated restaurant sales:
Food and beverage costs	22,500	—		22,500
Salaries and related benefit expenses	23,031	—		23,031
Restaurant operating expenses	12,281			12,281
Occupancy and related expenses	5,837	(162	)(b)(c)(e)	5,675
Marketing and promotional expenses	3,241	—		3,241
Depreciation and amortization expenses	3,268	110	(b)(c)	3,378
Total cost of consolidated restaurant sales	70,158	(52)		70,106
Income from consolidated restaurant operations	7,152	52		7,204
Management fee income	2,407	(54	)(e)	2,353
Charge for investment in managed restaurants	(722)	—		(722)
Income from consolidated and managed restaurants	8,837	(2)		8,835
General and administrative expenses	9,573	67	(d)	9,640
Royalty expense	1,089	—		1,089
Goodwill impairment	75	—		75
Operating income (loss)	(1,900)	(69)		(1,969)
Interest expense, net of interest income	58	—		58
Loss before provision for income taxes	(1,958)	(69)		(2,027)
Provision for income taxes	169	—		169
Loss before income of consolidated variable interest entity	(2,127)	(69)		(2,196)
Income of consolidated variable interest entity	—	—		—
Net loss	$(2,127)	$(69)		$(2,196)
Net loss per share:
Basic and diluted	$(0.23)	$(0.01)		$(0.24)
Weighted average common shares outstanding:
Basic and diluted	9,354,266	9,354,266		9,354,266

(a)     Includes restatement adjustment for the October 29, 2004 restatement relating to the Las Vegas Property, as described above.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

(b)    Includes restatement adjustment for the February 23, 2005 restatement relating to tenant improvement allowances, as described above.

(c)     Includes restatement adjustment for the April 20, 2005 restatement relating to lease accounting, as described above.

(d)    Includes restatement adjustment for the April 20, 2005 restatement relating to gift certificate accounting, as described above.

(e)     Includes miscellaneous adjustments, as described above.

SWRG and its audit committee have discussed the above errors and adjustments with its predecessor and current independent registered public accounting firms and have determined that a restatement is necessary for the periods described above. This Annual Report on Form 10-K for the fiscal year ended January 3, 2005, reflects the changes for the annual results for the years ended December 30, 2002 and December 29, 2003. SWRG will file restated Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, as soon as practicable in connection with the restatements described above.

(3) Restatement and Change in Accounting Principle—Effect of FIN 46(R) (unaudited)

In accordance with FIN 46(R), SWRG’s consolidated financial statements for the fiscal year ended January 3, 2005 include the accounts and results of the entity that owns Maloney & Porcelli (“M&P”). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”). For comparability purposes, the accounts and results of M&P for the fiscal year ended December 29, 2003 and December 30, 2002 are being included on a unaudited pro forma basis in the table below. FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked one of the above characteristics.

In connection with the adoption of FIN 46(R), SWRG’s net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented.

On April 21, 2005, it was determined that the cumulative effect of change in accounting principle relating to the adoption of FIN46(R) was inaccurately reflected in the financial statements included in SWRG’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of its financial statements for the periods referenced above was required. Under the previous accounting treatment, the accumulated amortization of $771,000 relating to the $1.5 million paid by SWRG in fiscal 1996 for the right to provide management services for Maloney & Porcelli was recorded as a cumulative effect of accounting change pursuant to the adoption of FIN 46(R). The entity that owns Maloney & Porcelli recorded the $1.5 million, but did not

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

record the associated amortization. A correction of an error should have been recorded on the unaudited accounts and results of the entity that owns Maloney & Porcelli to recognize the accumulated amortization relating to the $1.5 million. The $1.5 million and the related accumulated amortization would then both be eliminated in the consolidation of Maloney & Porcelli. The impact of this restatement on the financial statements included in SWRG’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 is to increase the interest in consolidated variable interest entity by $771,000 and to increase the accumulated deficit by $771,000.

In addition, the financial statements for the quarterly periods ended March 31, 2003, June 30, 2003 and September 29, 2003, included in SWRG’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, are being restated to exclude the accounts and results of the entity that owns Maloney & Porcelli due to the impracticality associated with having to restate prior years as well there being no impact from this restatement on its net income (loss) and earnings (loss) per share for those periods. SWRG and its audit committee have discussed the above errors and adjustments with its predecessor and current independent registered public accounting firms and has determined that a restatement is necessary for the periods described above. SWRG will file its Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 as soon as practicable in connection with this restatement. SWRG filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on its financial statements.

For comparability purposes, the unaudited accounts and results for fiscal 2003 and fiscal 2002 are being presented in the table below on an unaudited pro forma basis to give effect to the consolidation of the entity that owns Maloney & Porcelli, pursuant to the adoption of FIN 46(R).

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheet
(dollar amounts in thousands)

	December 29, 2003	FIN 46 Adjustment	December 29, 2003
	Restated (audited)	(unaudited)	Pro forma (unaudited)
Current assets:
Cash and cash equivalents	$1,898	283	$2,181
Short-term investments	1,055		1,055
Accounts receivable, net	3,473	(416)	3,057
Merchandise inventory	4,589	160	4,749
Prepaid expenses	729	116	845
Total current assets	11,744	143	11,887
Property and equipment, net	61,894	854	62,748
Goodwill	6,886		6,886
Licensing agreement, net	3,338		3,338
Management contract, net	729	(729)	—
Long-term investments	—		—
Other assets	3,863	78	3,941
Total assets	$88,454	346	$88,800
Current liabilities:
Current portion of long-term debt	$2,121		$2,121
Accounts payable and accrued expenses	11,741	838	12,579
Total current liabilities	13,862	838	14,700
Obligations under capital lease	9,991		9,991
Long-term debt, net	6,099		6,099
Deferred rent	5,839	438	6,277
Total liabilities	35,791	1,276	37,067
Interest in consolidated variable interest entity	—	(930)	(930)
Stockholders’ equity:
Common stock	94		94
Additional paid-in capital	69,940		69,940
Accumulated deficit	(17,387)		(17,387)
Accumulated other comprehensive income	16		16
	52,663		52,663
Total liabilities and stockholders’ equity	$88,454	346	$88,800

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statement of Operations
Year ended December 29, 2003
(dollar amounts in thousands, except per share amounts)

	December 29, 2003	FIN 46 Adjustment	December 29, 2003
	Restated (audited)	(unaudited)	Pro forma (unaudited)
Consolidated restaurant sales	$93,326	$10,174	$103,500
Cost of consolidated restaurant sales:
Food and beverage costs	29,405	2,753	32,158
Salaries and related benefit expenses	26,405	3,059	29,464
Restaurant operating expenses	15,349	1,738	17,087
Occupancy and related expenses	5,073	778	5,851
Marketing and promotional expenses	3,719	331	4,050
Depreciation and amortization expenses	3,798	227	4,025
Total cost of consolidated restaurant sales	83,749	8,886	92,635
Income from consolidated restaurant operations	9,577	1,288	10,865
Management fee income	2,118	(908)	1,210
Income from consolidated and managed restaurants	11,695	380	12,075
General and administrative expenses	10,620	(2)	10,618
Royalty expense	1,418	—	1,418
Operating income (loss)	(343)	382	39
Interest expense, net of interest income	951	14	965
Loss before provision for income taxes	(1,294)	368	(926)
Provision for income taxes	206	—	206
Loss before income of consolidated variable interest entity	(1,500)	368	(1,132)
Income of consolidated variable interest entity	—	(368)	(368)
Net loss	$(1,500)	$—	$(1,500)
Net loss per share:
Basic and diluted	$(0.16)	$—	$(0.16)
Weighted average common shares outstanding:
Basic and diluted	9,364,075	9,364,075	9,364,075

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statement of Operations
(dollar amounts in thousands, except per share amounts)
Year ended December 30, 2002

	December 30, 2002	FIN 46 Adjustment	December 30, 2002
	Restated (audited)	(unaudited)	Pro forma (unaudited)
Consolidated restaurant sales	$77,310	$10,044	$87,354
Cost of consolidated restaurant sales:
Food and beverage costs	22,500	2,544	25,044
Salaries and related benefit expenses	23,031	2,854	25,885
Restaurant operating expenses	12,281	1,559	13,840
Occupancy and related expenses	5,675	443	6,118
Marketing and promotional expenses	3,241	374	3,615
Depreciation and amortization expenses	3,378	194	3,572
Total cost of consolidated restaurant sales	70,106	7,968	78,074
Income from consolidated restaurant operations	7,204	2,076	9,280
Management fee income	2,353	(1,162)	1,191
Charge for investment in managed restaurants	(722)	—	(722)
Income from consolidated and managed restaurants	8,835	914	9,749
General and administrative expenses	9,640	—	9,640
Royalty expense	1,089	—	1,089
Goodwill impairment	75	—	75
Operating income (loss)	(1,969)	914	(1,055)
Interest expense, net of interest income	58	—	58
Loss before provision for income taxes	(2,027)	914	(1,113)
Provision for income taxes	169	—	169
Loss before income of consolidated variable interest entity	(2,196)	914	(1,282)
Income of consolidated variable interest entity	—	(914)	(914)
Net loss	$(2,196)	$—	$(2,196)
Net loss per share:
Basic and diluted	$(0.24)	$—	$(0.24)
Weighted average common shares outstanding:
Basic and diluted	9,354,266	9,354,266	9,354,266

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

(4) Summary of Significant Accounting Policies

(a) Reporting Period

SWRG utilizes a 52-or 53-week reporting period ending on the Monday nearest to December 31st. The fiscal year ended January 3, 2005 (Fiscal 2004) consisted of 53-weeks and the fiscal years ended December 29, 2003 (Fiscal 2003), December 30, 2002 (Fiscal 2002) and December 31, 2001 (Fiscal 2001) each consisted of 52-week reporting periods.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SWRG after elimination of all material intercompany balances and transactions. In accordance with FIN 46(R), SWRG’s consolidated financial statements for the fiscal year ended January 3, 2005 include the accounts and results of the entity that owns M&P.

(c) Cash and Cash Equivalents

SWRG had cash and cash equivalents of $1,821 and $1,898 as of January 3, 2005 and December 29, 2003, consisting of cash and overnight repurchase agreements and certificates of deposit with an initial term of less than three months as of January 3, 2005 and December 29, 2003, respectively.

(d) Accounts Receivable

Accounts receivable consists primarily of bank credit card accounts receivable, management fees receivable and other miscellaneous receivables.

(e) Allowance for Doubtful Accounts

SWRG estimates an allowance for doubtful accounts based upon the actual payment history of each individual customer, as well as considering changes that occur in the financial condition or the local economy of a particular customer that could affect SWRG’s bad debt expenses and allowance for doubtful accounts. SWRG performs a specific review of major account balances and applies statistical experience factors to the various aging categories of receivable balances in establishing the allowance.

(f) Inventory

Merchandise inventory consists primarily of restaurant food and beverages and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

(g) Investment Securities

Investment securities at January 3, 2005 consist of equity securities. Investment securities at December 29, 2003 consist of debt and equity securities, futures and options. SWRG classifies its debt and equity securities as available for sale securities. The securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as ‘accumulated other comprehensive income’ as a separate component of stockholder’s equity until realized. There were no material unrealized holding gains or losses as of

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

January 3, 2005 and December 29, 2003. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

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

(h) Property and Equipment

Property and equipment is stated at cost. Landlord allowances for leasehold improvements, furniture, fixtures and equipment are recorded as a liability and amortized as a reduction of rent expense. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements and rights are amortized on the straight-line basis over the shorter of the lease term (assuming renewal options) or the estimated useful life of the asset. Rent incurred during the construction period for a restaurant is capitalized as a leasehold improvement. The estimated useful lives are as follows:

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

(j) Goodwill

Goodwill represents the excess of fair value of the aggregate of certain reporting units acquired in the formation of SWRG over the aggregate book value of identifiable net assets for those reporting units. SWRG adopted the provisions of the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite life are not subject to amortization but are tested at least annually for impairment in accordance with the provisions of SFAS No. 142. An impairment loss is recognized to the extent that the implied fair value of the aggregate of certain reporting units is less than their aggregate carrying amount.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required SWRG to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. Upon adoption of SFAS No. 142, SWRG had originally identified its reporting units by restaurant and their carrying values by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-10 Applying Paragraph 19 of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FASB No. 131”) in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds. The consensus concluded that operating segments that do not meet certain quantitative thresholds can be aggregated if the criteria set forth in paragraph 17 of FASB No. 131 is met. As a result of the consensus reached in September 2004 by the EITF in regard to determining whether to aggregate operating segments of an enterprise, SWRG concluded that the entities that were previously viewed as separate reporting entities could now be viewed as one single reporting entity for purposes of assessing goodwill. As such, starting in Fiscal 2004, SWRG compares the fair value of the single reporting entity, using the discounted cash flows method, to the total equity (carrying value) to determine if an impairment exists.

For Fiscal 2004, the fair value of the single reporting unit is in excess of the recorded carrying value.

(k) Long-Lived Assets

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

Costs attributable to a sale and licensing agreement (the “Licensing Agreement”) entered into in 1996 consisted of a $2,500 payment (plus any payments made upon the opening of additional units) and legal fees paid by SWRG to acquire the rights and license to use the names “Smith & Wollensky” and “Wollensky’s Grill” (collectively, the “Names”) as described in Note 8. The Licensing Agreement exists in perpetuity and the original $2,500 payment is being amortized over the thirty year estimated useful life of the Names, using the straight-line method. Any payments made upon the opening of additional units are being amortized over the lesser of the life of the lease, including the renewal period, or the remaining useful life of the Names, using the straight-line method. The net balance as of January 3, 2005 was $3,637.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

The cost of the acquisition of the management contract for the Maloney & Porcelli restaurant in New York City amounting to $1,500 was being amortized over the fifteen-year period of the underlying operating lease, using the straight-line method. In connection with the adoption of FIN46 (R) during the fiscal year ended January 3, 2005, the $1,500 and related accumulated amortization were eliminated in the consolidation of Maloney & Porcelli.

The cost of the acquisition of the management contract for the ONEc.p.s. restaurant amounted to $500 in 2000 and was being amortized over the ten year period of the underlying management contract, using the straight-line method. The accumulated amortization as of December 31, 2001 was $65. In September 2002, SWRG determined that the carrying amount of the management contract and receivable from the ONEc.p.s. restaurant was not recoverable and an impairment had occurred. SWRG recorded a charge for investment in managed restaurants of $722 in the third quarter of 2002, which consisted of a $398 charge against the net investment in the management contract and a $324 charge against the receivable. SWRG was notified by Plaza Operating Partners during October 2004 that it sold the Plaza Hotel, the property in which ONEc.p.s, a restaurant SWRG managed, was located. SWRG was directed by the new owners to close the restaurant by January 1, 2005 and to advise the employees of ONEcps of the closing. On November 1, 2004, SWRG informed certain of its employees that ONEc.p.s. would close effective January 1, 2005. As a result, SWRG no longer accrues additional quarterly management fees under its agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

Amortization expense of intangible assets aggregated $185, $351 and $332 in Fiscal 2004, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

(l) Deferred Rent

SWRG records rental expense on a straight-line basis from the date that SWRG takes control of the premises over the lease term, including renewal periods. Any difference between the calculated expense and the amounts actually paid are reflected as a deferred rent liability in the consolidated balance sheets. SWRG also includes in deferred rent liability landlord allowances for leasehold improvements, furniture, fixtures and equipment. These amounts are amortized on a straight-line basis from the date that SWRG takes control of the premise over the lease term, including renewal periods. SWRG has a policy of capitalizing the portion of deferred rent during the construction period to leasehold improvements.

(m) Marketing and Promotional Expenses

Marketing and promotional expenses in the accompanying consolidated statements of operations include advertising expenses of $2,289, $1,323 and $1,229 for Fiscal 2004, 2003 and 2002, respectively. Marketing and promotional costs are recorded as expense over the period receiving the promotional benefit within the fiscal year.

(n) Pre-Opening Costs

Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

(o) Debt Financing Costs

Deferred debt financing costs, which were included in other assets (see Note 10), relate to costs incurred in connection with bank borrowings and other long-term debt and are amortized over the term of the related borrowings. Amortization expense of deferred financing costs was $112, $59 and $9 in Fiscal 2004, 2003 and 2002, respectively.

(p) Income Taxes

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

(q) Stock Option Plan

SWRG applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Options given to a board member who was also a consultant of SWRG became variable options under FIN 44. The fair value of these options were $50.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

The following table illustrates the effect on the net loss as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	January 3, 2005(a)	December 29, 2003	December 30, 2002
		Restated	Restated
Net loss, as reported	$(2,040)	$(1,500)	$(2,196)
Add (deduct) stock-based employee compensation expense included in reported net loss	(38)	50	(8)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(335)	(274)	(171)
Pro forma net loss	$(2,413)	$(1,724)	$(2,375)
Per common share-basic and diluted
Pro forma net loss	$(0.26)	$(0.18)	$(0.25)
Weighted average common shares outstanding:
Basic and diluted	9,377,223	9,364,075	9,354,266

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN46(R). See Note 3

The per share weighted-average fair value of stock options granted from fiscal 2001 to fiscal 2004 range from $2.14 to $3.45 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free rate of approximately 6%, expected stock volatility of 50% and an expected life of five years.

(r) Use of Estimates

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

(s) Fair Value of Financial Instruments

The carrying value of SWRG’s accounts receivable and accounts payable approximate their fair values based on the short-term nature of such items. The carrying value of the mortgage included in long-term debt approximates fair value since the interest rate is variable at terms currently available to SWRG. The fair value of the term loans and promissory notes was estimated using a discounted cash flow analysis based on SWRG’s incremental borrowing rate. The fair value of the term loans and promissory note at January 3, 2005 was approximately $13,994. Fair value of investments is determined by the most recently traded price

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

of each security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

(t) Revenue Recognition

Sales from consolidated restaurants are recognized as revenue at the point of the delivery of meals and services. Management fee income is recognized as the related management fee is earned, pursuant to the respective agreements.

(u) Gift Certificate Liability

We record a gift certificate liability for gift certificates sold to customers to be redeemed at a future date. The liability is relieved and revenue is recognized when the gift certificates are redeemed.

(v) Concentration of Credit Risk

Financial instruments which potentially subject SWRG to concentration of credit risks consist principally of cash and accounts receivable. SWRG maintains its cash in commercial banks insured by the FDIC. At times, such cash in banks exceeds the FDIC insurance limit. SWRG has established as allowance for doubtful accounts based upon factors surrounding the credit risk of special customers, historical trends and other information.

(w) Effect of New Accounting Standards

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-10 Applying Paragraph 19 of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FASB No. 131”) in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds. The consensus concluded that operating segments that do not meet certain quantitative thresholds can be aggregated if the criteria set forth in paragraph 17 of FASB No. 131 is met. This consensus affects how SWRG assesses the impairment of goodwill. Upon adoption of SFAS No. 142, SWRG had determined that certain restaurants with assigned goodwill were separate reporting units and goodwill was assessed for impairment at the reporting unit level. As a result of the adoption of the EITF, starting in Fiscal 2004, SWRG determined that it operates as one single reporting unit for the purpose of assessing goodwill impairment.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. Under SFAS No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement is not expected to have a material impact on SWRG’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. SWRG is currently assessing the impact of this statement on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS No. 153 amends the guidance in Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on SWRG’s consolidated financial statements.

(x) Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform them to current presentation.

(5) Net Loss Per Common Share

SWRG calculates earnings (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share are computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per common share for Fiscal 2004, Fiscal 2003 and Fiscal 2002 are the same as basic net loss per common share due to the antidilutive effect of the exercise of stock options. Such options amounted to 808,836, 757,783 and 726,033 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

The following table sets forth the calculation for earnings per share on a weighted average basis:

	January 3, 2005(a)	December 29, 2003	December 30, 2002
		Restated	Restated
Numerator:
Net loss available to common stockholders	$(2,040)	$(1,500)	$(2,196)

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

	Total Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares
Denominator:
Conversion of Preferred Stock on May 23, 2001	1,448,499	1,448,499	1,448,499	1,448,499
Beginning Common Shares	3,083,930	3,083,930	3,083,930	3,083,930
Initial Public Offering on May 23, 2001	4,750,000	4,750,000	4,750,000	4,750,000
Warrants exercised on June 14, 2001	71,837	71,837	71,837	71,837
Weighted average common shares outstanding:
Options exercised during 2003	21,983	21,983	9,809
Options exercised during 2004	2,100	974	—	—
Basic and diluted(1)		9,377,223	9,364,075	9,354,266
Per common share—basic and diluted:
Net loss available to common stockholders		$(0.22)	$(0.16)	$(0.24)

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN46(R). See Note 3

(1)          Dilutive shares and basic shares are the same due to the antidilutive effect of the exercise of stock options.

(6) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and equity securities by major security type and class of security at January 3, 2005 and December 29, 2003 were as follows:

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At January 3, 2005:
Available for sale-short-term:
Equity securities	$113	82	—	195
	$113	82	—	195
At December 29, 2003:
Available for sale-short-term:
Corporate debt securities	$600	—	(30)	570
Equity securities	435	46	—	481
Futures and options	4	—	—	4
	$1,039	46	(30)	1,055

Proceeds from the sale of investment securities available for sale were $925, $7,777 and $25,607 in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively and gross realized gains (losses) included in general and administrative expenses in Fiscal 2004, Fiscal 2003 and Fiscal 2002 were $20, ($53) and $42, respectively.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

(7) Property and Equipment

Property and equipment consists of the following:

	Jan. 3, 2005	Dec. 29, 2003
	(a)	Restated
Land	$11,262	$11,262
Building and building improvements	7,317	7,317
Machinery and equipment	13,312	9,639
Furniture and fixtures	8,730	7,080
Leasehold improvements	57,552	40,910
Leasehold rights	3,376	3,376
Construction-in-progress	—	4,787
	101,549	84,371
Less accumulated depreciation and amortization	(28,296)	(22,477)
	$73,253	$61,894

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 3

Land includes $8,044 of assets under capital lease and machinery and equipment includes $1,500 of assets under capital lease (see note 13). Depreciation and amortization expense of property and equipment was $4,509, $3,868 and $3,478 in Fiscal 2004, 2003 and 2002, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. In connection with SWRG’s assets under construction in 2004 and 2003, SWRG has capitalized $123 and $111 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost.

(8) Licensing Agreement

On August 16, 1996, SWRG entered into a Licensing Agreement with St. James Associates (“St. James”), the owner of the Smith & Wollensky restaurant in New York. St. James is an entity related through common management and ownership (note 17).

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)

(in thousands, except shares and per share/unit amounts)

There are future minimum royalty payments relating to (ii) and (iii) above which are as follows:

Fiscal year:
2005	$800
2006	800
2007	800
2008	800
2009	800
2010 and each year thereafter	800

During Fiscal 2004 and 2003, SWRG paid $457 and $224, respectively, in connection with the opening of the Smith & Wollensky units in Houston, Texas and Boston, Massachusetts in Fiscal 2004 and the opening of the Smith & Wollensky in Dallas, Texas in Fiscal 2003. Amortization expense for licensing agreements was $158, $144 and $134 in fiscal 2004, 2003 and 2002, respectively.

(9) Management Agreements

SWRG manages the Smith & Wollensky restaurant in New York City and receives annual management fees of 2.3% of restaurant sales. An unrelated general partner of St. James has the right to terminate the management agreement if SWRG’s Chairman no longer directs the delivery of the management services and if certain financial thresholds are not met.

Pursuant to the terms of a restaurant management agreement (the “Post Agreement”) dated October 29, 1996, as amended, SWRG manages the Post House Restaurant in the Lowell Hotel and the food and beverage service for the Lowell Hotel. SWRG receives a management fee of 6% of gross revenue, as defined. The Post Agreement expires on January 23, 2007 and is subject to cancellation by either party under specified conditions.

SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”) dated April 18, 1996. SWRG paid $1,500 for the right to provide these management services. Under the provisions of the Maloney Agreement, SWRG will receive a management fee equal to the sum of 3% of restaurant sales and a percentage of net cash flows, as defined. The Maloney Agreement can be terminated by either party for cause. The Maloney Agreement expires on December 31, 2011.

The Maloney Agreement requires that SWRG make the following minimum distributions to the restaurant owner, after payment of SWRG’s management fee:

Fiscal year:
2005	$480
2006	480
2007	480
2008	480
2009	480
Thereafter	960

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

Prior to December 2002, SWRG operated Park Avenue Café in Chicago, Mrs. Park’s Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago (“Doubletree”) pursuant to a sub-management agreement (the “Doubletree Agreement”). SWRG received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership (“HSR”), the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Café restaurant in Chicago and discontinued SWRG’s requirement to provide other food and beverage department service for the Doubletree. As a result, SWRG no longer receives the fees described above. During the three-month period ended March 31, 2003, SWRG reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and requires SWRG to provide management services to support that location. In exchange for the use of the Mrs. Park’s Tavern name and related management support SWRG received an annual fee of $50. The agreement was to automatically renew each year, unless notification of cancellation is given, by either party, at least 90 days prior to December 31. The change in this agreement resulted in a lower than anticipated future cash flow for SWRG under the terms of the Doubletree Agreement. The change required SWRG to reassess the fair value of its goodwill, which resulted in an impairment charge of $75. During 2004, SWRG agreed to reduce its annual fee to $12 for the continued use by HSR of the name Mrs. Parks Tavern, but no longer provides management services to support the location.

SWRG managed the operations of the ONEc.p.s. restaurant, located in the Plaza Hotel, New York, pursuant to the terms of a restaurant management agreement between Plaza Operating Partners, Ltd. (“Owner”) and Parade 59 Restaurant, LLC, (“Manager”) an entity SWRG controls, dated September 7, 2000 (the “ONEc.p.s. Agreement”). SWRG paid $500 for the right to provide these management services. Under the provisions of the ONEc.p.s. Agreement, SWRG was to receive a management fee equal to the sum of 4% of the gross revenues recognized from services provided at ONEc.p.s plus an additional fee, as set forth in the ONEc.p.s. agreement. The ONEc.p.s. Agreement would have expired on September 12, 2010 and could have been terminated by the restaurant owner (i) if SWRG failed to meet the agreement’s performance goals, (ii) at any time, upon 90 days’ notice to SWRG and the payment of a fee, determined by a formula in the ONEc.p.s. Agreement, which allows for a maximum payment to SWRG of four years of additional management fees or (iii) at any time, if the person who controls SWRG’s day-to-day operations or has overall control and decision making authority, is replaced by means other than in the ordinary course of SWRG’s business operations. The ONEc.p.s. Agreement could have been terminated by Plaza Operating Partners, Ltd. at any time immediately upon notice to us, due to the fact that pre-opening costs, as defined, exceed $5,250.

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

its share of the additional funding for operating losses. During the three months ended September 30, 2002, SWRG recorded an additional write-off of $324 for the remaining portion of the receivable.

On December 31, 2003 SWRG and Manager, amended the ONEc.p.s. Agreement with Owner. Effective January 1, 2004, Owner agreed to pay Manager $50 per quarter as a minimum base management fee. The minimum base management fee was to be credited against any management fee that Manager earned under the ONEc.p.s Agreement. This amendment also gave either party the right to fund or refuse to fund any necessary working capital requirements. Plaza Operating Partners agreed to fund the cash requirements of ONEc.p.s. until October 16, 2004, the date that SWRG was notified that the Plaza Hotel was sold, the property in which ONEc.p.s was located, and directed us to advise the employees of ONEc.p.s. of the closing. SWRG funded the cash requirements of ONEc.p.s. until January 1, 2005 the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, SWRG informed certain of its employees that ONEc.p.s. would close effective January 1, 2005. As a result, SWRG no longer accrues additional quarterly management fees under its agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

SWRG is subject to various covenants and operating requirements in these management agreements that, if not complied with or otherwise met, provide for the right of the other party to terminate these agreements. SWRG was in compliance with the above at January 3, 2005.

(10) Other Assets

Other assets consist of the following:

	Jan. 3, 2005(c)	Dec. 29, 2003
		Restated
Artwork—nondepreciable assets	$2,122	$1,954
Smallwares(a)	1,209	817
Deferred debt financing costs(b)	323	257
Deposits	739	540
Other	335	295
	$4,728	$3,863

(a)           Smallwares consist of tableware, supplies and other miscellaneous items on-hand in inventory.

(b)          Deferred debt financing costs are being amortized over the term of the appropriate agreements.

(c)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 3

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

(11) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	Jan. 3, 2005(a)	Dec. 29, 2003
		Restated
Accounts payable	$5,926	$4,626
Accrued rent and real estate taxes	728	661
Accrued advertising	324	125
Accrued income taxes payable	260	125
Accrued professional fees	686	209
Sales taxes payable	992	637
Accrued payroll and payroll taxes	3,144	1,912
Gift certificates payable	1,550	1,394
Medical insurance claims payable	405	533
Litigation settlement payable	300	525
Due to related parties	674	451
Other accrued expenses	749	543
	$15,738	$11,741

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 3

(12) Long-Term Debt

Long-term debt consists of the following:

	Jan. 3, 2005	Dec. 29, 2003
Mortgage and loan payable(a)	$1,550	$1,643
Term loan(b)	3,367	3,767
Promissory note(c)	550	1,100
Term loan(d)	1,520	1,710
Line of credit(e)	2,000	—
Promissory note(f)	1,953	—
Line of credit(g)	2,000	—
Total debt	12,940	8,220
Less current portion	3,329	2,121
Long-term debt	$9,611	$6,099

(a)           In fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG was obligated to make quarterly and annual payments over a six-year period. These obligations generally bore interest at rates ranging from 9% to 12%. The final payment for these obligations was made in 2003. In addition, SWRG assumed a mortgage on the

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, SWRG also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year.

(b)          On August 23, 2002, SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. (“Morgan Stanley”). Under the agreement, SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC (the “Borrower”). SWRG, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of approximately $33 for this portion of the loan over the term of the loan and a balloon payment of approximately $2,033 on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. SWRG did not draw down the remaining balance because, as an alternative to purchasing the land, SWRG signed an amendment to its lease agreement, as discussed below.

(c)           On October 9, 2002, SWRG purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of SWRG. This loan bears interest at 8% per annum and requires annual principal payments of $550 with the first installment being prepaid on March 4, 2003, and the subsequent two installments originally due on October 9, 2004 and October 9, 2005, respectively. SWRG received a 60-day extension on the installment due on October 9, 2004, which SWRG paid on December 9, 2004. The promissory note is secured by a first mortgage relating to the Dallas property.

(d)          On December 24, 2002, SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, SWRG and Dallas S&W L.P., a wholly owned subsidiary of SWRG, are the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million was used for its new restaurant development program, and $550 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of $16 for this loan over the term of the loan and a balloon payment of approximately $966 on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

(e)           On January 30, 2004, SWRG entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, SWRG is the guarantor of borrowings by the Borrower. Through the Borrower, SWRG has the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR, which was 2.4% at December 31, 2004, plus 3% per annum, payable on a monthly basis. SWRG is also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG may at anytime repay advances on this line without penalty. SWRG is obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower.

(f)             On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of SWRG, signed a $2.0 million promissory note in favor of Hibernia National Bank (“Hibernia”). The $2.0 million was used by SWRG for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of $17 for this note over the term of the note with a balloon payment of approximately $1,548 on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At January 3, 2005, New Orleans was in compliance with the financial covenant contained in the loan agreement between New Orleans and Hibernia.

(g)           On July 21, 2004, SWRG entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, SWRG and Smith & Wollensky of Boston LLC are the guarantors of borrowings by the Borrower. The $2.0 million was used by SWRG for construction costs related to the new Smith & Wollensky restaurant in Boston. Advances under this line of credit bears interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. SWRG is also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG may at anytime repay advances on this line without penalty. SWRG is obligated to repay the principal portion of this line on May 31, 2005, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower.

On March 17, 2004, SWRG signed a first amendment to covenants agreement with Morgan Stanley. The amendment increased to $525 the amount that SWRG may exclude from the determination of any of its covenants, under the term loan agreements and line of credit facilities, as a result of the settlement of a legal dispute between SWRG and a third party.

On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our line of credit facility for the periods described in Note 2. On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the line of credit agreement effective as of September 27, 2004. At January 3, 2005, SWRG was in compliance with all the financial covenants contained in this amended line of credit facility. The costs in connection with the amendment were approximately $20.

On April 26, 2005, a letter was signed by Morgan Stanley confirming the exclusion of the restatement adjustments relating to certain of our leases and the accounting for gift certificates from the financial

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

covenants contained in our term loan agreements and line of credit facilities for the periods described in Note 2 to the Notes to Consolidated Financial Statements.

The weighted average interest rate of SWRG’s total debt was approximately 6% at January 3, 2005.

Principal payments on long-term debt are as follows:

Fiscal year:
2005	$3,329
2006	792
2007	4,475
2008	2,333
2009	1,634
Thereafter	377
$12,940

(13) Capital Lease Obligation

On April 29, 2003, SWRG signed a second amendment to its lease agreement (the “Agreement”) with The Somphone Limited Partnership (“Lessor”), the owner of the property for the Las Vegas restaurant. The Agreement, which is being treated as a capital lease, adjusts the annual fixed payment to $400 per year from May 1, 2003 to April 30, 2008 and to $860 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to SWRG effective May 1, 2003. SWRG will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price is approximately $10,000 at May 1, 2003, and escalates to approximately $12,100 at the end of five years. SWRG is required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years SWRG does not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10,500. The down payments for the purchase of the land over the next four years as of January 3, 2005 will be as follows:

Fiscal year
2005	$298
2006	328
2007	360
2008	123
$1,109

If SWRG exercises the option, the Lessor is obligated to provide SWRG with financing in the amount of the purchase price applicable at the time of the closing, less the down payments already made by SWRG, at an interest rate of 8% per annum, payable over ten years.

The Agreement also provides the Lessor with a put right that would give the Lessor the ability to require SWRG to purchase the property at any time after June 15, 2008 at the then applicable purchase

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

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

On October 29, 2004, it was determined that the accounting treatment for the Agreement was inaccurately reflected in SWRG’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and its Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004. In connection with the Agreement, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was included as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003.

On March 23, 2005, S&W of Las Vegas, LLC (the “Borrower”) entered into a Contract of Sale (the “Agreement”) with Metroflag SW, LLC (the “Buyer”) pursuant to which, simultaneously upon closing, (i) the Borrower will assign to the Buyer its existing ground lease (the “ Existing Lease”) in respect of the property located at 3767 Las Vegas Boulevard South, Las Vegas, Nevada (the “Las Vegas Property”), (ii) the Buyer will purchase the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower will lease the Las Vegas Property from the Buyer in accordance with the terms of a lease-back lease (the “New Lease”). The aggregate purchase price is expected to equal $30,000, payable as follows: (a) approximately $10,700 to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30,000 and the amount payable to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19,300). The Borrower expects to receive net proceeds from the transactions equal to approximately $19,100 (before taxes) and is required to use approximately $8,700 of the net proceeds from the transactions to repay existing indebtedness. Any gain recognized would be deferred and recognized over the life of the lease.

The New Lease will have a 40 year term and require the Borrower to pay a negotiated rent, subject to certain increases over time. The Agreement contains, and the New Lease is expected to contain, representations, warranties, covenants and indemnities that are typical for transactions of this kind. Although the transactions are expected to close during the quarter ending July 4, 2005, the transactions are subject to a number of closing conditions and there can be no assurance that the transactions will be consummated. The Borrower is currently evaluating the accounting treatment for this transaction.

On December 23, 2004, Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P. (collectively, the “Lessees”), each a wholly-owned subsidiary of SWRG, entered into a Master Lease Agreement and related schedules (the “Lease”) with General Electric Capital Corporation, which subsequently assigned its rights, interests and obligations under the Lease to Ameritech Credit Corporation, d/b/a SBC Capital Services (“SBC”), pursuant to which SBC acquired certain equipment and then leased such equipment to the Lessees. The transaction enabled the Lessees to finance approximately $1,500 of existing equipment. Subject to adjustment in certain circumstances, the monthly rent payable

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

under the Lease is $31. The Lessees are treating this transaction as a sale-leaseback transaction with the lease being classified as a capital lease and the gain recorded on the sale of approximately $151 was deferred and is being recognized over the life of the Lease. The $1,500 was used for construction costs related to the Smith & Wollensky restaurant in Boston. The monthly payments were calculated using an annual interest rate of approximately 7.2%. In connection with the transaction, SWRG entered into a Corporate Guaranty on December 23, 2004 to guarantee the Lessees’ obligations under the Lease. The Lessees may after 48 months, and after giving 30 days notice, purchase back all the equipment listed under the Lease at a cost of approximately $405. The principal payments on this capital lease as of January 3, 2005 will be as follows:

Fiscal year
2005	$245
2006	263
2007	283
2008	304
2009	326
2010	79
$1,500

(14) Restaurant Related Commitments

All of SWRG’s consolidated restaurants operate in leased premises, with the exception of the Smith & Wollensky locations in New Orleans and Dallas, which are owned properties. Remaining lease terms range from approximately 2 to 54 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such leases and/or scheduled minimum rent increases during the terms of the leases. Rent incurred during the construction period for a restaurant is capitalized as a leasehold improvement. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at January 3, 2005 and December 29, 2003 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $8,647 and $5,839, respectively.

Future minimum annual rental commitments under all operating leases are as follows:

Fiscal year:
2005	$4,493
2006	4,408
2007	4,395
2008	4,494
2009	4,364
Thereafter	52,096
$74,250

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

SWRG is contingently liable under letters of credit aggregating $168 at January 3, 2005 and December 29, 2003, respectively, for deposits with the landlord of one of its restaurants and the corporate office.

Rental expense consists of the following:

	Fiscal
	2004(a)	2003	2002
		Restated	Restated
Minimum rentals	$4,179	$3,766	$4,680
Contingent rentals	1,272	698	798
	$5,451	$4,464	$5,478

(a)    Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 3

(15) Income Taxes

The income tax provision for Fiscal 2004, Fiscal 2003 and Fiscal 2002 represents certain state and local taxes. The provision for income taxes consists of the following:

	Fiscal
	2004(a)	2003	2002
		Restated	Restated
Federal:
Current	$—	$—	$—
State and local:
Current	225	206	169
	$225	$206	$169

(a)    Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 3

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

	Fiscal 2004(a)	Fiscal 2003	Fiscal 2002
		Restated	Restated
Computed “expected” tax benefit	$(209)	$(440)	$(689)
Increase (reduction) in income taxes resulting from:
Change in the beginning of the year valuation allowance for deferred tax assets	1,494	(120)	2,577
State and local income taxes, net of federal income tax benefit	149	136	110
Tax credits	(1,351)	(516)	(1,599)
Nondeductible expenses	213	95	57
Other, net	(71)	1,051	(287)
	$225	$206	$169

(a)    Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 3

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are presented below:

	Jan. 3, 2005(a)	Dec 29, 2003
		Restated
Deferred tax assets:
Federal net operating loss carryforwards	$3,493	$2,759
State net operating loss carryforwards	—	102
AMT credit carryforward	206	206
Deferred rent	1,958	1,909
Accrued expenses	1,718	295
Historic rehabilitation and enterprise zone credits	924	924
FICA tax credits	3,787	2,436
	12,086	8,631
Less valuation allowance	9,848	8,354
Deferred tax liabilities:	2,238	277
Property and equipment principally due to difference in depreciation and amortization	(2,238)	(277)
Net deferred tax assets	$—	$—

(a)    Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 3

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses and tax credits can be carried forward. Management considers projected future taxable income and tax planning strategies in making this assessment. After consideration of SWRG’s operating losses in recent years and projections for future taxable income over the period, which the deferred tax assets are deductible, a full valuation allowance has been established against SWRG’s net deferred tax assets.

As of January 3, 2005, SWRG has available $4,917 in tax credits, which are available under certain circumstances to reduce income taxes due, and approximately $9,201 in federal and state net operating loss carryforwards, which are available to offset future taxable income in certain states. These credits and net operating loss carryforwards will expire in various years from 2010 to 2023 and may be subject to certain annual limitations.

(16) Common Stock

The 2001 Stock Incentive Plan (“2001 Stock Incentive Plan”) provides for the granting of options to purchase shares of our Common Stock and stock awards. Options may be incentive stock options, as defined in Section 422 of the Internal Revenue Code (the “Code”), granted only to our employees (including officers who are also employees) or non-qualified stock options granted to our employees, directors, officers and consultants. Stock awards may be granted to employees of, and other key individuals engaged to provide services to, SWRG and its subsidiaries. The 2001 Stock Incentive Plan was adopted and approved by our directors in March 2001 and our stockholders in April 2001.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

The 2001 Stock Incentive Plan may be administered by our Board of Directors or by our Compensation Committee, either of which may decide who will receive stock option or stock awards, the amount of the awards, and the terms and conditions associated with the awards. These include the price at which stock options may be exercised, the conditions for vesting or accelerated vesting, acceptable methods for paying for shares, the effect of corporate transactions or changes in control, and the events triggering expiration or forfeiture of a participant’s rights. The maximum term for stock options may not exceed ten years, provided that no incentive stock options may be granted to any employee who owns ten percent or more of SWRG with a term exceeding five years.

The maximum number of shares of Common Stock available for issuance under the 2001 Stock Incentive Plan is 583,333 shares, increased by 4% of the total number of issued and outstanding shares of Common Stock (including shares held in treasury) as of the close of business on December 31 of the preceding year on each January 1, beginning with January 1, 2002, during the term of the 2001 Stock Incentive Plan. However, the number of shares available for all grants under the 2001 Stock Incentive Plan is limited to 11% of SWRG’s issued and outstanding shares of capital stock on a fully-diluted basis. Accordingly, the maximum number of options to purchase shares of Common Stock available for issuance in 2004 was approximately 357,000 shares. In addition options may not be granted to any individual with respect to more than 500,000 total shares of Common Stock in any single taxable year (taking into account options that were terminated, repriced, or otherwise adjusted during such taxable year).

The 2001 Stock Incentive Plan provides that proportionate adjustments shall be made to the number of authorized shares which may be granted under the 2001 Stock Incentive Plan and as to which outstanding options, or portions of outstanding options, then unexercised shall be exercisable as a result of increases or decreases in SWRG’s outstanding shares of common stock due to reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, combination of shares, or dividends payable in capital stock, such that the proportionate interest of the option holder shall be maintained as before the occurrence of such event. Upon the sale or conveyance to another entity of all or substantially all of the property and assets of SWRG, including by way of a merger or consolidation or a Change in Control of SWRG, as defined in the 2001 Stock Incentive Plan, our Board of Directors shall have the power and the right to accelerate the exercisability of any options.

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

On September 5, 2002 SWRG granted options pursuant to an option exchange program (the “Option Exchange Program”) that SWRG initiated in February 2002 in order to allow employees, officers and directors to cancel all or some stock options to purchase its common stock having an exercise price greater than $5.70 per share granted under its 1996 Stock Option Plan, its 1997 Stock Option Plan and its 2001 Stock Incentive Plan in exchange for new options granted under the 2001 Stock Incentive Plan. Under the Option Exchange Program, the new options were issued on September 5, 2002 with an exercise price of $3.88. The exercise price of each option received under the exchange program equaled 100% of the price

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

of SWRG’s common stock on the date of grant of the new options, determined in accordance with the terms of the 2001 Stock Incentive Plan. An employee received options under the exchange program with an exercise price of $4.27, or 110% of the fair market value of SWRG’s common stock on the date of grant. The new options vest over periods ranging from four months to five years, in accordance with the vesting schedule of the cancelled options. SWRG structured the Option Exchange Program in a manner that did not result in any additional compensation charges or variable award accounting.

In June and July 2003, SWRG granted options to purchase 127,000 shares of common stock under the 2001 Stock Incentive Plan. The weighted average exercise price of the options granted was $5.05 per share, the estimated fair market value of the underlying common shares at the date of grant. Each option granted in June and July 2003 will vest over a period of five years.

In August 2004, SWRG granted options to purchase 83,500 shares of common stock under the 2001 Stock Incentive Plan. The weighted average exercise price of the options granted was $5.70 per share, the fair market value of the underlying common shares at the date of grant. Each option granted in August 2004 will vest over a period of five years. An employee received options under this grant with an exercise price of $6.27, or 110% of the fair market value of SWRG’s common stock on the date of grant.

As of January 3, 2005, options to purchase 808,836 shares of common stock were outstanding under the 2001 Stock Incentive Plan.

Activity relating to SWRG’s option plans was as follows:

	Number of options	Weighted average exercise price per share of common stock
Options outstanding at December 31, 2001	728,016	$7.97
Option exchange program-cancelled	(445,800)	9.39
Option exchange program-issued	445,800	3.97
Options granted during Fiscal 2002	8,900	3.88
Options forfeited during Fiscal 2002	(10,883)	5.47
Options outstanding at December 30, 2002	726,033	4.56
Options forfeited during Fiscal 2003	(73,267)	5.64
Options granted during Fiscal 2003	127,000	5.05
Options exercised during Fiscal 2003	(21,983)	3.91
Options outstanding at December 29, 2003	757,783	4.56
Options forfeited during Fiscal 2004	(30,347)	5.28
Options granted during Fiscal 2004	83,500	5.70
Options exercised during Fiscal 2004	(2,100)	5.61
Options outstanding at January 3, 2005	808,836	$4.64

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

As of January 3, 2005, the weighted average remaining contractual life of options outstanding was six years. As of January 3, 2005, the following options were exercisable at the following exercise prices:

Number of options	Weighted Average Exercise price	Weighted Average Remaining contractual life (in years)
245,000	$3.88	4.7
60,000	4.27	4.7
22,000	5.04	8.5
2,000	5.12	8.6
120,000	5.70	6.7
449,000	$4.43	5.4

(17) Related Party Transactions

SWRG manages the Smith & Wollensky restaurant in New York City, and receives annual management fees of 2.3% of restaurant sales. An affiliate of the Company’s Chairman is a general and limited partner of St. James, which owns the Smith & Wollensky restaurant in New York and the Names in the reserved territory, as well as a general and limited partner of MW Realty Associates, which owns the property on which the Smith & Wollensky restaurant is located. Management fee revenue relating to this agreement amounted to approximately $609, $547 and $564 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

Pursuant to the Licensing Agreement with St. James, SWRG obtained the rights and license to use the Names for $2,500. The agreement also provides for additional payments to St. James relating to new restaurant openings and also contains a provision for the payment of a specified termination fee. During Fiscal 2004 and 2003, SWRG paid $457 and $224, respectively, in connection with the opening of Smith & Wollensky units in Houston, Texas and Boston, Massachusetts in Fiscal 2004 and the Smith & Wollensky in Dallas, Texas in Fiscal 2003. In addition, SWRG must pay a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, as defined, subject to certain annual minimums. During Fiscal 2004 and 2003, SWRG paid royalty fees of $1,782 and $1,418, respectively.

One of SWRG’s directors has also provided consulting services to SWRG since 1997 on an at-will basis for which he receives $500 per day plus reimbursement for out-of-pocket expenses. In Fiscal 2004, Fiscal 2003 and Fiscal 2002, the Company paid an aggregate of $185, $165 and $156, respectively, for such consulting services. Effective January 4, 2005, this director became an employee of SWRG.

(18) Benefit Plan

SWRG offers a 401(k) retirement savings plan to all full-time employees age 21 or older upon completing six-months of service (500 hours in any 6-month period). Employees may contribute a percentage of their gross salaries as defined in the plan, subject to limits prescribed by the IRS. SWRG contributions are at the discretion of the board of directors. Participants contributions and earnings are fully vested, SWRG contributions and earnings vest ratably over five years. For Fiscal 2004, Fiscal 2003

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

and Fiscal 2002, SWRG contributions to the plan amounted to approximately $105, $89, and $87, respectively.

(19) Commitments and Contingencies

Legal Matters

On or about September 5, 2001, Mondo’s of Scottsdale, L.C. (“Mondo’s”) filed a suit against SWRG alleging that it had entered into an agreement to purchase all of the leasehold interest in, and certain fixtures and equipment located at, Mondo’s restaurant located in Scottsdale, Arizona. The suit was filed in the Superior Court of the State of Arizona in and for the County of Maricopa and had been set to go to jury trial in March 2004. The plaintiff requested damages of approximately $2.0 million. On March 18, 2004, the parties tentatively agreed to settle the matter for $525 and a reserve of $525 was established as of December 29, 2003. On April 9, 2004 a final settlement was reached between the parties and, in accordance with the settlement, SWRG made the first payment of $225 on April 9, 2004 and the final payment of $300 on April 11, 2005.

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of SWRG that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners ELAD Properties, LLC and CPS1, LLC (collectively the “Defendants”) alleging that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel, guest, room and credit account charges to Parade, and (3) failed to pay termination costs to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3.5 million. SWRG believes that it will likely prevail in these matters and that the risk of material loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, its financial position, results of operations and cash flows could be adversely affected.

SWRG is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG’s consolidated financial position, results of operations or liquidity.

Employment and Non-Competition Agreements

SWRG has an employment agreement with the Company’s Chief Executive Officer expiring in May 2006. The agreement entitles the Company’s Chief Executive Officer to a minimum salary, as well as an annual bonus based on targets set by its Board of Directors. In addition, SWRG has an employment agreement with its former President, who is currently overseeing the Smith & Wollensky in Boston, which expires in April 2006.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

Future minimum commitments under all employment agreements are as follows:

Fiscal year:
2005	$1,086
2006	454
$1,540

SWRG has a non-competition agreement with the Company’s Chief Executive Officer expiring in May 2007. In consideration of this, SWRG made quarterly payments of $37 in fiscal 2002, fiscal 2003 and fiscal 2004 to the Company’s Chairman. No additional payments are required under the non-competition agreement.

(20) Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	March 29, 2004(a)	March 29, 2004(a)	June 28, 2004(a)	June 28, 2004(a)	September 27, 2004(a)	September 27, 2004(a)	January 3, 2005(a)
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Consolidated restaurant sales	$30,652	$30,652	$30,010	$30,010	$24,480	$24,480	$37,990
Management fee income	315	315	316	316	260	260	301
Operating income (loss)	491	332	934	777	(2,786)	(2,859)	2,644
Net income (loss) applicable to common shares	$(70)	$(229)	$263	$106	$(3,159)	$(3,232)	$1,315
Net income (loss) per common shares:
Basic	$(0.01)	$(0.02)	$0.03	$0.01	$(0.34)	$(0.34)	$0.14
Diluted	$(0.01)	$(0.02)	$0.03	$0.01	$(0.34)	$(0.34)	$0.13
Weighted average shares used in computing net loss per share:
Basic	9,376,349	9,376,349	9,376,349	9,376,349	9,377,960	9,377,960	9,378,349
Diluted	9,376,349	9,376,349	10,131,915	10,131,915	9,377,960	9,377,960	9,846,945

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

	March 31, 2003(b)	March 31, 2003	June 30, 2003(b)	June 30, 2003	September 29, 2003(b)	September 29, 2003	December 29, 2003(b)	December 29, 2003
		Restated		Restated		Restated		Restated
Consolidated restaurant sales	$22,992	$22,992	$23,679	$23,679	$21,073	$21,073	$25,582	$25,582
Management fee income	508	508	504	504	331	331	839	775
Operating income (loss)	204	204	549	558	(1,235)	(1,437)	517	332
Net income (loss) applicable to common shares	$58	$58	$215	$153	$(1,630)	$(1,782)	$235	$71
Net income (loss) per common shares-
Basic	$0.01	$0.01	$0.02	$0.02	$(0.17)	$(0.19)	$0.03	$0.01
Diluted	$0.01	$0.01	$0.02	$0.02	$(0.17)	$(0.19)	$0.02	$0.01
Weighted average shares used in computing net loss per share:
Basic	9,354,266	9,354,266	9,354,481	9,354,481	9,371,907	9,371,907	9,375,664	9,375,664
Diluted	9,529,151	9,529,151	9,806,731	9,806,731	9,371,907	9,371,907	10,071,452	9,375,664

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 3

(b)          Reflects the quarterly results as presented in the Annual Report on Form 10-K for the fiscal year ended December 29, 2003. Does not reflect the quarterly results as presented in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004. For comparability purposes, the unaudited results for the quarterly periods ended March 31, 2003, June 30, 2003 and September 29, 2003 that were included in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, included the unaudited accounts and results of the entity that owns M&P.

(21) Subsequent Events

On March 23, 2005, S&W of Las Vegas, LLC the (“Borrower”) entered into the Las Vegas Agreement with the Buyer pursuant to which, simultaneously upon closing, (i) the Borrower will assign to the Buyer its Existing Lease in respect of the Las Vegas Property, (ii) the Buyer will purchase the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower will lease the Las Vegas Property from the Buyer in accordance with the terms of the New Lease. The aggregate purchase price is expected to equal $30,000, payable as follows: (a) approximately $10,700 to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30,000 and the

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 3, 2005 and December 29, 2003 (Continued)
(in thousands, except shares and per share/unit amounts)

amount payable to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19,300). The Borrower expects to receive net proceeds from the transactions equal to approximately $19,100 (before taxes) and is required to use approximately $8,700 of the net proceeds from the transactions to repay existing indebtedness. Any gain recognized would be deferred and recognized over the life of the lease.

The New Lease will have a 40 year term and require the Borrower to pay a negotiated rent, subject to certain increases over time. The Las Vegas Agreement contains, and the New Lease is expected to contain, representations, warranties, covenants and indemnities that are typical for transactions of this kind. Although the transactions are expected to close during the quarter ending July 4, 2005, the transactions are subject to a number of closing conditions and there can be no assurance that the transactions will be consummated.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions	Balance at End of Period
Year ended January 3, 2005
Allowance for doubtful accounts	$95	$46	$(63)	$78
Year ended December 29, 2003
Allowance for doubtful accounts	$55	$140	$(100)	$95
Year ended December 30, 2002
Allowance for doubtful accounts	$340	$162	$(447)	$55

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant(2)
3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant(2)
3.3	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	Reference is made to Exhibit Nos. 3.1, 3.2 and 3.3
10.1	Lease by and between Holrod Associates and Thursday’s Supper Pub, Inc. assigned to Manhattan Ocean Club Associates, dated August 31, 1983, including all amendments thereto(2)
10.2	Letter regarding amendment to lease by and between Holrod Associates and Thursday’s Supper Pub, Inc. assigned to Manhattan Ocean Club Associates, dated April 27, 2001(2)
10.3	Lease by and between Beekman Tenants Corporation and White & Witkowsky, Inc., dated November 1, 1991(2)
10.4	Lease by and between Rockefeller Center North, Inc. and White & Witkowsky, Inc., dated June 21, 1988(2)
10.5	Lease by and between the City of Miami Beach and Specialty Restaurants Corporation, dated February 8, 1985, including all addenda thereto(2)
10.6	Lease by and between Marina City Hotel Enterprises, L.L.C. and S&W Chicago, L.L.C., dated July 31, 1997(2)
10.7	Lease with an option to purchase by and between The Somphone Limited Partnership and S&W of Las Vegas, L.L.C., dated February 9, 1998, including amendments, guaranty and exhibits thereto(2)
10.8	Specific Assignment, Subordination and Attornment Agreement by and among S&W D.C., L.L.C., 1112 Nineteenth Street Associates and Aid Associates for Lutherans, dated September 18, 1998(2)
10.9	Lease Agreement by and between 1112 Nineteenth Street Associates and S&W D.C., L.L.C., dated July 8, 1998,including amendments, guaranty and exhibits thereto(2)
10.10	Lease Agreement by and between Pennsylvania Plaza Associates and M.O.C. of Miami, L.L.C., dated April 7, 1999, including exhibits thereto(2)
10.11	Lease Agreement by and between The Rittenhouse Development Company and S&W of Philadelphia, LLC, dated February 18, 2000(2)
10.12	Lease Agreement by and between Saunstar Operating Co., LLC and S&W of Boston LLC, dated April 6, 2000, including amendments thereto(2)
10.13	Management Agreement by and between 37 East 50th Street Corporation and Restaurant Group Management Services, L.L.C., dated April 18, 1996(2)
10.14	Sale and License Agreement by and between St. James Associates and The New York Restaurant Group, LLC, dated August 16, 1996(2)
10.15	Letter Agreement by and between St. James Associates and The Smith & Wollensky Restaurant Group, Inc., dated April 26, 2001(2)
10.16	First Amended and Restated Agreement of Limited Partnership of St. James Associates, L.P., dated December 1, 1999(2)
10.17	Management Agreement dated February 26, 1991, among Stillman’s First and Nabil Chartouni and Fouad Chartouni, the owners of The Post House, including amendments thereto(2)
10.18	Seventh Amendment to Restaurant Management Agreement by and between Post Investors, L.P. and the New York Restaurant Group, Inc., dated November 24, 2004(1)
10.19	Letter Agreement by an between Post House Investors, L.P. and the Smith & Wollensky Restaurant Group, Inc., dated April 20, 2001(2)
10.20	Sub-management Agreement dated June 9, 1995 between Mrs. Parks Management Company, L.L.C., our wholly owned subsidiary, and Doubletree Partners, the manager of the Doubletree Hotel(2)

10.21	Management Agreement dated September 7, 2000, between Plaza Operating Partners, Ltd. and Parade 59 Restaurant, LLC(2)
10.22	$15,000,000 Loan Agreement between The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated September 1, 1998(2)
10.23	First Amendment to Loan Agreement among The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated June 8, 1999(2)
10.24	Second Amendment to Loan Agreement among The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated June 29, 1999(2)
10.25	Third Amendment to Loan Agreement among The Smith & Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated February 29, 2000(2)
10.26	Fourth Amendment to Loan Agreement among The Smith & Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated March 23, 2000(2)
10.27	$10,000,000 Senior Subordinated Note Purchase Agreement between The New York Restaurant Group, Inc. and Magnetite Asset Investors, L.L.C., dated June 29, 1999(2)
10.28

Waiver Agreement and First Amendment to Senior Subordinated Note Purchase Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Magnetite Asset Investors, L.L.C., dated March 21, 2001(2)

10.29

Registration Rights Agreement by and among The New York Restaurant Group, L.L.C., affiliates of the Thomas H. Lee Company, certain affiliates of Alan N. Stillman, listed on Schedule A thereto and certain holders of the Company’s Common Shares, dated January 1, 1996(2)

10.30

Amended and Restated Shareholders’ Agreement by and among The New York Restaurant Group, Inc., Alan Stillman, Thomas H. Lee Equity Partners, L.P., Thomas H. Lee Investors, Limited Partnership and persons listed as shareholders on the counterpart signature pages thereto, dated as of April 27, 2001(2)

10.31*	Amended and Restated Employment Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001(2)
10.32*	Non-Competition Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001(2)
10.33*	Executive Employment Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and James Dunn, dated as of May 1, 2000(2)
10.34*	The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan)(2)
10.35*	Amendment Number 1 to The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan)(2)
10.36*	The New York Restaurant Group, Inc. 1997 Stock Option Plan(2)
10.37*	The Smith & Wollensky Restaurant Group, Inc. 2001 Stock Incentive Plan(2)
10.38*	The Smith & Wollensky Restaurant Group, Inc. 2001 Employee Stock Purchase Plan(2)
10.39*	Schedule TO (Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934(3)
10.40*	Schedule TO/A—(Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 1)(4)
10.41*	Schedule TO/A—(Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 2)(4)
10.42	Lease Agreement by and between Easton Town Center LLC and Smith &Wollensky Ohio LLC, dated October 31, 2001, including, guaranty and exhibits thereto(5)
10.43

Term Loan Agreement by and between S&W of Las Vegas L.L.C. as “Borrower”, The Smith & Wollensky Restaurant Group, Inc. as “Guarantor” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of August 23, 2002, including schedules and exhibits thereto(6)

10.44	Promissory Note by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of August 23, 2002(6)
10.45

Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the “Grantor” to First American Title Company of Nevada, Inc. as “Trustee” for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Beneficiary” and exhibits thereto dated as of August 23, 2002(6)

10.46

Guaranty of Payment by and between The Smith & Wollensky Restaurant Group, Inc. as “Guarantor” for S&W of Las Vegas L.L.C. as the “Borrower” for the “Loan” with Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” and exhibits thereto dated as of August 23, 2002(6)

10.47

Security Agreement by and between S&W of Las Vegas L.L.C. as the “Grantor” to Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” and schedules thereto dated as of August 23, 2002(6)

10.48

Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the “Assignor” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Assignee” and exhibits thereto dated as of August 23, 2002(6)

10.49

Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” and exhibits thereto dated as of August 23, 2002(6)

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
10.56

Term Loan Agreement by and between S&W of Las Vegas L.L.C. as “Borrower”, The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P., as “Guarantors” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of December 17, 2002, including schedules and exhibits thereto(7)

10.57	Promissory Note by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of December 17, 2002(7)
10.58

Second Leasehold Deed of Trust by and between Dallas S&W, L.P., as the “Grantor” to Christopher Mayrose, as “Trustee” for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Beneficiary” and exhibits thereto dated as of December 17, 2002(7)

10.59

Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the “Grantor” to First American Title Company of Nevada, Inc. as “Trustee” for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Beneficiary” and exhibits thereto dated as of December 19, 2002(7)

10.60

Security Agreement by and between Dallas S&W, L.P. as the “Grantor” to Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” and schedules thereto dated as of December 19, 2002(7)

10.61

Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the “Assignor” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Assignee” and exhibits thereto dated as of December 17, 2002(7)

10.62

Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” and exhibits thereto dated as of December 17, 2002(7)

10.63

Guaranty of Payment by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” and exhibits thereto dated as of December 17, 2002(7)

10.64

Lease Agreement by and between Highland Village Holding, Inc. “Landlord”, and Houston S&W, L.P, “Tenant”, and The Smith & Wollensky Restaurant Group, Inc. “Guarantor”, dated January 30, 2003, including, riders, guaranty and exhibits thereto(7)

10.65	Lease Termination Agreement by and between Pennsylvania Plaza Associates as “Landlord” and M.O.C. of Miami, LLC as “Tenant” dated January 31, 2002(7)
10.66	Letter between the Somphone Limited Partnership and S & W of Las Vegas, L.L.C. dated as of February 6, 2003(7)
10.67

Second Amendment to Lease Agreement with an Option to Purchase dated April 29, 2003, by and between The Somphone Limited Partnership, a Nevada limited partnership, and S & W of Las Vegas, L.L.C., a Delaware limited liability company(8)

10.68	Letter from Morgan Stanley Dean Witter Commercial Services, Inc. dated May 14, 2003(8)
10.69	Modification of Lease Agreement between and among Beekman Tenants Corporation and Atlantic and Pacific Grill Associates, LLC(9)
10.70	Modification of the Sub-Management Agreement between and among Doubletree Hotel in Chicago and Mrs. Park’s Management Company(9)
10.71	Amendment No. 3 to Lease Dated April 6, 2000 by and between Saunstar Operating Co., LLC and S&W of Boston, LLC(10)
10.72

Amendment to Term Loan Agreement by and between S&W of Las Vegas, L.L.C. as “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of October 25, 2002(10)

10.73

Second Amendment to Term Loan Agreement by and between S&W of Las Vegas, L.L.C. as “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of December 24, 2002(10)

10.74

Amendment to Term Loan Agreements by and between S&W of Las Vegas, L.L.C. as “Borrower”, The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as “Guarantors” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of August 20, 2003(10)

10.75

Amendment to Term Loan Agreements by and between S&W of Las Vegas, L.L.C. as “Borrower”, The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as “Guarantors” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of September 28, 2003(10)

10.76	Letter between Plaza Operating Partners, Ltd. and Parade 59 Restaurant LLC dated December 31, 2003(11)
10.77

Line of Credit Agreement by and between S&W of Las Vegas L.L.C. as “Borrower”, The Smith & Wollensky Restaurant Group, Inc. as “Guarantor” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of January 30, 2004, including schedules and exhibits thereto(11)

10.78

Covenants Agreement and Amendment to Term Loan Agreements by and between S&W of Las Vegas L.L.C. as “Borrower”, The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P., as “Guarantors” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of January 30, 2004, including schedules and exhibits thereto(11)

10.79

Guaranty of Payment by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” and exhibits thereto dated as of January 30, 2004(11)

10.80

Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the “Grantor” to First American Title Company of Nevada, Inc. as “Trustee” for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Beneficiary” and exhibits thereto dated as of January 30, 2004(11)

10.81

Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the “Assignor” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Assignee” and exhibits thereto dated as of January 30, 2004(11)

10.82

Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” and exhibits thereto dated as of January 30, 2004(11)

10.83	Promissory Note by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of January 30, 2004(11)
10.84

First amendment to covenants agreement by and between S&W of Las Vegas L.L.C. as the “Borrower”, the Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as “Guarantors” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of March 17, 2004(11)

10.85*	Employment Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and James M. Dunn, dated as of April 30, 2004(12)
10.86	Business Loan Agreement by and between S&W New Orleans, L.L.C. as “Borrower” and Hibernia National Bank as “Lender” dated as of May 26, 2004(13)
10.87	Multiple Indebtedness Mortgage by and between S&W New Orleans, L.L.C. as “Mortgagor” and Hibernia National Bank as “Mortgagee” dated as of May 26, 2004(13)
10.88	Promissory Note by and between S&W New Orleans, L.L.C. as “Borrower” and Hibernia National Bank as “Lender” dated as of May 26, 2004(13)
10.89

Commercial Guaranty by and between S&W New Orleans, L.L.C. as “Borrower”, The Smith & Wollensky Restaurant Group, Inc. as “Guarantor” and Hibernia National Bank as “Lender” dated as of May 26, 2004(13)

10.90

Line of Credit Agreement by and between S&W of Las Vegas L.L.C. as “Borrower”, The Smith & Wollensky Restaurant Group, Inc. as “Guarantor” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of July 21, 2004, including schedules and exhibits thereto(13)

10.91

Guaranty of Payment by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” and exhibits thereto dated as of July 21, 2004(13)

10.92

Leasehold Deed of Trust by and between S&W of Las Vegas L.L.C. as the “Grantor” to First American Title Company of Nevada, Inc. as “Trustee” for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Beneficiary” and exhibits thereto dated as of July 21, 2004(13)

10.93

Absolute Assignment of Leases and Rents Agreement by and between S&W of Las Vegas L.L.C. as the “Assignor” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Assignee” and exhibits thereto dated as of July 21, 2004(13)

10.94

Hazardous Material Guaranty and Indemnification Agreement by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” and exhibits thereto dated as of July 21, 2004(13)

10.95	Promissory Note by and between S&W of Las Vegas L.L.C. as the “Borrower” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of July 21, 2004(13)
10.96	Letter from The Smith & Wollensky Restaurant Group, Inc. to Morgan Stanley Dean Witter dated November 3, 2004(14)
10.97

First Amendment to Covenants Agreement by and between S&W of Las Vegas, L.L.C. as “Borrower”, The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as “Guarantors” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of September 26, 2004(14)

10.98

Master Lease Agreement by and between S&W of Boston, LLC, Houston S&W, L.P., Dallas S&W, L.P. as the “Lessee” and Ameritech Credit Corporation d/b/a SBC Capital Services as the “Lessor” dated as of December 23, 2004(1)

10.99	Contract of Sale by and between S&W of Las Vegas, L.L.C. as the “Seller” and Metroflag SW, LLC as the “Buyer” dated as of March 21, 2005(1)
10.100	Letter from The Smith & Wollensky Restaurant Group, Inc. to Morgan Stanley Dean Witter dated April 26, 2005(1)
10.101*	Letter from The Smith & Wollensky Restaurant Group, Inc. to Alan M. Mandel dated as of June 20, 2000(1)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm(1)
23.2	Consent of Independent Registered Public Accounting Firm(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
99.1	Risk Factors(1)

(1)          Filed herewith.

(2)          Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-57518).

(3)          Previously filed and incorporated by reference herein from the Registrant’s Form SC TO-I dated February 4, 2002.

(4)          Previously filed and incorporated by reference herein from the Registrant’s Form SC TO-I/A dated March 7, 2002.

(5)          Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended April 1, 2002.

(6)          Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(7)          Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended December 30, 2002.

(8)          Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended March 31, 2003.

(9)          Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

(10)   Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

(11)   Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended December 29, 2003.

(12)   Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended March 29, 2004.

(13)   Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended June 28, 2004.

(14)   Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended September 27, 2004.

*                    Management contract or compensatory plan or arrangement.

**             Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.