Form 10-Q
period 2005-04-04
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2005-05-19
CIK 1137047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 2005

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


As of May 19, 2005, the registrant had 9,380,349 shares of Common Stock, $.01 par value per share, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                        PAGE

Item 1. Financial Statements.

   Unaudited Consolidated Balance Sheets as of April 4, 2005 and January 3, 2005                          4

   Unaudited Consolidated Statements of Operations for the three month periods ended
        April 4, 2005 and March 29, 2004 (as restated)                                                    5

   Unaudited Consolidated Statements of Stockholders' Equity for the three-month periods ended
        April 4, 2005 and March 29, 2004 (as restated)                                                    6

  Unaudited Consolidated Statements of Cash Flows for the three-month periods ended
        April 4, 2005 and March 29, 2004 (as restated)                                                    7

   Notes to Unaudited Consolidated Financial Statements                                                   8

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                                                  16

Item 3. Quantitative and Qualitative Disclosures about Market Risk.                                      29

Item 4. Controls and Procedures.                                                                         30

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.                                                                               30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.                                      31

Item 3. Defaults Upon Senior Securities.                                                                 31

Item 4. Submission of Matters to a Vote of Security Holders.                                             31

Item 5. Other Information.                                                                               31

Item 6. Exhibits.                                                                                        31

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
         (dollar amounts in thousands, except share and per share data)



                                                                                                   April 4,        January 3,
                                                                                                     2005             2005
                                                                                                     -----            ----
                                     Assets
Current assets:
  Cash and cash equivalents.................................................................             $    812      $  1,821
  Short-term investments....................................................................                  207           195
  Accounts receivable, less allowance for doubtful accounts of $78
  at April 4, 2005 and January 3, 2005, respectively........................................                2,673         2,366
  Merchandise inventory.....................................................................                5,078         5,139
  Prepaid expenses and other current assets.................................................                1,567         1,103
                                                                                                         --------      --------

Total current assets........................................................................               10,337        10,624
Property and equipment, net.................................................................               72,630        73,253
Goodwill, net...............................................................................                6,886         6,886
Licensing agreement, net....................................................................                3,595         3,637
Other assets................................................................................                4,758         4,728
                                                                                                         --------      --------
  Total assets..............................................................................             $ 98,206      $ 99,128
                                                                                                         ========      ========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt.........................................................             $  3,332      $  3,329
  Accounts payable and accrued expenses.....................................................               14,410        15,738
                                                                                                         --------      --------
  Total current liabilities.................................................................               17,742        19,067
Obligations under capital leases............................................................               11,596        11,624
Long-term debt, net of current portion......................................................                9,414         9,611
Deferred rent...............................................................................                8,694         8,647
                                                                                                         --------      --------
  Total liabilities.........................................................................               47,446        48,949

Interest in consolidated variable interest entity...........................................                (460)         (572)
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01; authorized 40,000,000 shares; 9,380,349 and 9,378,349 shares
  issued and outstanding at April 4, 2005 and January 3, 2005, respectively)................                   94            94
  Additional paid-in capital................................................................               70,012        70,002
  Accumulated deficit.......................................................................             (18,980)      (19,427)
  Accumulated other comprehensive income ...................................................                   94            82
                                                                                                         --------      --------
                                                                                                           51,220        50,751
                                                                                                         --------      --------


  Total liabilities and stockholders' equity................................................             $ 98,206      $ 99,128
                                                                                                         ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
        (dollar amounts in thousands, except share and per share amounts)




                                                                           Three Months Ended
                                                                        April 4,        March 29,
                                                                         2005              2004
                                                                         -----             ----
                                                                                         Restated
                                                                                         --------

Consolidated restaurant sales......................................     $   32,994        $    30,652
                                                                        ----------        -----------
Cost of consolidated restaurant sales:
  Food and beverage costs..........................................          9,816             10,149
  Salaries and related benefit expenses............................          9,462              8,753
  Restaurant operating expenses....................................          5,483              4,798
  Occupancy and related expenses...................................          1,880              1,506
  Marketing and promotional expenses...............................          1,226              1,298
  Depreciation and amortization expenses...........................          1,310              1,067
                                                                        ----------        -----------
     Total cost of consolidated restaurant sales...................         29,177             27,571
                                                                        ----------        -----------
Income from consolidated restaurant operations.....................          3,817              3,081
Management fee income..............................................            251                315
                                                                        ----------        -----------
Income from consolidated and managed restaurants...................          4,068              3,396
General and administrative expenses................................          2,324              2,622
Royalty expense....................................................            497                442
                                                                        ----------        -----------
Operating income ..................................................          1,247                332


Interest expense...................................................          (430)              (323)
Amortization of deferred debt financing costs......................           (32)               (18)
Interest income....................................................              1                  -
                                                                        ----------        -----------
Interest and other expense, net....................................          (461)              (341)
                                                                        ----------        -----------
Income (loss) before provision for income taxes....................            786                (9)
Provision for income taxes.........................................             57                 52
                                                                        ----------        -----------
Income (loss) before income of consolidated
    variable interest entity.......................................            729               (61)
Income of consolidated variable interest entity....................          (282)              (168)
                                                                        ----------        -----------
Net income (loss) .................................................     $      447        $     (229)
                                                                        ==========        ===========
Net income (loss)  per common share:
     Basic and diluted:............................................     $     0.05        $    (0.02)
                                                                        ==========        ===========




Weighted average common shares outstanding:
   Basic..........................................................       9,378,415          9,376,249
                                                                         =========          =========

   Diluted........................................................       9,841,596          9,376,249
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

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                          (dollar amounts in thousands)

               Three months ended April 4, 2005 and March 29, 2004



                                                                                                   Accumulated
                                          Common Stock         Additional                             other
                                                                 paid-in        Accumulated       comprehensive       Stockholders'
                                         Shares      Amount      capital          deficit            income               equity
                                         ------      ------      -------          -------            -------              ------
Balance at December 29, 2003
(Restated)....................          9,376,249       $94         $69,940         $(17,387)             $  16            $52,663

Comprehensive income on
investments, net of tax effect....                                                                           33                 33
Net loss .........................             --        --              --             (229)                --              (229)
                                        ---------      ----         -------         ---------             -----            -------
Total comprehensive loss                                                                                                     (196)
                                                                                                                             -----


Balance at March 29, 2004
(Restated)........................      9,376,249      $ 94         $69,940         $(17,616)             $  49            $52,467
                                        =========      ====         =======         =========             =====            =======




Balance at January 3, 2005........      9,378,349       $94         $70,002         $(19,427)               $82            $50,751

Stock options exercised...........          2,000                        10                                                     10
Comprehensive income on
investments, net of tax effect....                                                                           12                 12
Net income........................             --         --             --               447                --                447
                                        ---------      -----        -------         ---------             -----            -------
  Total comprehensive income                                                                                                   459
                                                                                                                              ====

Balance at April 4, 2005..........      9,380,349      $ 94         $70,012         $(18,980)              $ 94            $51,220
                                        =========      ====         =======         =========              ====            =======


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)
               Three months ended April 4, 2005 and March 29, 2004



                                                                                     April 4,      March 29,
                                                                                         2005           2004
                                                                                         ----           ----
                                                                                                    Restated
                                                                                                    --------
Cash flows from operating activities:
Net income (loss)...........................................................         $    447       $  (229)
  Adjustments  to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization...........................................             1,402          1,127
   Amortization of debt discount...........................................                32             18
   Deferred gain on sale and leaseback.....................................               151              -
   Stock based compensation................................................               (7)              -
   Deferred rent...........................................................                47            134
   Tenant improvement allowances    .......................................                 -            375
  Accretive interest on capital lease obligation ..........................                32             37
  Principal payments of capital lease obligation...........................              (60)              -
  Income of consolidated variable interest entity..........................               282            168
  Consolidation of variable interest entity................................                 -            284
  Changes in operating assets and liabilities:
     Accounts receivable...................................................             (307)          (690)
     Merchandise inventory.................................................                61           (83)
     Prepaid expenses and other current assets.............................             (464)          (470)
     Other assets..........................................................              (66)          (405)
     Accounts payable and accrued expenses.................................           (1,623)            893
                                                                                     --------       --------
               Net cash provided by (used in) operating activities.........              (73)          1,159
                                                                                     --------       --------
 Cash flows from investing activities:
 Purchase of property and equipment........................................             (582)        (3,886)
 Purchase of nondepreciable assets.........................................                 -           (27)
 Proceeds from sale of investments.........................................                 -            923
 Payments under licensing agreement........................................                 -          (228)
                                                                                     --------       --------

               Cash flows used in investing activities.....................             (582)        (3,218)
                                                                                     --------       --------
Cash flows from financing activities:
Proceeds from issuance of long-term debt...................................                 -          1,738
Principal payments of long-term debt.......................................             (194)          (171)
Net proceeds from exercise of options......................................                10              -
Distribution to owners of consolidated variable interest entity............             (170)           (80)
                                                                                     --------       --------
              Cash flows provided by (used in) financing activities........             (354)          1,487
                                                                                     --------       --------
Net change in cash and cash equivalents....................................           (1,009)          (572)
Cash and cash equivalents at beginning of period...........................             1,821          1,898
                                                                                     --------       --------
              Cash and cash equivalents at end of period...................          $    812       $  1,326
                                                                                     ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
              Interest.....................................................          $    472       $    112
                                                                                     ========       ========
               Income taxes................................................          $    184       $     68
                                                                                     ========       ========
   Noncash investing and financing activities:
               Assets under capital lease..................................          $  9,544       $  8,044
                                                                                     ========       ========
               Obligations under capital lease.............................          $ 11,596       $ 10,028
                                                                                     ========       ========
               Capitalization of deferred rent.............................          $      -       $     75
                                                                                     ========       ========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
     (dollar amounts in thousands, except per share amounts and where noted)
                        April 4, 2005 and March 29, 2004

(1) General

     The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, "SWRG" or the "Company") operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At April 4, 2005, SWRG owned and operated thirteen restaurants, including ten Smith & Wollensky restaurants, and managed three restaurants.

         The accompanying unaudited consolidated financial statements of SWRG do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of SWRG for the fiscal year ended January 3, 2005 filed by SWRG on Form 10-K with the Securities and Exchange Commission on April 28, 2005. Results for the interim periods presented herein are not necessarily indicative of the results which may be reported for any other interim period or for the entire fiscal year. The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires SWRG to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications were made to prior period amounts to conform to current period classifications.

         SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three months ended April 4, 2005 and March 29, 2004 represent 13-week reporting periods.

(2) Restatements

     (a) On October 29, 2004, it was determined that the accounting treatment for the April 2003 amendment to the lease for SWRG's Las Vegas property ("April 2003 Amendment") was inaccurately reflected in SWRG's financial statements for the quarter and fiscal year ended December 29, 2003 included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and for the quarterly periods ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004, included in its Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. In connection with the April 2003 Amendment, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was included as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003. The impact of this restatement on SWRG's statement of operations was to increase its net loss for the quarter ending March 29, 2004 by $93, or $.01 per share. On November 3, 2004, a letter was signed by Morgan
Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in SWRG's term loan agreements and line of credit facilities for the periods referenced above. SWRG filed a Current Report on Form 8-K on November 4, 2004 describing this restatement and the impact on its financial statements.

     (b) On February 23, 2005, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") in a letter issued in February 2005 to the American Institute of Certified Public Accountants guiding all affected public companies regarding certain operating lease accounting issues and their application under generally accepted accounting principles, it was determined that the accounting treatment for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was inaccurately reflected in SWRG's financial statements included in its Annual Report on Form 10-K for the fiscal years ended December 30, 2002 and December 29, 2003, and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004
and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. Under the previous accounting treatment, tenant improvement allowances received by SWRG from the landlord were recorded as a reduction to leasehold improvements. These cash payments received by SWRG should have been treated as an increase to deferred rent liability, as of the date we took control over the leased premises, and amortized over the initial term of the lease, including renewal periods. The impact of this restatement was a reclassification of $375 from leasehold improvements to deferred rent liability at March 29, 2004 and a reclassification from occupancy and related expenses to depreciation and amortization expense of $12 for the quarter ended March 29, 2004. SWRG filed a Current Report on Form 8-K/A on March 10, 2005 describing this restatement and the impact on its financial statements.

     (c) On April 20, 2005, after doing additional analysis in accordance with the guidelines from the SEC regarding lease accounting, as described above, it was determined that SWRG's accounting for lease terms was inaccurately reflected in the financial statements included in its Annual Report on Form 10-K for the fiscal years ended December 31, 2001, December 30, 2002 and December 29, 2003, and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and
September 27, 2004 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. Under the previous accounting treatment, for certain restaurants, SWRG recorded rent on a straight-line basis, commencing on the date the restaurant opened. SWRG should have recognized rent on a straight-line basis from the date that it took control over the leased premise and should have capitalized the rent into leasehold improvements and amortized it on a straight-line basis over the life of the initial lease term, including renewal periods. In addition, SWRG also determined that it had amortized leasehold improvements on a straight-line basis over the life of the initial lease term, including renewal periods, but had, in certain instances, amortized the deferred rent liability relating to the same leased premises over only the life of the initial lease term. SWRG should have amortized the deferred rent liability over the life of the initial lease term, including renewal periods. SWRG filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on its financial statements.

     The total impact of the restatements discussed above in (b) and (c) was to decrease SWRG's net loss for the quarter ended March 29, 2004 by $19, or $.00 per share.

     (d) On April 20, 2005, it was determined that SWRG had incorrectly calculated its estimate of gift certificates that were sold and deemed to have expired and not redeemed in the financial statements included in the Annual Report on Form 10-K for the fiscal years ended December 31, 2001 and December 30, 2002 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. In addition, it was also determined that SWRG had not properly recorded expenses related to certain promotions that ran from the fiscal year ended January 1, 2001 through January 3, 2005, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 21, 2003 included in SWRG's Annual Report on Form 10-K for the fiscal year ended December 29, 2003 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. The total impact of this restatement on SWRG's financial statements was to increase its net loss for the quarter ended March 29, 2004 by $85, or $.01 per share. SWRG filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on its financial statements.

     The effect of the restatements changed the amounts previously reported under cash provided from operating activities and cash used for investing activities by $375 for the quarter ended March 29, 2004.

     In connection with the above, a letter was signed by Morgan Stanley confirming the exclusion of the restatement adjustments relating to certain of our leases and the accounting for gift certificates from the financial covenants contained in SWRG's term loan agreements and line of credit facilities for the quarterly periods ended June 30, 2003, September 29, 2003, December 29, 2003, March 29, 2004, June 28, 2004, September 27, 2004 and January 3, 2005.

     As a result of the corrections of the errors described above, SWRG will file a restated Quarterly Report on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, as soon as practicable. SWRG restated its annual results for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 in its Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005. SWRG restated its financial statements for the period ended March 29, 2004, which includes the unaudited consolidated statement of operations included in this Quarterly Report on Form 10-Q as follows:

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statement of Operations
        (dollar amounts in thousands, except share and per share amounts)
                        Three months ended March 29, 2004



                                                            March 29,                               March 29,
                                                              2004            Adjustments              2004
                                                          --------------     --------------        -------------
                                                          As previously                              Restated
                                                            reported

Consolidated restaurant sales..........................   $       30,652      $          --          $    30,652
Cost of consolidated restaurant sales:
   Food and beverage costs.............................           10,149                 --               10,149
   Salaries and related benefit expenses...............            8,753                 --                8,753
   Restaurant operating expenses.......................            4,798                 --                4,798
   Occupancy and related expenses......................            1,437                 69 (a)(b)(c)      1,506
   Marketing and promotional expenses..................            1,298                 --                1,298
   Depreciation and amortization expenses..............            1,062                  5 (b)(c)         1,067
                                                          --------------     --------------        -------------
   Total cost of consolidated restaurant sales.........           27,497                 74               27,571
                                                          --------------     --------------        -------------
Income from consolidated restaurant operations.........            3,155               (74)                3,081
Management fee income..................................              315                  -                  315
                                                          --------------     --------------        -------------
Income from consolidated and managed restaurants.......            3,470               (74)                3,396
General and administrative expenses....................            2,537                 85 (d)            2,622
Royalty expense........................................              442                 --                  442
                                                          --------------     --------------        -------------
Operating income (loss)................................            4,491              (159)                  332
Interest expense, net of interest income...............              341                 --                  341
                                                          --------------     --------------        -------------
Loss before provision for income taxes.................              150              (159)                  (9)
Provision for income taxes.............................               52                 --                   52
                                                          --------------     --------------        -------------
Loss before income of consolidated variable interest
   entity..............................................               98              (159)                 (61)
Income of consolidated variable interest entity........            (168)                 --                (168)
                                                          --------------     --------------        -------------
Net loss...............................................   $         (70)       $      (159)          $      (229)
                                                          ==============     ==============        =============
Net loss per share:
     Basic and diluted.................................   $       (0.01)       $     (0.02)          $     (0.02)
                                                          ==============     ==============        =============
Weighted average common shares outstanding:
     Basic and diluted.................................        9,376,249          9,376,249            9,376,249
                                                          ==============     ==============        =============

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

(3) Effect of Adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46(R)")

     In accordance with FIN 46(R), SWRG's consolidated financial statements for the quarterly periods ended April 4, 2005 and March 29, 2004, and the fiscal year ended January 3, 2005 include the accounts and results of the entity that owns Maloney & Porcelli ("M&P"). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights;
(2) the obligation to absorb the expected losses of the entity if they occur; or
(3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked one of the above characteristics.

     In connection with the adoption of FIN 46(R), SWRG's net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has increased SWRG's current assets by $142 and $185, non-current assets by $180 and $168 current liabilities by $407 and $499, and non-current liabilities by $420 and $427 at April 4, 2005 and January 3, 2005, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,889 and $2,758, and increased restaurant operating costs by $2,296 and $2,227 for the three months ended April 4, 2005 and March 29, 2004, respectively.

     On April 21, 2005, it was determined that the cumulative effect of change in accounting principle relating to the adoption of FIN46(R) was inaccurately reflected in the financial statements included in SWRG's Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of its financial statements for the periods referenced above was required. Under the previous accounting treatment, the accumulated amortization of $771,000 relating to the $1.5 million paid by SWRG in fiscal 1996 for the right to provide management services for M&P was recorded as a cumulative effect of accounting change pursuant to the adoption of FIN 46(R). The entity that owns M&P recorded the $1.5 million, but did not record the associated amortization. A correction of an error should have been recorded on the unaudited accounts and results of the entity that owns M&P to recognize the accumulated amortization relating to the $1.5 million. The $1.5 million and the related accumulated amortization would then both be eliminated in the consolidation of M&P. The impact of this restatement on the financial statements included in SWRG's Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 is to increase the interest in consolidated variable interest entity by $771,000 and to increase the accumulated deficit by $771,000.

     In addition, the financial statements for the quarterly periods ended March 31, 2003, June 30, 2003 and September 29, 2003, included in SWRG's Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, are being restated to exclude the accounts and results of the entity that owns M&P due to the impracticality associated with having to restate prior years as well as there being no impact from this restatement on its net income (loss) and earnings (loss) per share for those periods. SWRG and its audit committee have discussed the above errors and adjustments with its predecessor and current independent registered public accounting firms and have determined that a restatement is necessary for the periods described above. SWRG will file its Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 as soon as practicable in connection with this restatement. SWRG filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on its financial statements.


(4) Recently Issued Accounting Pronouncements

     In  November  2004,  the FASB  issued  Statement  of  Financial  Accounting
Standards ("SFAS") No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4 ("SFAS No. 151"). Under SFAS No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this pronouncement is not expected to have a material impact on SWRG's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company's adoption date. We are currently assessing the impact of this statement on SWRG's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets". SFAS No. 153 amends the guidance in Accounting Principles Board (APB) Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on SWRG's consolidated financial statements.

(5) Net Income (Loss) per Common Share

         SWRG calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share assumes the exercise of stock options using the treasury stock method, if dilutive. Dilutive net income (loss) per common share for the three month- periods ended April 4, 2005 and March 29, 2004, respectively, was the same as basic net income
(loss) per common share.

The following table sets forth the calculation for net income (loss) per common share on a weighted average basis:




                                                                          Three Months Ended
-----------------------------------------------------------------------------------------------------
                                                                    April 4,          March 29,
                                                                    2005              2004
                                                                    ----              ----
                                                                                      Restated
                                                                                      --------
Numerator:

Net income (loss)..................................................       $  447          $  (229)
                                                                          ======          ========


                                                            Total       Weighted          Weighted
                                                            -----       --------          --------
                                                           Shares        Average           Average
                                                           ------        -------           -------
                                                                          Shares            Shares
                                                                          ------            ------
Denominator - Weighted Average Shares:

Beginning common shares..............................   9,378,349      9,378,349         9,376,249
Options excercised during the three months ended
  April 4, 2005......................................       2,000             66                --
                                                        ---------       --------         ---------

Basic................................................   9,380,349      9,378,415         9,376,249
                                                        =========
Dilutive options.....................................                    463,181                 -
                                                                         -------                 -
Diluted .............................................                  9,841,596         9,376,249
                                                                       =========         =========

Per common share:

Basic and diluted....................................                  $    0.05         $   (0.02)
                                                                       =========         =========


SWRG excluded options to purchase  approximately  757,000 shares of common stock
for  the  three-months   ended  March  29,  2004  because  they  are  considered
anti-dilutive.

SWRG applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 ("FIN 44"), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Options given to a board member who was also a consultant of SWRG became variable options under FIN 44.SWRG took an initial non-cash compensation charge and will continue to record such charges, or revenues, associated with the value of the stock underlying these options through the earlier of their exercise, forfeiture or expiration dates. The change in fair value of these options for the period ended April 4, 2005 resulted in a recovery of compensation of $7.

The following table illustrates the effect on the net income (loss) as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:



                                                                         Three Months Ended
                                                                         ------------------
                                                                   April 4, 2005      March 29, 2004
                                                                   -------------      --------------
                                                                                            Restated
                                                                                            --------

Net income (loss) ..................................                   $     447           $   (229)
                                                                       =========           =========
Add (deduct) stock-based employee compensation expense
  (recovery) included in reported net income
  (loss).....................................                                (7)                   -
Deduct total stock-based employee compensation expense
  determined under fair value based method for all awards, net
  of tax........................................................            (73)                (84)
                                                                       ---------           ---------

Pro forma net income (loss)........... ....................            $     367           $   (313)
                                                                       =========           =========


Pro forma net income (loss) per common share (Y)
   Basic and diluted...........................................        $    0.04           $  (0.03)
                                                                       =========           =========


Weighted average common shares outstanding:
Basic.......................................................           9,378,415           9,376,249
                                                                       =========           =========
Dilutive..................................................             9,841,596           9,376,249
                                                                       =========           =========


     The per share weighted-average fair value of stock options granted from fiscal 2001 to fiscal 2004 range from $2.14 to $3.45 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free rate of approximately 6%, expected stock volatility of 50% and an expected life of five years.

(6)  Investment Securities

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt securities by major security type and class of security at April 4, 2005 was as follows:



                                         Amortized     Gross unrealized     Gross unrealized        Fair value
                                                       ----------------     ----------------        ----------
                                              Cost        holding gains       holding losses
                                              ----        -------------       --------------
At April 4, 2005
Available for sale short-term:
Equity securities                             $113                 $94                   $--              $207
                                              ====                 ===                   ===              ====

                  Proceeds from the sale of investment securities available for sale were $923 for the three months ended March 29, 2004 and the gross realized loss for the three months ended March 29, 2004 was $10.

(7)  Property and Equipment

           Property and equipment consists of the following:



                                                         April 4, 2005      January 3, 2005
                                                         -------------      ---------------
Land...............................................            $11,262            $  11,262
Building and building improvements.................              7,317                7,317
Machinery and equipment............................             13,574               13,312
Furniture and fixtures.............................              8,881                8,730
Leasehold improvements.............................             57,721               57,552
Leasehold rights...................................              3,376                3,376
                                                                 -----                -----

                                                               102,131              101,549
Less accumulated depreciation and amortization.....           (29,501)             (28,296)
                                                              --------             --------

                                                              $ 72,630             $ 73,253
                                                              ========             ========


         Land includes $8,044 of assets under capital lease and machinery and equipment includes assets with a net book value of $1,446 under capital lease. Depreciation and amortization expense of property and equipment was $1,356 and $1,085, for the three months ended April 4, 2005 and March 29, 2004, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. In connection with SWRG's assets under construction for the fiscal year ended January 3, 2005, SWRG capitalized $123 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost.

(8)  Las Vegas Capital Lease Commitment


         On April 29, 2003, SWRG signed a second amendment to its lease agreement (the "Agreement") with The Somphone Limited Partnership ("Lessor"), the owner of the property for the Las Vegas restaurant. The Agreement, which is being treated as a capital lease, adjusts the annual fixed payment to $400 per year from May 1, 2003 to April 30, 2008 and to $860 per year from May 1, 2008 to April 30, 2018. The Agreement also amends the amount of the purchase price option available to SWRG effective May 1, 2003. SWRG will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10,000 at May 1, 2003, and escalates to approximately $12,100 at the end of five years. SWRG is required to make down payments on the purchase price of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years SWRG does not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10,500. The down payments for the purchase of the land over the next four years as of April 4, 2005 will be as follows:

     Fiscal year
     -----------
     2005..........................................................   $   228
     2006..........................................................       328
     2007..........................................................       360
     2008..........................................................       123
                                                                      --------
                                                                      $ 1,039
                                                                      ========


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

     On October 29, 2004, it was determined that the accounting treatment for the Agreement was inaccurately reflected in SWRG's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and its Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004. In connection with the Agreement, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was included as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003.


     On March 23, 2005, S&W of Las Vegas, LLC (the "Borrower") entered into a Contract of Sale (the "Las Vegas Agreement") with Metroflag SW, LLC (the "Buyer") pursuant to which, simultaneously upon closing, (i) the Borrower will assign to the Buyer its existing ground lease (the " Existing Lease") in respect of the property located at 3767 Las Vegas Boulevard South, Las Vegas, Nevada (the "Las Vegas Property"), (ii) the Buyer will purchase the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower will lease the Las Vegas Property from the Buyer in accordance with the terms of a lease-back lease (the "New Lease"). The aggregate purchase price is expected to equal $30,000, payable as follows: (a) approximately $10,700 to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30,000 and the amount payable to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19,300). The Borrower expects to receive net proceeds from the transactions equal to approximately $19,100 (before taxes) and is required to use approximately $8,700 of the net proceeds from the transactions to repay existing indebtedness. Any gain recognized would be deferred and recognized over the life of the lease.

     The New Lease will have a 40 year term and require the Borrower to pay a negotiated rent, subject to certain increases over time. The Las Vegas Agreement contains, and the New Lease is expected to contain, representations, warranties, covenants and indemnities that are typical for transactions of this kind. Although the transactions are expected to close by the end of May 2005, the transactions are subject to a number of closing conditions and there can be no assurance that the transactions will be consummated. The Borrower is currently evaluating the accounting treatment for this transaction.


(9) Commitments and Contingencies

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

     On December 22, 2004, Parade 59, LLC ("Parade"), a wholly owned subsidiary of SWRG that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners ELAD Properties, LLC and CPS1, LLC (collectively the "Defendants") alleging that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel, guest, room and credit account charges to Parade, and (3) failed to pay termination costs to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments,
(2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3.5 million. SWRG believes that it will likely prevail in these matters and that the risk of material loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, its financial position, results of operations and cash flows could be adversely affected.

     SWRG is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG's consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     As of April 4, 2005, we operated 16 high-end, high volume restaurants in the United States. We believe that the particularly large size of the markets we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic conditions and the availability of capital. We expect to resume our new restaurant growth in 2006 or early 2007. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our most recent unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

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

     Management fee income relates to fees that we receive from our managed units. These fees are based on a percentage of sales from the managed units, ranging from 2.3% to 6.0%. Prior to December 2002, we operated Park Avenue Cafe in Chicago, Mrs. Park's Tavern and the other services of the food and beverage department of the Doubletree Hotel in Chicago ("Doubletree") pursuant to a written sub-management agreement ("Doubletree Agreement"). We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between Chicago HSR Limited Partnership ("HSR"), the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Cafe restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree. As a result, we no longer receive the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and required us to provide management services to support that location. In exchange for the use of the Mrs. Park's Tavern name and related management support the Company received an annual fee of $50,000. During 2004, we agreed to reduce the annual fee to $12,000 for the continued use by HSR of the name Mrs. Parks Tavern, but no longer provide management services to support the location.

     Management fee income also included fees received from ONEc.p.s. for the three months ended March 29, 2004. On December 31, 2003, we amended the agreement with Plaza Operating Partners, Ltd. (the "Plaza Operating Partners"). Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee was credited against any management fee that we earned under the agreement. This amendment also gave either party the right to fund or refuse to fund any necessary working capital requirements. If neither party was willing to fund the required additional working capital contributions, as defined, then either party could have terminated the agreement. Plaza Operating Partners agreed to fund until October 16, 2004, the date that we were notified by Plaza Operating Partners that it sold the Plaza Hotel, the property in which the restaurant was located, and directed us to advise the employees of ONEc.p.s. of the closing. We funded the cash requirements of ONEc.p.s. until January 1, 2005, the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we are no longer accruing additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

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


Restatements

     (a) On October 29, 2004, it was determined that the accounting treatment for the April 2003 amendment to the lease for our Las Vegas property ("April 2003 Amendment") was inaccurately reflected in our financial statements for the quarter and fiscal year ended December 29, 2003 included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and for the quarterly periods ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004, included in our Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the April 2003 Amendment, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was included as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003. The impact of this restatement on our statement of operations was to increase our net loss for the quarter ended March 29, 2004 by $93,000, or $.01 per share. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreements and line of credit facilities for the periods referenced above. We filed a Current Report on Form 8-K on November 4, 2004 describing this restatement and the impact on our financial statements.

     (b) On February 23, 2005, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") in a letter issued in February 2005 to the American Institute of Certified Public Accountants guiding all affected public companies regarding certain operating lease accounting issues and their application under generally accepted accounting principles, it was determined that the accounting treatment for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was inaccurately reflected in our financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 30, 2002 and December 29, 2003, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004
and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the previous accounting treatment, tenant improvement allowances received by us from the landlord were recorded as a reduction to leasehold improvements. These cash payments received by us should have been treated as an increase to deferred rent liability, as of the date we took control over the leased premises, and amortized over the initial term of the lease, including renewal periods. The impact of this restatement was a reclassification of $375,000 from leasehold improvements to deferred rent liability at March 29, 2004 and a reclassification from occupancy and related expenses to depreciation and amortization expense of $12,000 for the quarter ended March 29, 2004. We filed a Current Report on Form 8-K/A on March 10, 2005 describing this restatement and the impact on our financial statements.

     (c) On April 20, 2005, after doing additional analysis in accordance with the guidelines from the SEC regarding lease accounting, as described above, it was determined that our accounting for lease terms was inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2001, December 30, 2002 and December 29, 2003, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and
September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the previous accounting treatment, for certain restaurants, we recorded rent on a straight-line basis, commencing on the date the restaurant opened. We should have recognized rent on a straight-line basis from the date that it took control over the leased premise and should have capitalized the rent into leasehold improvements and amortize it on a straight-line basis over the life of the initial lease term, including renewal periods. In addition, we also determined that we had amortized leasehold improvements on a straight-line basis over the life of the initial lease term, including renewal periods, but had, in certain instances, amortized the deferred rent liability relating to the same leased premises over only the life of the initial lease term. We should have amortized the deferred rent liability over the life of the initial lease term, including renewal periods. We filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements.

     The total impact of the restatements discussed above in (b) and (c) was to decrease our net loss for the quarter ended March 29, 2004 by $19,000, or $.00 per share.

     (d) On April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift certificates that were sold and deemed to have expired and not redeemed in the financial statements included in the Annual Report on Form 10-K for the fiscal years ended December 31, 2001 and December 30, 2002 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In addition, it was also determined that we had not properly recorded expenses related to certain promotions that ran from the fiscal year ended January 1, 2001 through January 3, 2005, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 21, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004
and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. The total impact of this restatement on our financial statements was to increase our net loss for the quarter ended March 29, 2004 by $85,000, or $.01 per share. We filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements.

     The effect of the restatements changed the amounts previously reported under cash provided from operating activities and the cash used for investing activities by $375,000 for the quarter ended March 29, 2004.

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

     As a result of the corrections of the errors described above, we will file a restated Quarterly Report on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, as soon as practicable. We restated our annual results for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005. We restated our financial statements for the period ended March 29, 2004, which included the unaudited consolidated statement of operations included in this Quarterly Report on Form 10-Q as follows:

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statement of Operations
        (dollar amounts in thousands, except share and per share amounts)
                        Three months ended March 29, 2004




                                                            March 29,                               March 29,
                                                              2004              Adjustments            2004
                                                          --------------        -----------        -------------
                                                          As previously                              Restated
                                                            reported
Consolidated restaurant sales..........................   $      30,652          $      --         $     30,652
Cost of consolidated restaurant sales:
   Food and beverage costs.............................          10,149                 --               10,149
   Salaries and related benefit expenses...............           8,753                 --                8,753
   Restaurant operating expenses.......................           4,798                 --                4,798
   Occupancy and related expenses......................           1,437                 69 (a)(b)(c)      1,506
   Marketing and promotional expenses..................           1,298                  --               1,298
   Depreciation and amortization expenses..............           1,062                  5 (b)(c)         1,067
                                                          --------------        -----------        -------------
   Total cost of consolidated restaurant sales.........          27,497                 74               27,571
                                                          --------------        -----------        -------------
Income from consolidated restaurant operations.........           3,155               (74)                3,081
Management fee income..................................             315                  -                  315
                                                          --------------        -----------        -------------
Income from consolidated and managed restaurants.......           3,470               (74)                3,396
General and administrative expenses....................           2,537                 85 (d)            2,622
Royalty expense........................................             442                 --                  442
                                                          --------------        -----------        -------------
Operating income (loss)................................           4,491              (159)                  332
Interest expense, net of interest income...............             341                 --                  341
                                                          --------------        -----------        -------------
Loss before provision for income taxes.................             150              (159)                  (9)
Provision for income taxes.............................              52                 --                   52
                                                          --------------        -----------        -------------
Loss before income of consolidated variable interest
   entity..............................................              98              (159)                 (61)
Income of consolidated variable interest entity........           (168)                 --                (168)
                                                          --------------        -----------        -------------
Net loss...............................................   $        (70)         $    (159)         $      (229)
                                                          ==============        ===========        =============
Net loss per share:
     Basic and diluted.................................   $      (0.01)         $   (0.02)         $     (0.02)
                                                          ==============        ===========        =============
Weighted average common shares outstanding:
     Basic and diluted.................................       9,376,249          9,376,249            9,376,249
                                                          ==============        ===========        =============

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

Effect  of  Adoption  of   Financial   Accounting   Standards   Board   ("FASB")
Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46(R)")

     In accordance with FIN 46(R), our consolidated financial statements for the quarterly periods ended April 4, 2005 and March 29, 2004, and the fiscal year ended January 3, 2005 include the accounts and results of the entity that owns Maloney & Porcelli ("M&P"). We manage the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights;
(2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked one of the above characteristics.

     In connection with the adoption of FIN 46(R), our net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has increased our current assets by $142,000 and $185,000, non-current assets by $180,000 and $168,000, current liabilities by $407,000 and $499,000, and non-current liabilities by $420,000 and $427,000 at April 4, 2005 and January 3, 2005, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2.9 million and $2.8 million, and increased restaurant operating costs by $2.3 million and $2.2 million for the three months ended April 4, 2005 and March 29, 2004, respectively.

     On April 21, 2005, it was determined that the cumulative effect of change in accounting principle relating to the adoption of FIN46(R) was inaccurately reflected in the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the previous accounting treatment, the accumulated amortization of $771,000 relating to the $1.5 million paid by us in fiscal 1996 for the right to provide management services for M&P was recorded as a cumulative effect of accounting change pursuant to the adoption of FIN 46(R). The entity that owns M&P recorded the $1.5 million, but did not record the associated amortization. A correction of an error should have been recorded on the unaudited accounts and results of the entity that owns M&P to recognize the accumulated amortization relating to the $1.5 million. The $1.5 million and the related accumulated amortization would then both be eliminated in the consolidation of M&P. The impact of this restatement on the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 is to increase the interest in consolidated variable interest entity by $771,000 and to increase the accumulated deficit by $771,000.

     In addition, the financial statements for the quarterly periods ended March 31, 2003, June 30, 2003 and September 29, 2003, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, are being restated to exclude the accounts and results of the entity that owns M&P due to the impracticality associated with having to restate prior years as well there being no impact from this restatement on its net income (loss) and earnings (loss) per share for those periods. We and our audit committee have discussed the above errors and adjustments with its predecessor and current independent registered public accounting firms and have determined that a restatement is necessary for the periods described above. We will file our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 as soon as practicable in connection with this restatement. We filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements.


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

     Allowance for doubtful accounts: Substantially all of our accounts receivable are due from credit card processing companies or individuals that have good historical track records of payment. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. Our allowance for doubtful accounts remained constant at $78,000 at April 4, 2005 and January 3, 2005. We estimate an allowance for doubtful accounts based upon the actual payment history of each individual customer, as well as considering changes that occur in the financial condition or the local economy of a particular customer that could affect our bad debt expenses and allowance for doubtful accounts.

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

     Goodwill: Goodwill represents the excess of fair value of reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, we had originally determined that certain of our restaurants with assigned goodwill were separate reporting units. As a result of the consensus reached in September 2004 by the Emerging Issues Task Force ("EITF") in regard to determining whether to aggregate operating segments of an enterprise, we concluded that the entities that were previously viewed as separate reporting entities could now be viewed as one single reporting entity for purposes of assessing goodwill. As such, we compared the fair value of the single reporting entity to the total equity (carrying value) to determine if impairment exists. The fair value is calculated using various methods, including an analysis based on projected discounted future operating cash flows of the single reporting entity using a discount rate reflecting our weighted average cost of capital. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the single reporting entity. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. Prior to 2004, we had recorded an impairment of goodwill of $75,000 during 2002 related to our Mrs. Parks
Management Company reporting unit. This impairment related to lower than anticipated future cash flow for us from the closing by the hotel owner of the Park Avenue Cafe restaurant in Chicago. The carrying value of goodwill as of April 4, 2005 and January 3, 2005 was $6.9 million.

     Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the assets to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. For our intangible assets, the fair value is in excess of the recorded carrying value. The net carrying value of these intangible assets as of April 4, 2005 and January 3, 2005 was $3.6 million.

     Artwork: We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The net carrying value of our artwork as of April 4, 2005 and January 3, 2005 was $2.1 million.

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

     Income taxes and income tax valuation allowances: We estimate certain components of our provision for income taxes. These estimates include, but are not limited to, effective state and local income tax rates, estimates related to depreciation expense allowable for tax purposes and estimates related to the ultimate realization of net operating losses and tax credit carryforwards and other deferred tax assets. Our estimates are made based on the best available information at the time that we prepare the provision. We usually file our income tax returns several months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed and could be subject to differing interpretations of the tax laws.
     At April 4, 2005, we have recorded a valuation allowance of $9.8 million to reduce our net operating loss and tax credit carryforwards of $8.4 million and other timing differences of $1.4 million to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

Unaudited Results of Operations



                                                                Three Months Ended
                                                          April 4,             March 29,
                                                            2005                  2004
                                                                                Restated
                                                              (Dollars in thousands)

Consolidated Statement of Operations Data:

   Consolidated restaurant sales                       $  32,994   100.0%     $ 30,652   100.0%

   Cost of consolidated restaurant sales:
      Food and beverage costs                              9,816     29.8       10,149     33.1
      Salaries and related benefit                         9,462                 8,753
expenses                                                             28.7                  28.6
      Restaurant operating expenses                        5,483     16.6        4,798     15.7
      Occupancy and related expenses                       1,880      5.7        1,506      4.9
      Marketing and promotional                            1,226                 1,298
expenses                                                              3.7                   4.2
      Depreciation and amortization expenses               1,310      4.0        1,067      3.4
                                                        --------   ------      -------    -----

   Total cost of consolidated restaurant sales            29,177     88.5       27,571     89.9
                                                        --------   ------      -------    -----
  Income from consolidated restaurant
operations                                                 3,817     11.5        3,081     10.1
  Management fee income                                      251      0.8          315      1.0
                                                        --------   ------      -------    -----
  Income from consolidated and managed
Restaurants                                                4,068     12.3        3,396     11.1
   General and administrative expenses                     2,324      7.0        2,622      8.6
   Royalty expense                                           497      1.5          442      1.4
                                                        --------   ------      -------    -----
   Operating income                                        1,247      3.8          332      1.1

   Interest expense, net of interest income                (461)    (1.4)        (341)    (1.1)
                                                        --------   ------      -------    -----
   Income (loss) before provision for income taxes           786      2.4          (9)        -
   Provision for income taxes                                 57      0.2           52      0.2
                                                        --------   ------      -------    -----
   Income (loss) before income of consolidated
variable interest entity                                     729      2.2         (61)    (0.2)
   Income of consolidated variable interest
entity                                                     (282)    (0.8)        (168)    (0.5)
                                                        --------   ------      -------    -----

   Net income (loss)                                   $     447     1.4%      $ (229)    (0.7)%
                                                       =========    =====      =======   =======


Three  Months  Ended April 4, 2005  Compared to the Three Months Ended March 29,
2004

     Consolidated Restaurant Sales. Consolidated restaurant sales increased $2.3 million, or 7.6%, to $33.0 million for the three months ended April 4, 2005 from $30.7 million for the three months ended March 29, 2004. The increase in consolidated restaurant sales was primarily due to a net increase of $2.3 million from our new Smith & Wollensky units in Houston, Texas, which opened in January 2004, and Boston, Massachusetts, which opened in September 2004. The increase in consolidated restaurant sales was also due to a net increase in comparable consolidated restaurant sales of $50,000, or 0.2%. The increase in comparable consolidated restaurant sales was primarily due to a net increase in sales of $290,000 from our Smith & Wollensky units open the entire period. The improvement is due to an increase in the average check, related primarily to price increases, and, to a lesser extent, an increase in business travel, tourism and banquet sales. The increase in consolidated restaurant sales from our Smith & Wollensky units was partially offset by a net decrease of $240,000 at our consolidated restaurants in New York, which includes the increase in sales of $132,000 from the entity that owns Maloney & Porcelli, which is consolidated pursuant to our adoption of FIN 46(R). The increase in sales for the entity that owns Maloney & Porcelli was attributable to an increase in volume, average check and, to a lesser extent, banquet sales.

     Food and Beverage Costs. Food and beverage costs decreased $333,000 to $9.8 million for the three months ended April 4, 2005 from $10.1 million for the three months ended March 29, 2004. Food and beverage costs as a percentage of consolidated restaurant sales decreased to 29.8% for the three months ended April 4, 2005 from 33.1% for the three months ended March 29, 2004. The decrease in food and beverage costs related primarily to the decrease in food cost at our comparable units of approximately $745,000 related primarily to the significant decrease in the cost of beef during the three months ended April 4, 2005, as compared to the three months ended March 29, 2004. This decrease was partially offset by an increase of approximately $864,000 million in food and beverage costs for the new Smith & Wollensky unit in Boston, Massachusetts, which opened in September 2004. The new Smith & Wollensky unit in Boston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Boston matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

     Salaries and Related Benefits. Salaries and related benefits increased $709,000 to $9.5 million for the three months ended April 4, 2005 from $8.8 million for the three months ended March 29, 2004. This increase was primarily due to our new Smith & Wollensky unit in Boston Massachusetts, which opened in September 2004. Salaries and related benefits as a percent of consolidated restaurant sales increased to 28.7% for the three months ended April 4, 2005 from 28.6% for the three months ended March 29, 2004. The increase in salaries and related benefits was primarily due to the additional staffing required at the new Smith & Wollensky unit in Boston, Massachusetts during the units opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable unit sales, an increase in the minimum wage rate in certain states, an increase in the cost of health insurance provided to employees and paid for in part by us and increases in employer contributions for other payroll taxes.

     Restaurant  Operating  Expenses.  Restaurant  operating  expenses increased
$685,000 to $5.5 million for the three months ended April 4, 2005 from $4.8 million for the three months ended March 29, 2004. The increase was primarily related to our new Smith & Wollensky unit in Boston, Massachusetts. The remaining increase is related to certain costs that are directly related to the increased sales volume such as operating supplies of approximately $65,000 at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 16.6% for the three months ended April 4, 2005 from 15.7% for the three months ended March 29, 2004.

     Occupancy and Related Expenses. Occupancy and related expenses increased $374,000 to $1.9 million for the three months ended April 4, 2005 from $1.5 million for the three months ended March 29, 2004, primarily due to the occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky unit in Boston, Massachusetts, and to a lesser extent, an increase in percentage of sales rent at applicable units. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 5.7% for the three months ended April 4, 2005 from 4.9% for the three months ended March 29, 2004.

     Marketing and Promotional Expenses. Marketing and promotional expenses decreased $72,000 to $1.2 million for the three months ended April 4, 2005 from $1.3 million for the three months ended March 29, 2004. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 3.7% for the three months ended April 4, 2005 from 4.2% for the three months ended March 29, 2004.

     Depreciation and Amortization. Depreciation and amortization increased $243,000 to $1.3 million for the three months ended April 4, 2005 from $1.1 million for the three months ended March 29, 2004, primarily due to the property and equipment additions for the new Smith & Wollensky unit in Boston, Massachusetts.

     Management Fee Income. Management fee income decreased $64,000 to $251,000 for the three months ended April 4, 2005 from $315,000 for the three months ended March 29, 2004. The decrease related primarily to the closing of ONEc.p.s.

     General and Administrative Expenses. General and administrative expenses decreased $298,000 to $2.3 million for the three months ended April 4, 2005 from $2.6 million for the three months ended March 29, 2004. General and administrative expenses as a percent of consolidated restaurant sales decreased to 7.0% for the three months ended April 4, 2005 from 8.6% for the three month period ended March 29, 2004. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 5.6% for the three months ended April 4, 2005 from 6.5% for the three months ended March 29, 2004. The decrease in general and administrative expenses was primarily due to a decrease in travel expenditures related to not incurring any opening costs during the three months ended April 4, 2005, as compared to the costs associated with the opening of the Smith & Wollensky in Houston, Texas in January 2004. In addition, there was a decrease in payroll and consulting expenses related to corporate matters.

     Royalty Expense. Royalty expense increased $55,000 to $497,000 for the three months ended April 4, 2005 from $442,000 for the three months ended March 29, 2004, due to the combined net increase in sales of $2.3 million from our Smith & Wollensky unit in Houston, Texas, which opened in January 2004 and our unit in Boston, Massachusetts, which opened in September 2004, and, to a lesser extent, an increase in sales of $290,000 from our owned Smith & Wollensky units open for the comparable period.

     Interest Expense--Net of Interest Income. Interest expense, net of interest income, increased $120,000 to $461,000 for the three months ended April 4, 2005 from $341,000 for the three months ended March 29, 2004, primarily due to the interest expense on debt incurred in connection with the financing of our new Smith & Wollensky units in Houston, Texas, and Boston, Massachusetts.

     Provision for Income Taxes. The income tax provisions for the three months ended April 4, 2005 and March 29, 2004 represent certain state and local taxes.

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

     With respect to management agreements, we were subject to the right of Plaza Operating Partners to terminate, at any time, the agreement relating to ONEc.p.s. We were notified by Plaza Operating Partners during October 2004 that it sold the Plaza Hotel, the property in which ONEc.p.s, a restaurant we managed, was located. We were directed by the new owners to close the restaurant by January 1, 2005 and to advise the employees of ONEc.p.s. of the closing. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we no longer accrue additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

     Pursuant to our lease agreement for Cite with Rockefeller Center North, Inc., Rockefeller Center may terminate the lease agreement if Mr. Stillman does not own at least 35% of the shares of each class of the tenants stock, or if there is a failure to obtain their consent to an assignment of the lease. We are currently in default with respect to this requirement, although Rockefeller Center has not given us notice of default. Rockefeller Center may also terminate the lease agreement if Mr. Stillman does not have effective working control of the business of the tenant. The default existing under the lease agreement for Cite could subject us to renegotiation of the financial terms of the lease, or could result in a termination of the lease agreement which would result in the loss of the restaurant at this location. This event could have a material adverse effect on our business and our financial condition and results of operations. To date, none of the parties to the lease agreement has taken any action to terminate the agreement and management has no reason to believe that the agreement will be terminated.

Liquidity and Capital Resources

Cash Flows

     We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash provided by / (used in) operating activities amounted to ($73,000) and $1.2 million for the three months ended April 4, 2005 and March 29, 2004, respectively. During the three months ended April 4, 2005, we used cash flows provided by operations primarily to reduce outstanding payables.

     Net cash provided by / (used in) financing activities was ($354,000) and $1.5 million for the three months ended April 4, 2005 and March 29, 2005, respectively. Net cash used in financing activities for the three months ended April 4, 2005 includes $194,000 in principal payments on long-term debt and distributions of $170,000 to the minority interest in the consolidated variable interest entity. Net cash provided by financing activities for the three months ended March 29, 2004 includes $1.7 million in proceeds from our line of credit facilities with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley") less $171,000 of principal payments on long-term debt and distributions of $80,000 to the minority interest in the consolidated variable interest entity

     During the three months ended April 4, 2005, we used cash primarily to fund the expansion of existing restaurants and the completion of the Smith & Wollensky in Boston. Net cash used in investing activities was $582,000 and $3.2 million for the three months ended April 4, 2005 and March 29, 2004, respectively. Total capital expenditures were $582,000 and $3.9 million for the three months ended April 4, 2005 and March 29, 2004, respectively. Other cash provided by in investing activities consisted primarily of net proceeds from the sale of investments of $923,000 for the three months ended March 29, 2004.

Capital Expenditures

     Total capital expenditures are expected to be approximately $800,000 for the remainder of fiscal 2005 and will consist of maintenance capital expenditure in respect of existing restaurants. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic conditions and the availability of capital. We expect to resume our new restaurant growth in 2006 or early 2007. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our newest unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

Indebtedness

     In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.5 million and $1.6 million at April 4, 2005 and January 3, 2005, respectively.

     On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley. Under the agreement, we are the guarantor of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC (the "Borrower"). We, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of approximately $33,333 for this portion of the loan over the term of the loan and a balloon payment of approximately $2.0 million on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. The balance of the funds available under the agreement had been intended to be used by us to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. We did not draw down the remaining balance because, as an alternative to purchasing the land, we signed an amendment to our lease agreement, as discussed below. The balance of the term loan was approximately $3.3 million and $3.4 million at April 4, 2005 and January 3, 2005, respectively.

     On October 9, 2002, we purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of ours. This loan bears interest at 8% per annum and requires annual principal payments of $550,000 with the first installment being prepaid on March 4, 2003, and the subsequent two installments originally due on October 9, 2004 and October 9, 2005, respectively. We received a 60-day extension on the installment due on October 9, 2004, which we paid on December 9, 2004. The promissory note is secured by a first mortgage relating to the Dallas property. The balance of the promissory note was $550,000 at April 4, 2005 and January 3, 2005.

     On December 24, 2002, we entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, the Company and Dallas S&W L.P., a wholly owned subsidiary of ours, are the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by us, through the Borrower, under the agreement, $1.35 million was used for our new restaurant development program, and $550,000 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, we are obligated to make monthly principal payments of $15,833 for this loan over the term of the loan and a balloon payment of approximately $966,000 on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. The balance of the term loan was approximately $1.5 million at April 4, 2005 and January 3, 2005.

     On January 30, 2004, we entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, we are the guarantor of borrowings by the Borrower. Through the Borrower, we have the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bear interest at a fixed rate of LIBOR, which was 2.4% at December 31, 2004, plus 3% per annum, payable on a monthly basis. We are also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We may at anytime repay advances on this line without penalty. We are obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. The balance of the secured line of credit facility was $2.0 million at April 4, 2005 and January 3, 2005.

     On March 17, 2004, we signed a first amendment to covenants agreement with Morgan Stanley. The amendment increased to $525,000 the amount that we may exclude from the determination of any of our covenants, under our term loan agreements and line of credit facilities, as a result of the settlement of a legal dispute between the Company and a third party.

     On May 26, 2004, S&W New Orleans, L.L.C. ("New Orleans"), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia National Bank ("Hibernia"). The $2.0 million was used by us for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At January 3, 2005, New Orleans was in compliance with the financial covenant contained in the loan agreement between New Orleans and Hibernia. The balance of the promissory note was approximately $1.9 million and $2.0 million at April 4, 2005 and January 3, 2005, respectively.

     On July 21, 2004, we entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, the Company and Smith & Wollensky of Boston LLC are the guarantors of borrowings by the Borrower. The $2.0 million was used by us for construction costs related to the new Smith & Wollensky restaurant in Boston. Advances under this line of credit bear interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. We are also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We may at anytime repay advances on this line without penalty. We are obligated to repay the principal portion of this line on May 31, 2005, the termination date of this line. This line is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. The balance of the secured line of credit facility was $2.0 million at April 4, 2005 and January 3, 2005.

     On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreements and line of credit facilities for the periods described in Note 2 to the Notes to Unaudited Consolidated Financial Statements. On November 11, 2004, Morgan Stanley amended, among other things, the interest coverage ratio covenant of the term loan agreements and line of credit facilities effective as of September 27, 2004. The costs in connection with the amendment were approximately $20,000. At April 4, 2005, we were in compliance with all the financial covenants contained in the amended term loan agreements and line of credit facilities. On April 26, 2005, a letter was signed by Morgan Stanley confirming the exclusion of the restatement adjustments relating to certain of our leases and the accounting for gift certificates from the financial covenants contained in our term loan agreements and line of credit facilities for the periods described in Note 2 to the Notes to Unaudited Consolidated Financial Statements.

        On December 23, 2004, Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P. (collectively, the "Lessees"), each a wholly-owned subsidiary of the Company, entered into a Master Lease Agreement and related schedules (the "Lease") with General Electric Capital Corporation, which subsequently assigned its rights, interests and obligations under the Lease to Ameritech Credit Corporation, d/b/a SBC Capital Services ("SBC"), pursuant to which SBC acquired certain equipment and then leased such equipment to the Lessees. The transaction enabled the Lessees to finance approximately $1.5 million of existing equipment. Subject to adjustment in certain circumstances, the monthly rent payable under the Lease is $30,672. The Lessees are treating this transaction as a sale-leaseback transaction with the lease being classified as a capital lease and the gain recorded on the sale of approximately $151,000 was deferred and is being amortized over the life of the Lease. The $1.5 million was used for construction costs related to the Smith & Wollensky restaurant in Boston. The monthly payments were calculated using an annual interest rate of approximately 7.2%. In connection with the transaction, the Company entered into a Corporate Guaranty on December 23, 2004 to guarantee the Lessees' obligations under the Lease. The Lessees may after 48 months, and after giving 30 days notice, purchase back all the equipment listed under the Lease at a cost of approximately $405,000.

     Pursuant to the terms of our secured term loan agreements and secured line of credit facilities, we cannot declare or pay any dividends if any portions of the loans are outstanding.

Las Vegas Lease

     On April 29, 2003, we signed the April 2003 Amendment with The Somphone Limited Partnership ("Lessor"), the owner of the land that the restaurant in Las Vegas is located on (the "Las Vegas Property"). The April 2003 Amendment, which is being accounted for as a capital lease, adjusted the annual fixed payment to $400,000 per year from May 1, 2003 to April 30, 2008 and to $860,000 per year from May 1, 2008 to April 30, 2018. The April 2003 Amendment also amended the amount of the purchase price option available to us effective from May 1, 2003. We will have the option to purchase the property over the next five years at an escalating purchase price. The purchase price was approximately $10.0 million at May 1, 2003, and escalates to approximately $12.1 million at the end of five years. We are required to make down payments on the purchase of the property. Those payments, which escalate annually, are payable in monthly installments into a collateralized sinking fund based on the table below, and will be applied against the purchase price at the closing of the option. If at the end of the five years we do not exercise the option, the Lessor receives the down payments that accumulated in the sinking fund, and thereafter the purchase price for the property would equal $10.5 million. The down payments for the purchase of the land over the next four years as of April 4, 2005 will be as follows:

          Fiscal year                            (dollar amounts in thousands)
          -----------                            ---------------------------
          2005................................             $   228
          2006................................                 328
          2007................................                 360
          2008................................                 123
                                                           --------
                                                           $ 1,039
                                                           ========


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

     On October 29, 2004, it was determined that the accounting treatment for the April 2003 Amendment was inaccurately reflected in our financial statements for the fiscal year ended December 29, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and for the quarterly periods ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004, included in our Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the April 2003 Amendment, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was included as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003. We filed a Report on Form 8-K on November 4, 2004 describing this restatement and its impact on our financial statements. We restated our annual results for the fiscal year ended December 29, 2003 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005. We will file a restated Quarterly Report on Form 10-Q/A for the quarterly periods ended March 29, 2004 and June 28, 2004, as soon as practicable. See Notes to Consolidated Financial Statements, Notes 2 and 8.

     On March 23, 2005, S&W of Las Vegas, LLC (the "Borrower") entered into a Contract of Sale (the "Vegas Agreement") with the Buyer pursuant to which, simultaneously upon closing, (i) the Borrower will assign to the Buyer the Existing Lease in respect of the Las Vegas Property, (ii) the Buyer will purchase the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower will lease the Las Vegas Property from the Buyer in accordance with the terms of the New Lease. The aggregate purchase price is expected to equal $30,000,000, payable as follows: (a) approximately $10,700,000 to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30,000,000 and the amount payable to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19,300,000). The Borrower expects to receive net proceeds from the transactions equal to approximately $19,100,000 (before taxes) and is required to use approximately $8,700,000 of the net proceeds from the transactions to repay existing indebtedness. Any gain recognized would be deferred and recognized over the life of the lease.

     The New Lease will have a 40 year term and require the Borrower to pay a negotiated rent, subject to certain increases over time. The Vegas Agreement contains, and the New Lease is expected to contain, representations, warranties, covenants and indemnities that are typical for transactions of this kind. Although the transactions are expected to close by the end of May 2005, the transactions are subject to a number of closing conditions and there can be no assurance that the transactions will be consummated. The Borrower is currently evaluating the accounting treatment for this transaction.

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

Effect of New Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4 ("SFAS No. 151"). Under SFAS No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company's adoption date. We are currently assessing the impact of this statement on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets". SFAS No. 153 amends the guidance in Accounting Principles Board (APB) Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at April 4, 2005.


                                                              Expected Maturity Date
                                                                 Fiscal Year Ended
                                   ------------------------------------------------------------------------------
                                                                                                       Fair Value
                                                                                                       January 3,
Debt                                2005     2006    2007     2008      2009    Thereafter   Total        2005
------                             --------  ------ -------- --------  -------- ---------- ---------- -----------
                                                              (Dollars in thousands)
Long-term variable rate..........  $ 2,040   $  56  $ 2,777                                $   4,873   $  4,873
Average interest rate............                                                                5.0%
Long-term fixed rate.............  $ 1,096   $ 737  $ 1,696  $ 2,333   $ 1,634    $ 377    $   7,873   $  8,903
Average interest rate............                                                                6.6%
                                                                                           ----------
Total Debt.......................                                                          $  12,746   $ 13,776
                                                                                           ==========  =========


     We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

         An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our "disclosure controls and procedures" are not effective based on the restatement described below.


Restatement of Previously Issued Financial Statements

     On April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift certificates that were sold and deemed to have expired and not redeemed during fiscal 2001 and fiscal 2002. In addition, it was also determined that we had not properly recorded expenses related to certain promotions that we ran from fiscal 2000 through fiscal 2004, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and our Quarterly Report on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. The total impact of this restatement on our financial statements was to increase our accumulated deficit at December 31, 2001 by $590,000, increase our net loss for the fiscal year ended December 30, 2002, by $66,000, or $.01 per share, and increase our net loss for the fiscal year ended December 29, 2003 by $83,000, or $.01 per share. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements. This Quarterly Report on Form 10-Q for the period ended April 4, 2005 reflects the changes for the quarterly results for the period ended March 29, 2004. We will file a restated Quarterly Report on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, as soon as practicable. We restated our annual results for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005.


Remediation of Material Weaknesses

     During the first quarter of 2005, to remedy the material weakness in our internal control over financial reporting, we established procedures to specifically track every gift certificate sold and redeemed in order to recognize any potential expenses and the deferred revenue in the appropriate periods. These procedures were implemented at the beginning of the second quarter of 2005.

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

     On December 22, 2004, Parade 59, LLC ("Parade"), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners, ELAD Properties, LLC and CPS1, LLC (collectively the "Defendants") alleging that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel guest, room and credit account charges to Parade, and (3) failed to pay termination costs to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3.5 million. We believe that we will likely prevail in these matters and that the risk of material loss is not probable. Accordingly, we have not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, our financial position, results of operations and cash flows could be adversely affected.

     We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE TO SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

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




                           THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

May 19, 2005               By:    /s/  ALAN N. STILLMAN
                                  ---------------------

                                  Name:  Alan N. Stillman
                                  Title: Chairman of the Board, Chief Executive
                                         Officer and Director
                                         (Principal Executive Officer)


May 19, 2005               By:    /s/  ALAN M. MANDEL
                                  -------------------

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