Form 10-Q
period 2005-07-04
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2005-08-18
CIK 1137047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q



   |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 2005

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


As of August 18, 2005, the registrant had 9,368,819 shares of Common Stock, $.01 par value per share, outstanding.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                             PAGE

Item 1. Financial Statements.

   Unaudited Consolidated Balance Sheets as of July 4, 2005 and January 3, 2005                               4

   Unaudited Consolidated Statements of Operations for the three and six-month periods ended
        July 4, 2005 and June 28, 2004 (as restated)                                                          5

   Unaudited Consolidated Statements of Stockholders' Equity for the three and six-month periods ended
        July 4, 2005 and June 28, 2004 (as restated)                                                          6

  Unaudited Consolidated Statements of Cash Flows for the three and six-month periods ended
        July 4, 2005 and June 28, 2004 (as restated)                                                          7

   Notes to Unaudited Consolidated Financial Statements                                                       8

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                                                      21

Item 3. Quantitative and Qualitative Disclosures about Market Risk.                                          36

Item 4. Controls and Procedures.                                                                             36

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.                                                                                   37

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.                                          38

Item 3. Defaults Upon Senior Securities.                                                                     38

Item 4. Submission of Matters to a Vote of Security Holders.                                                 38

Item 5. Other Information.                                                                                   39

Item 6. Exhibits.                                                                                            39

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
         (dollar amounts in thousands, except share and per share data)


                                                                                                   July 4,        January 3,
                                                                                                    2005             2005
                                                                                                    -----            ----

                                     Assets
Current assets:
  Cash and cash equivalents.................................................................      $ 2,355        $  1,821
  Short-term investments....................................................................          239             195
  Accounts receivable, less allowance for doubtful accounts of $78
  at July 4, 2005 and January 3, 2005, respectively.........................................        3,380           2,366
  Merchandise inventory.....................................................................        4,883           5,139
  Prepaid expenses and other current assets.................................................        1,260           1,103
                                                                                                 --------        --------

Total current assets........................................................................       12,117          10,624
Property and equipment, net.................................................................       62,503          73,253
Goodwill, net...............................................................................        6,886           6,886
Licensing agreement, net....................................................................        3,554           3,637
Long-term investments.......................................................................        8,174               -
Other assets................................................................................        4,306           4,728
                                                                                                 --------        --------
  Total assets..............................................................................     $ 97,540        $ 99,128
                                                                                                 ========        ========
                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt.........................................................       $  196        $  3,329
  Current portion of obligations under capital lease.......................................           133               -
  Current portion of deferred gain.........................................................           367               -
  Accounts payable and accrued expenses.....................................................       13,127          15,738
                                                                                                 --------        --------
  Total current liabilities.................................................................       13,823          19,067
Obligations under capital leases, net of current portion....................................        7,820          11,624
Deferred gain on sale leaseback, net of current portion.....................................       13,210               -
Long-term debt, net of current portion......................................................        3,214           9,611
Deferred rent...............................................................................        8,742           8,647
                                                                                                 --------        --------
  Total liabilities.........................................................................       46,809          48,949

Interest in consolidated variable interest entity...........................................        (538)           (572)
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01; authorized 40,000,000 shares; 9,367,052 and 9,378,349 shares
  issued and outstanding at July 4, 2005 and January 3, 2005, respectively).................           94              94
  Additional paid-in capital................................................................       70,024          70,002
  Accumulated deficit.......................................................................     (18,876)        (19,427)
  Accumulated other comprehensive income ...................................................          126              82
    Treasury stock, 16,647 shares at July 4, 2005, at cost..................................         (99)               -
                                                                                                 --------        --------
                                                                                                   51,269          50,751
                                                                                                 --------        --------

  Total liabilities and stockholders' equity................................................     $ 97,540        $ 99,128
                                                                                                 ========        ========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
        (dollar amounts in thousands, except share and per share amounts)




                                                                       Three Months Ended                 Six Months Ended
                                                                   July 4,          June 28,           July 4,         June 28,
                                                                    2005              2004              2005             2004
                                                                    -----             ----              ----             ----
                                                                                    Restated                           Restated

Consolidated restaurant sales.................................     $     31,971      $     30,010      $     64,965    $    60,662
                                                                   ------------      ------------      ------------    -----------
Cost of consolidated restaurant sales:
  Food and beverage costs.....................................            9,840             9,366            19,656         19,515
  Salaries and related benefit expenses.......................            9,476             8,669            18,938         17,422
  Restaurant operating expenses...............................            5,160             4,758            10,643          9,557
  Occupancy and related expenses..............................            1,870             1,527             3,750          3,039
  Marketing and promotional expenses..........................            1,377             1,333             2,603          2,624
  Depreciation and amortization expenses......................            1,220             1,022             2,530          2,089
                                                                   ------------      ------------      ------------    -----------
     Total cost of consolidated restaurant sales..............           28,943            26,675            58,120         54,246
                                                                   ------------      ------------      ------------    -----------
Income from consolidated restaurant operations................            3,028             3,335             6,845          6,416
Management fee income.........................................              248               316               499            632
                                                                   ------------      ------------      ------------    -----------
Income from consolidated and managed restaurants..............            3,276             3,651             7,344          7,048
General and administrative expenses...........................            2,143             2,442             4,467          5,068
Royalty expense...............................................              479               432               976            871
                                                                   ------------      ------------      ------------    -----------
Operating income .............................................              654               777             1,901          1,109


Interest expense..............................................            (338)             (333)             (768)          (656)
Amortization of deferred debt financing costs.................             (23)              (26)              (55)           (44)
Interest income...............................................               21                 -                22              -
                                                                   ------------      ------------      ------------    -----------
Interest and other expense, net...............................            (340)             (359)             (801)          (700)
                                                                   ------------      ------------      ------------    -----------
Income before provision for income taxes......................              314               418             1,100            409
Provision for income taxes....................................              118                51               175            103
                                                                   ------------      ------------      ------------    -----------
Income before income of consolidated
    variable interest entity..................................              196               367               925            306
Income of consolidated variable interest entity                            (92)             (261)             (374)          (429)
                                                                   ------------      ------------      ------------    -----------
Net income (loss) ............................................     $        104      $        106      $        551    $     (123)
                                                                   ============      ============      ============    ===========
Net income (loss) per common share:

     Basic and diluted:.......................................     $       0.01      $       0.01      $       0.06    $    (0.01)
                                                                   ============      ============      ============    ===========

Weighted average common shares outstanding:
   Basic......................................................        9,375,371         9,376,249         9,376,893      9,376,249
                                                                      =========         =========         =========      =========

   Diluted....................................................       10,007,183        10,131,915         9,908,739      9,376,249
                                                                     ==========        ==========         =========      =========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                          (dollar amounts in thousands)

                 Six months ended July 4, 2005 and June 28, 2004




                                                                                       Accumulated
                                        Common Stock        Additional                    other          Treasury
                                        ------------          paid-in    Accumulated   comprehensive       Stock       Stockholders'
                                      Shares      Amount      capital      deficit        income     Shares     Amount    equity
                                      ------      ------      -------      -------        ------     ------     ------    ------

Balance at December 29,
2003 (Restated).................     9,376,249       $94      $69,940      $(17,387)      $  16                    $ -      $ 52,663

Comprehensive income
on investments, net of tax                                                                   36                                   36
effect......                                --        --           --          (123)         --                                (123)
Net loss ........................    ---------    -------    --------     ----------     --------    --------    -------   ---------
                                                                                                                                (87)
                                                                                                                            ========
Total comprehensive loss


Balance at June 28, 2004
(Restated).....................      9,376,249      $ 94      $69,940      $(17,510)      $  52                    $ -      $ 52,576
                                     =========     =======    =======      =========     =======      =======    =======    ========

Balance at January 3,
2005                                 9,378,349       $94      $70,002      $(19,427)        $82                    $ -       $50,751

Stock options exercised,                 5,350                     22                                                             22
net of tax............

Treasury stock purchases              (16,647)                                                       16,647       (99)          (99)
(1)........
Comprehensive income
on investments, net of tax                                                                   44                                   44
effect......
Net income....................            --          --          --            551          --                                  551
Net loss ........................    ---------    -------    --------     ----------     --------    --------    -------   ---------
Total comprehensive
income                                                                                                                           595
                                                                                                                            ========

Balance at July 4,
 2005..........................      9,367,052      $ 94      $70,024      $(18,876)      $ 126      16,647      $(99)      $ 51,269
                                     =========     =======    =======      =========     =======      =======    =======    ========


(1) On May 24, 2005, SWRG announced that the Board of Directors of SWRG authorized a stock repurchase program under which 1.0 million shares of SWRG's outstanding common stock may be acquired in the open market over the 18 months following such authorization at the direction of management. (See Note 11.)


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)
                 Six months ended July 4, 2005 and June 28, 2004



                                                                                   July 4, 2005    June 28, 2004
                                                                                   ------------    -------------
                                                                                                        Restated

Cash flows from operating activities:
Net income (loss) .............................................................        $    551         $  (123)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization ...............................................           2,742            2,251
   Amortization of debt discount ..............................................              55               44
   Deferred gain on sale leaseback ............................................             151                -
   Stock based compensation ...................................................             (7)                -
   Deferred rent ..............................................................              95              241
   Tenant improvement allowances ..............................................               -              375
  Accretive interest on capital lease obligation ..............................              51               71
  Income of consolidated variable interest entity .............................             374              429
  Consolidation of variable interest entity ...................................               -              284
  Changes in operating assets and liabilities:
     Accounts receivable ......................................................         (1,014)            (129)
     Merchandise inventory ....................................................             256            (118)
     Prepaid expenses and other current assets ................................           (157)            (531)
     Other assets .............................................................             137            (321)
     Accounts payable and accrued expenses ....................................         (2,844)              435
                                                                                       --------         --------
               Net cash provided by (used in) operating activities ............             390            2,908
                                                                                       --------         --------
 Cash flows from investing activities:
 Purchase of property and equipment ...........................................           (946)          (7,683)
 Purchase of nondepreciable assets ............................................               -             (34)
 Purchase of investments ......................................................         (8,174)                -
 Proceeds from sale of property ...............................................          19,320                -
 Proceeds from sale of investments ............................................               -              923
 Payments under licensing agreement ...........................................               -            (229)
                                                                                       --------         --------

               Cash flows provided by (used in) investing activities .........           10,200          (7,023)
                                                                                       --------         --------
Cash flows from financing activities:
Proceeds from issuance of long-term debt ......................................               -            3,959
Principal payments of long-term debt ..........................................         (9,530)            (359)
Principal payments of capital lease obligation ................................           (109)                -
Net proceeds from exercise of options .........................................              22                -
Purchase of treasury stock ....................................................            (99)                -
Distribution to owners of consolidated variable interest entity ...............           (340)            (350)
                                                                                       --------         --------
              Cash flows provided by(used in) financing activities ...........         (10,056)            3,250
                                                                                       --------         --------
Net change in cash and cash equivalents .......................................             534            (865)
Cash and cash equivalents at beginning of period ..............................           1,821            1,898
                                                                                       --------         --------
              Cash and cash equivalents at end of period ......................        $  2,355         $  1,033
                                                                                       ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
              Interest ........................................................        $    826         $    504
                                                                                       ========         ========
              Income taxes ...................................................         $    267         $     73
                                                                                       ========         ========
   Noncash investing and financing activities:
              Assets under capital lease .....................................         $  6,564         $  8,044
                                                                                       ========         ========
              Obligations under capital lease ................................         $  7,953         $ 10,062
                                                                                       ========         ========
              Capitalization of deferred rent ................................         $      -         $    150
                                                                                       ========         ========


     See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
     (dollar amounts in thousands, except per share amounts and where noted)
                         July 4, 2005 and June 28, 2004

(1) General

     The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, "SWRG" or the "Company") operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At July 4, 2005, SWRG owned and operated thirteen restaurants, including ten Smith & Wollensky restaurants, and managed three restaurants.

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

         SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three and six-months ended July 4, 2005 and June 28, 2004 represent 13 and 26-week reporting periods.

(2) Restatements

     (a) On October 29, 2004, it was determined that the accounting treatment for the April 2003 amendment to the lease for SWRG's Las Vegas property ("April 2003 Amendment") was inaccurately reflected in SWRG's financial statements for the quarter and fiscal year ended December 29, 2003 included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and for the quarterly periods ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004, included in its Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. In connection with the April 2003 Amendment, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was included as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003. The impact of this restatement on SWRG's statement of operations was to increase its net loss for the three and six months ended June 28, 2004 by $93 and $186, respectively, or $.01 and $.02 per share, respectively. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in SWRG's term loan agreements and line of credit facilities for the periods referenced above. SWRG filed a Current
Report on Form 8-K on November 4, 2004 describing this restatement and the impact on its financial statements.

     (b) On February 23, 2005, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") in a letter issued in February 2005 to the American Institute of Certified Public Accountants guiding all affected public companies regarding certain operating lease accounting issues and their application under generally accepted accounting principles, it was determined that the accounting treatment for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was inaccurately reflected in SWRG's financial statements included in its Annual Report on Form 10-K for the fiscal years ended December 30, 2002 and December 29, 2003, and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004
and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. Under the previous accounting treatment, tenant improvement allowances received by SWRG from the landlord were recorded as a reduction to leasehold improvements. These cash payments received by SWRG should have been treated as an increase to deferred rent liability, as of the date we took control over the leased premises, and amortized over the initial term of the lease, including renewal periods. The impact of this restatement was a reclassification of $375 from leasehold improvements to deferred rent liability at June 28, 2004 and a reclassification from occupancy and related expenses to depreciation and amortization expense of $12 and $24 for the three and six months ended June 28, 2004. SWRG filed a Current Report on Form 8-K/A on March 10, 2005 describing this restatement and the impact on its financial statements.

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

     The total impact of the restatements discussed above in (b) and (c) was to decrease SWRG's net loss for the three and six months ended June 28, 2004 by $11 and $30, respectively, or $.00 and $.00 per share, respectively.

     (d) On April 20, 2005, it was determined that SWRG had incorrectly calculated its estimate of gift certificates that were sold and deemed to have expired and not redeemed in the financial statements included in the Annual Report on Form 10-K for the fiscal years ended December 31, 2001 and December 30, 2002 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. In addition, it was also determined that SWRG had not properly recorded expenses related to certain promotions that ran from the fiscal year ended January 1, 2001 through January 3, 2005, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 21, 2003 included in SWRG's Annual Report on Form 10-K for the fiscal year ended December 29, 2003 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. The total impact of this restatement on SWRG's financial statements was to increase its net loss for the three and six months ended June 28, 2004 by $75 and $160, respectively, or $.01 and $.02 per share, respectively. SWRG filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on its financial statements.

     The effect of the restatements changed the amounts previously reported under cash provided from operating activities and cash used for investing activities by $375 for the six months ended June 28, 2004.

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

     As a result of the corrections of the errors described above, SWRG will file a restated Quarterly Report on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, as soon as practicable. SWRG restated its annual results for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 in its Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005. SWRG restated its financial statements for the period ended June 28, 2004, which includes the unaudited consolidated statement of operations included in this Quarterly Report on Form 10-Q as follows:

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statement of Operations
        (dollar amounts in thousands, except share and per share amounts)
                        Three months ended June 28, 2004


                                                            June 28,                                 June 28,
                                                              2004            Adjustments              2004
                                                          --------------     --------------        -------------
                                                          As previously                              Restated
                                                            reported

Consolidated restaurant sales..........................   $      30,010      $          --          $    30,010
Cost of consolidated restaurant sales:
   Food and beverage costs.............................           9,366                 --                9,366
   Salaries and related benefit expenses...............           8,669                 --                8,669
   Restaurant operating expenses.......................           4,758                 --                4,758
   Occupancy and related expenses......................           1,451                 76(a)(b)(c)       1,527
   Marketing and promotional expenses..................           1,333                 --                1,333
   Depreciation and amortization expenses..............           1,016                  6 (b)(c)         1,022
                                                          --------------     --------------        -------------
   Total cost of consolidated restaurant sales.........          26,593                 82               26,675
                                                          --------------     --------------        -------------
Income from consolidated restaurant operations.........           3,417               (82)                3,335
Management fee income..................................             316                  -                  316
                                                          --------------     --------------        -------------
Income from consolidated and managed restaurants.......           3,733               (82)                3,651
General and administrative expenses....................           2,367                 75 (d)            2,442
Royalty expense........................................             432                 --                  432
                                                          --------------     --------------        -------------
Operating income.......................................             934              (157)                  777
Interest expense, net of interest income...............             359                 --                  359
                                                          --------------     --------------        -------------
Income before provision for income taxes...............             575              (157)                  418
Provision for income taxes.............................              51                 --                   51
                                                          --------------     --------------        -------------
Income before income of consolidated variable interest
   entity..............................................             524              (157)                  367
Income of consolidated variable interest entity........           (261)                 --                (261)
                                                          --------------     --------------        -------------
Net income.............................................   $         263       $      (157)          $       106
                                                          ==============     ==============        =============
Net income per share:
     Basic and diluted.................................   $        0.03       $     (0.02)          $      0.01
                                                          ==============     ==============        =============
Weighted average common shares outstanding:
     Basic.............................................       9,376,249          9,376,249            9,376,249
                                                          ==============     ==============        =============
     Diluted...........................................      10,131,915          9,376,249            9,376,249
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

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statement of Operations
        (dollar amounts in thousands, except share and per share amounts)
                         Six months ended June 28, 2004


                                                            June 28,                                 June 28,
                                                              2004            Adjustments              2004
                                                          --------------     --------------        -------------
                                                          As previously                              Restated
                                                            reported

Consolidated restaurant sales..........................   $      60,662      $          --          $    60,662
Cost of consolidated restaurant sales:
   Food and beverage costs.............................          19,515                 --               19,515
   Salaries and related benefit expenses...............          17,422                 --               17,422
   Restaurant operating expenses.......................           9,557                 --                9,557
   Occupancy and related expenses......................           2,894                145(a)(b)(c)       3,039
   Marketing and promotional expenses..................           2,624                 --                2,624
   Depreciation and amortization expenses..............           2,078                 11 (b)(c)         2,089
                                                          --------------     --------------        -------------
   Total cost of consolidated restaurant sales.........          54,090                156               54,246
                                                          --------------     --------------        -------------
Income from consolidated restaurant operations.........           6,572              (156)                6,416
Management fee income..................................             632                  -                  632
                                                          --------------     --------------        -------------
Income from consolidated and managed restaurants.......           7,204              (156)                7,048
General and administrative expenses....................           4,908                160 (d)            5,068
Royalty expense........................................             871                 --                  871
                                                          --------------     --------------        -------------
Operating income.......................................           1,425              (316)                1,109
Interest expense, net of interest income...............             700                 --                  700
                                                          --------------     --------------        -------------
Income before provision for income taxes...............             725              (316)                  409
Provision for income taxes.............................             103                 --                  103
                                                          --------------     --------------        -------------
Income before income of consolidated variable interest              622              (316)                  306
   entity..............................................
Income of consolidated variable interest entity........           (429)                 --                (429)
                                                          --------------     --------------        -------------
Net income (loss)......................................   $        193       $      (316)          $      (123)
                                                          ==============     ==============        =============
Net income (loss) per share:
     Basic and diluted.................................   $       0.02       $     (0.03)          $     (0.01)
                                                          ==============     ==============        =============
Weighted average common shares outstanding:
     Basic.............................................       9,376,249          9,376,249            9,376,249
                                                          ==============     ==============        =============
     Diluted...........................................      10,131,915          9,376,249            9,376,249
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

     In accordance with FIN 46(R), SWRG's consolidated financial statements for the three and six month periods ended July 4, 2005 and June 28, 2004, and the fiscal year ended January 3, 2005 include the accounts and results of the entity that owns Maloney & Porcelli ("M&P"). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked one of the above characteristics.

     In connection with the adoption of FIN 46(R), SWRG's net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed SWRG's current assets by $(54) and $185, non-current assets by $147 and $168, current liabilities by $372 and $499, and non-current liabilities by $414 and $427 at July 4, 2005 and January 3, 2005, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,799 and $2,724, and increased restaurant operating costs by $2,321 and $2,232 for the three months ended July 4, 2005 and June 28, 2004, respectively, and it increased consolidated sales by $5,689 and $5,482, and increased restaurant operating costs by $4,618 and $4,459 for the six months ended July 4, 2005 and June 28, 2004, respectively.

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


(4) Recently Issued Accounting Pronouncements

     On July 19, 2005, the FASB issued proposed FASB Staff Position ("FSP") FAS 13-b, "Accounting for Rental Costs Incurred during a Construction Period." The FASB is proposing in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. FASB Technical Bulletin (FTB) No. 88-1, Issues Relating to Accounting for Leases, requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, "Accounting for Operating Leases with Scheduled Rent Increases", starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As proposed, companies would be required to apply the guidance for new leases to the first reporting period beginning after September 15, 2005. SWRG currently has a policy of capitalizing rent during the construction period and will have to change that policy going forward. SWRG does not believe that the adoption of this FSP will have a material effect on SWRG's consolidated financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. SWRG does not expect the adoption of SFAS No. 154 to have a material impact on SWRG's consolidated financial statements.

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

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company's adoption date. We believe the impact of this statement on SWRG's consolidated financial statements will be comparable to the proforma disclosure set forth in Note 5.

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

(5) Net Income (Loss) per Common Share

         SWRG calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share assumes the exercise of stock options using the treasury stock method, if dilutive. Dilutive net income (loss) per common share for the three and six month- periods ended July 4, 2005 and June 28, 2004, respectively, was the same as basic net income (loss) per common share.

The following table sets forth the calculation for net income (loss) per common share on a weighted average basis:




                                                                            Three Months Ended             Six  Months Ended
                                                                            ------------------             ---  ------------
                                                                               July 4,       June 28,       July 4,    June 28,
                                                                                  2005           2004          2005        2004
                                                                                  ----           ----          ----        ----
                                                                                             Restated                  Restated
Numerator:

Net income (loss)........................................                   $      104      $     106     $     551   $   (123)
                                                                            ==========      =========     =========   =========



                                                                   Total      Weighted       Weighted      Weighted    Weighted
                                                                   -----      --------       --------      --------    --------
                                                                  Shares       Average        Average       Average     Average
                                                                  ------       -------        -------       -------     -------
                                                                                Shares         Shares        Shares      Shares
                                                                                ------         ------        ------      ------
Denominator - Weighted Average Shares:

Beginning common shares..................................      9,378,349     9,378,349      9,376,249     9,378,349   9,376,249
Options exercised during the six months ended July 4,
   2005..................................................          5,350        2,742               -         1,404           -

Treasury stock purchases.................................       (16,647)       (5,719)              -       (2,860)           -
                                                               ---------    ----------     ----------     ---------   ---------

Basic...................................................       9,367,052     9,375,372      9,376,249     9,376,893   9,376,249
                                                               =========
Dilutive options.........................................                      631,811        755,666       531,846           -
                                                                            ----------     ----------     ---------   ---------

Diluted .................................................

                                                                            10,007,183     10,131,915     9,908,739   9,376,249
                                                                            ==========     ==========     =========   =========

Per common share:

Basic and diluted........................................                   $     0.01     $     0.01    $     0.06   $  (0.01)
                                                                            ==========     ==========    ==========   =========


   On May 24, 2005, SWRG announced that the Board of Directors for SWRG authorized a stock repurchase program under which 1.0 million shares of SWRG's outstanding common stock may be acquired in the open market over the 18 months following such authorization at the direction of management. See Note 11.

   SWRG excluded options to purchase approximately 756,000 shares of common stock for the six-months ended June 28, 2004 because they are considered anti-dilutive.

SWRG applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 ("FIN 44"), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Options given to a board member who was also a consultant of SWRG became variable options under FIN 44.SWRG took an initial non-cash compensation charge and will continue to record such charges, or revenues, associated with the value of the stock underlying these options through the earlier of their exercise, forfeiture or expiration dates. The change in fair value of these options resulted in compensation expense of $11 and $4 for the three and six month periods ended July 4, 2005, respectively.

The following table illustrates the effect on the net income (loss) as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                                                         Three Months Ended                     Six Months Ended
                                                                         -----------------                      ---------------
                                                                        July 4, 2005   June 28, 2004     July 4, 2005  June 28, 2004
                                                                        ------------   -------------     ------------  -------------
                                                                                            Restated                        Restated

Net income (loss) .................................................     $        104    $        106    $         551   $      (123)
                                                                        ============    ============    =============   ============
Add (deduct) stock-based employee compensation expense
  (recovery) included in reported net income
  (loss) ..........................................................               11               -                4            -
Deduct total stock-based employee compensation expense
  determined under fair value based method for all awards, net
  of tax ..........................................................              (71)            (86)            (145)         (172)
                                                                        ------------    ------------    -------------   ------------

Pro forma net income (loss)                                             $         44    $         20    $         410   $      (295)
                                                                        ============    ============    =============   ============

Pro forma net income (loss) per common share (Y)
   Basic and diluted ..............................................     $       0.00    $       0.00    $        0.04   $     (0.03)
                                                                        ============    ============    =============   ============


Weighted average common shares outstanding:
Basic .............................................................        9,375,371       9,376,249        9,376,893      9,376,249
                                                                        ============    ============    =============    ===========
Diluted ...........................................................       10,007,183      10,131,915        9,908,739      9,376,249
                                                                        ============    ============    =============    ===========


     The per share weighted-average fair value of stock options granted from fiscal 2001 to fiscal 2004 range from $2.14 to $3.45 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free rate of approximately 6%, expected stock volatility of 50% and an expected life of five years.


(6)  Investment Securities

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and equity securities by major security type and class of security at July 4, 2005 and January 3, 2005 was as follows:


                                         Amortized    Gross unrealized      Gross unrealized        Fair value
                                         ---------    ----------------      ----------------        ----------
                                              Cost        holding gains       holding losses
                                              ----        -------------       --------------
At July 4, 2005
Available for sale short-term:
Equity securities                             $113                 $126                  $--             $239
                                              ====                 ====                  ===             ====

At July 4, 2005
Available for sale long-term:
Municipal debt securities                   $7,925                  $--                  $--           $7,925
                                            ======                  ===                  ===           ======
Corporate debt securities                    $ 249                  $--                  $--            $ 249
                                             =====                  ===                  ===            =====
                                            $8,174                  $--                  $--           $8,174
                                            ======                  ===                  ===           ======


                                                           Amortized Gross unrealized Gross unrealized
                                                             Cost     holding gains    holding losses   Fair value
                                                          ---------- ---------------   ---------------  ----------
         At January 3, 2005:
         Available for sale-short-term:
            Equity securities...........................   $   113         82                --         $   195
                                                           -------         --                --             ---
                                                           $   113         82                --         $   195
                                                           ========       ====            =====         =======


         Proceeds from the sale of investment securities available for sale were $923 for the six months ended June 28, 2004 and the gross realized gain for the six months ended June 28, 2004 was $20.



(7)  Property and Equipment

         Property and equipment consists of the following:


                                                                             July 4, 2005     January 3, 2005
                                                                             ------------     ---------------

         Land.....................................................                 $3,218         $     11,262
         Building and building improvements.......................                  7,317                7,317
         Machinery and equipment..................................                 13,867               13,312
         Furniture and fixtures...................................                  8,978                8,730
         Leasehold improvements...................................                 52,932               57,552
         Leasehold rights.........................................                  3,376                3,376
                                                                                ---------            ---------
                                                                                   89,688              101,549
         Less accumulated depreciation and amortization...........               (27,185)             (28,296)
                                                                                 --------             --------
                                                                                 $ 62,503             $ 73,253
                                                                                 ========             ========


         Leasehold improvements include $6,564 of assets under capital lease and machinery and equipment includes assets with a net book value of $1,379 under capital lease as of July 4, 2005. Included in land at January 3, 2005 was $8,044 of assets under capital lease that were sold on May 23, 2005 (see Note 9). Depreciation and amortization expense of property and equipment was $1,295 and $1,077 for the three months ended July 4, 2005 and June 28, 2004, respectively, and $2,651 and $2,162, for the six months ended July 4, 2005 and June 28, 2004, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. In connection with SWRG's assets under construction for the fiscal year ended January 3, 2005, SWRG capitalized $123 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost. There was no interest capitalized during the six month period ended July 4, 2005.

(8) Long-Term Debt

     Long-term debt consists of the following:

                                                            Jul. 4,    Jan. 3,
                                                              2005       2005
                                                           ---------  --------
     Mortgage and loan payable(a)........................  $  1,499   $ 1,550
     Term loan(b)........................................         -     3,367
     Promissory note(c)..................................         -       550
     Term loan(d)........................................         -     1,520
     Line of credit(e)...................................         -     2,000
     Promissory note(f)..................................     1,911     1,953
     Line of credit(g)...................................         -     2,000
                                                           ---------  --------
     Total debt..........................................     3,410    12,940
     Less current portion................................       196     3,329
                                                           ---------  --------
     Long-term debt......................................  $  3,214   $ 9,611
                                                           =========  ========

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

(b) On August 23, 2002, SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"). Under the agreement, SWRG was the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC (the "Borrower"). SWRG, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan bore interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, SWRG was obligated to make monthly principal payments of approximately $33 for this portion of the loan over the term of the loan and a balloon payment of approximately $2,033 on May 31, 2008, the maturity date of the loan. The term loan was secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. SWRG did not draw down the remaining balance because, as an alternative to purchasing the land, SWRG signed an amendment to its lease agreement. In connection with the transaction involving the Las Vegas property described in Note 9 below, the remaining balance outstanding on this secured term loan of $3,233, including accrued interest, was repaid on May 23, 2005.

(c) On October 9, 2002, SWRG purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of SWRG. This loan bore interest at 8% per annum and required annual principal payments of $550 with the first installment being prepaid on March 4, 2003, and the subsequent two installments originally due on October 9, 2004 and October 9, 2005, respectively. SWRG received a 60-day extension on the installment due on October 9, 2004, which SWRG paid on December 9, 2004. The promissory note was secured by a first mortgage relating to the Dallas property. The final installment of this promissory note, including accrued interest of $572, was prepaid, with no prepayment penalty, on June 15, 2005.

(d) On December 24, 2002, SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, SWRG and Dallas S&W L.P., a wholly owned subsidiary of SWRG, were the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million was used for its new restaurant development program, and $550 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bore interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, SWRG was obligated to make monthly principal payments of $16 for this loan over the term of the loan and a balloon payment of approximately $966 on December 24, 2007, the maturity date of the loan. The term loan was secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan was also secured by the leasehold mortgage relating to the Las Vegas property. In connection with the transaction involving the Las Vegas property described in Note 9 below, the remaining balance outstanding on this secured term loan of $1,457, including accrued interest, was repaid on May 23, 2005.

(e) On January 30, 2004, SWRG entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, SWRG was the guarantor of borrowings by the Borrower. Through the Borrower, SWRG had the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit bore interest at a fixed rate of LIBOR, which was 2.4% at December 31, 2004, plus 3% per annum, payable on a monthly basis. SWRG was also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG was able to at anytime repay advances on this line without penalty. SWRG was obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line was secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. In connection with the transaction involving the Las Vegas property described in Note 9 below, the remaining balance outstanding on this secured line of credit facility of $2,000, including accrued interest, was repaid on May 23, 2005.

(f) On May 26, 2004, S&W New Orleans, L.L.C. ("New Orleans"), a wholly owned subsidiary of SWRG, signed a $2.0 million promissory note in favor of Hibernia National Bank ("Hibernia"). The $2.0 million was used by SWRG for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of $17 for this note over the term of the note with a balloon payment of approximately $1,548 on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At July 4, 2005, New Orleans was in compliance with the financial covenant contained in the loan agreement between New Orleans and Hibernia.

(g) On July 21, 2004, SWRG entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, SWRG and Smith & Wollensky of Boston LLC were the guarantors of borrowings by the Borrower. The $2.0 million was used by SWRG for construction costs related to the new Smith & Wollensky restaurant in Boston. Advances under this line of credit bore interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. SWRG was also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. SWRG was able to at anytime repay advances on this line without penalty. SWRG was obligated to repay the principal portion of this line on May 31, 2005, the termination date of this line. This line was secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. In connection with the transaction involving the Las Vegas property described in Note 9 below, the remaining balance outstanding on this secured line of credit facility of $2,000, including accrued interest, was repaid on May 23, 2005.

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


The weighted average interest rate of SWRG's total debt was approximately 6% at July 4, 2005.

     Principal payments on long-term debt are as follows:

     Fiscal year:
     -----------
     2005.....................................................   $     96
     2006.....................................................        202
     2007.....................................................        933
     2008.....................................................        167
     2009.....................................................      1,635
     Thereafter...............................................        377
                                                                 ---------
                                                                 $  3,410
                                                                 =========


(9)  Las Vegas Capital Lease Commitment

     On March 23, 2005, S&W of Las Vegas, LLC (the "Borrower") entered into a Contract of Sale (the "Las Vegas Agreement") with Metroflag SW, LLC (the "Buyer"). Pursuant to the Las Vegas Agreement, on May 23, 2005, (i) the Borrower assigned to the Buyer its existing ground lease (the " Existing Lease") in respect of the property located at 3767 Las Vegas Boulevard South, Las Vegas, Nevada (the "Las Vegas Property"), (ii) the Buyer purchased the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower entered into a lease-back lease (the "New Lease") pursuant to which the Borrower is leasing the Las Vegas Property. This transaction closed on May 23, 2005. The aggregate purchase price was $30,000 and was paid out as follows: (a) approximately $10,444 to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30,000 and the amount paid to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19,556). The Borrower received net proceeds from the transaction equal to approximately $19,300 (after legal and other miscellaneous cost, but before taxes) and used approximately $9,200 of the net proceeds from the transactions to repay existing indebtedness. The net gain on this transaction of approximately $13,500 is being deferred and recognized as a reduction in rent expense and interest expense over the life of the New Lease. At January 3, 2005, SWRG had a deferred tax asset of $9.8 million, which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. At July 4, 2005, SWRG recorded a full valuation allowance against the total deferred tax asset of $9.7 million, due to the uncertainty of this benefit being realized in the future.

     The New Lease has a 40 year term and requires the Borrower to pay a negotiated fixed minimum annual rent of $1,400 for the first five years, increasing by 5% every five years thereafter, subject to a contingent rental provision based upon the sales of the underlying restaurant. The Las Vegas
Agreement and the New Lease contain representations, warranties, covenants and indemnities that are typical for transactions of this kind. In accordance with FAS 13, because the New Lease involves both land and building and the fair value of the land is greater than 25% of the total fair value of the land and building, the land and building are considered separate elements for applying lease accounting criteria. The portion of the New Lease that relates to the building is being treated as a capital lease and the portion of the New Lease relating to the land is being treated as an operating lease. Future minimum capital lease payments at July 4, 2005 are as follows:


     Fiscal year:
     -----------
     2005...................................................            $302
     2006...................................................             605
     2007...................................................             605
     2008...................................................             605
     2009...................................................             605
     Thereafter.............................................          19,998
                                                                   ---------
     Total future capital lease payments                              22,720
     Less: amount representing interest                             (14,767)
                                                                   ---------
     Present value of net minimum capital lease payments               7,953
     Less: current portion                                               133
                                                                   ---------
     Long-term obligations under capital leases at July 4, 2005    $   7,820
                                                                   =========

The remainder of the fixed minimum annual rental payments is being treated as an operating lease (see Note 10).


 (10) Commitments and Contingencies

Restaurant Related Commitments

     All of SWRG's consolidated restaurants operate in leased premises, with the exception of the Smith & Wollensky locations in New Orleans and Dallas, which are owned properties. Remaining lease terms range from approximately 2 to 40 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such leases and/or scheduled minimum rent increases during the terms of the leases. Rent incurred during the construction period for a restaurant had been capitalized as a leasehold improvement. In connection with the effectiveness of the proposed FSP FAS 13-b, for financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at July 4, 2005 and January 3, 2005 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $8,742 and $8,647, respectively.

     Future minimum annual rental commitments under all operating leases are as follows:

     Fiscal year:
     -----------
     2005................................................   $  2,856
     2006................................................      5,547
     2007................................................      5,535
     2008................................................      5,634
     2009................................................      5,504
     Thereafter..........................................     73,749
                                                            ---------
                                                            $ 98,825
                                                            =========

     SWRG is contingently liable under letters of credit aggregating $168 at July 4, 2005 and January 3, 2005, respectively, for deposits with the landlord of one of its restaurants and the corporate office.

     On May 4, 2005, the Board of Directors ("Board") of SWRG adopted a Management Retention Plan ("2005 Plan"). The Board adopted the plan in recognition of the importance to SWRG and its stockholders of assuring that SWRG has the continued dedication and full attention of certain key employees notwithstanding the possibility, threat or occurrence of a change in control, as defined in the 2005 Plan, that SWRG's Board has not approved ("Unapproved Change of Control"). Participants in the 2005 Plan will include SWRG's executive officers, as well as certain other employees. Severance benefits, as defined in the 2005 Plan, would be provided upon qualifying terminations of employment in connection with or within 18 months following an Unapproved Change in Control.

 (11) Treasury Stock

         On May 24, 2005, SWRG announced that the Board of Directors of SWRG authorized a stock repurchase program under which up to one million shares of its common stock may be acquired in the open market over the 18 months following such authorization at the discretion of management.

         The shares will be purchased from time to time at prevailing market price through open market or unsolicited negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be held in treasury or used for ongoing stock issuances. There is no guarantee as to the exact number of shares which will be repurchased by SWRG, and SWRG may discontinue purchases at any time that management determines additional purchases are not warranted.

         Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

         During the six month period ended July 4, 2005, SWRG reacquired 16,467 shares of common stock pursuant to an approved, open market repurchase plan. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock.

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     As of July 4, 2005, we operated 16 high-end, high volume restaurants in the United States. We believe that the particularly large size of the markets we entered warranted investment in restaurants with seating capacities ranging from 290 to 675. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic conditions, existing restaurant performance and the availability of capital. We expect to resume our new restaurant growth in 2007. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our most recent unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

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

     Management fee income also included fees received from ONEc.p.s. for the three and six months ended June 28, 2004. On December 31, 2003, we amended the agreement with Plaza Operating Partners, Ltd. (the "Plaza Operating Partners"). Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee was credited against any management fee that we earned under the agreement. This amendment also gave either party the right to fund or refuse to fund any necessary working capital requirements. If neither party was willing to fund the required additional working capital contributions, as defined, then either party could have terminated the agreement. Plaza Operating Partners agreed to fund until October 16, 2004, the date that we were notified by Plaza Operating Partners that it sold the Plaza Hotel, the property in which the restaurant was located, and directed us to advise the employees of ONEc.p.s. of the closing. We funded the cash requirements of ONEc.p.s. until January 1, 2005, the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we are no longer accruing additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

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


Restatements

     (a) On October 29, 2004, it was determined that the accounting treatment for the April 2003 amendment to the lease for our Las Vegas property ("April 2003 Amendment") was inaccurately reflected in our financial statements for the quarter and fiscal year ended December 29, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and for the quarterly periods ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004, included in our Quarterly Reports on Form 10-Q for the respective quarters ended June 30, 2003, September 29, 2003, March 29, 2004 and June 28, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the April 2003

     Amendment, it was originally determined that the deferred rent liability outstanding as of April 26, 2003 relating to the Las Vegas property should be amortized on a straight-line basis through April 2008. This amortization was included as a reduction to occupancy and related expenses and was derived from the reduction in deferred rent liability. The deferred rent liability should have been treated as a reduction to the value of the land under the capital lease at April 26, 2003. The impact of this restatement on our statement of operations was to increase our net loss for the three and six months ended June 28, 2004 by $93,000 and $186,000, respectively, or $.01 and $.02 per share, respectively. On November 3, 2004, a letter was signed by Morgan Stanley confirming the exclusion of the elimination of the non-cash income derived from the amortization of the deferred rent liability relating to the Las Vegas lease from the financial covenants contained in our term loan agreements and line of credit facilities for the periods referenced above. We filed a Current Report on Form 8-K on November 4, 2004 describing this restatement and the impact on our financial statements.

     b) On February 23, 2005, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") in a letter issued in February 2005 to the American Institute of Certified Public Accountants guiding all affected public companies regarding certain operating lease accounting issues and their application under generally accepted accounting principles, it was determined that the accounting treatment for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was inaccurately reflected in our financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 30, 2002 and December 29, 2003, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004
and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the previous accounting treatment, tenant improvement allowances received by us from the landlord were recorded as a reduction to leasehold improvements. These cash payments received by us should have been treated as an increase to deferred rent liability, as of the date we took control over the leased premises, and amortized over the initial term of the lease, including renewal periods. The impact of this restatement was a reclassification of $375,000 from leasehold improvements to deferred rent liability at June 28, 2004 and a reclassification from occupancy and related expenses to depreciation and amortization expense of $12,000 and $24,000 for the three and six months ended June 28, 2004. We filed a Current Report on Form 8-K/A on March 10, 2005 describing this restatement and the impact on our financial statements.

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

     The total impact of the restatements discussed above in (b) and (c) was to decrease our net loss for the three and six months ended June 28, 2004 by $11,000 and $30,000, respectively, or $.00 per share.

     (d) On April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift certificates that were sold and deemed to have expired and not redeemed in the financial statements included in the Annual Report on Form 10-K for the fiscal years ended December 31, 2001 and December 30, 2002 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In addition, it was also determined that we had not properly recorded expenses related to certain promotions that ran from the fiscal year ended January 1, 2001 through January 3, 2005, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 21, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004
and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. The total impact of this restatement on our financial statements was to increase our net loss for the three and six months ended June 28, 2004 by $75,000 and $160,000, respectively, or $.01 and $.02 per share, respectively. We filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements.

     The effect of the restatements changed the amounts previously reported under cash provided from operating activities and the cash used for investing activities by $375,000 for the six months ended June 28, 2004.

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

     As a result of the corrections of the errors described above, we will file a restated Quarterly Report on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, as soon as practicable. We restated our annual results for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005. We restated our financial statements for the period ended June 28, 2004, which includes the unaudited consolidated statement of operations included in this Quarterly Report on Form 10-Q as follows:

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statement of Operations
        (dollar amounts in thousands, except share and per share amounts)
                        Three months ended June 28, 2004



                                                            June 28,                                 June 28,
                                                              2004            Adjustments              2004
                                                          --------------     --------------        -------------
                                                          As previously                              Restated
                                                            reported
Consolidated restaurant sales..........................   $      30,010       $         --          $    30,010
Cost of consolidated restaurant sales:
   Food and beverage costs.............................           9,366                 --                9,366
   Salaries and related benefit expenses...............           8,669                 --                8,669
   Restaurant operating expenses.......................           4,758                 --                4,758
   Occupancy and related expenses......................           1,451                 76(a)(b)(c)       1,527
   Marketing and promotional expenses..................           1,333                 --                1,333
   Depreciation and amortization expenses..............           1,016                  6(b)(c)          1,022
                                                          --------------     --------------        -------------
   Total cost of consolidated restaurant sales.........          26,593                 82               26,675
                                                          --------------     --------------        -------------
Income from consolidated restaurant operations.........           3,417               (82)                3,335
Management fee income..................................             316                  -                  316
                                                          --------------     --------------        -------------
Income from consolidated and managed restaurants.......           3,733               (82)                3,651
General and administrative expenses....................           2,367                 75(d)             2,442
Royalty expense........................................             432                 --                  432
                                                          --------------     --------------        -------------
Operating income.......................................             934              (157)                  777
Interest expense, net of interest income...............             359                 --                  359
                                                          --------------     --------------        -------------
Income before provision for income taxes...............             575              (157)                  418
Provision for income taxes.............................              51                 --                   51
                                                          --------------     --------------        -------------
Income before income of consolidated variable interest
   entity..............................................             524              (157)                  367
Income of consolidated variable interest entity........           (261)                 --                (261)
                                                          --------------     --------------        -------------
Net income.............................................   $         263      $       (157)         $        106
                                                          ==============     ==============        =============
Net income per share:
     Basic and diluted.................................   $        0.03      $      (0.02)         $       0.01
                                                          ==============     ==============        =============
Weighted average common shares outstanding:
     Basic.............................................       9,376,249          9,376,249            9,376,249
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

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statement of Operations
        (dollar amounts in thousands, except share and per share amounts)
                         Six months ended June 28, 2004


                                                            June 28,                                 June 28,
                                                              2004            Adjustments              2004
                                                          --------------     --------------        -------------
                                                          As previously                              Restated
                                                            reported

Consolidated restaurant sales..........................   $      60,662      $          --          $     60,662
Cost of consolidated restaurant sales:
   Food and beverage costs.............................          19,515                 --                19,515
   Salaries and related benefit expenses...............          17,422                 --                17,422
   Restaurant operating expenses.......................           9,557                 --                 9,557
   Occupancy and related expenses......................           2,894                145(a)(b)(c)        3,039
   Marketing and promotional expenses..................           2,624                 --                 2,624
   Depreciation and amortization expenses..............           2,078                 11(b)(c)           2,089
                                                          --------------     --------------        -------------
   Total cost of consolidated restaurant sales.........          54,090                156                54,246
                                                          --------------     --------------        -------------
Income from consolidated restaurant operations.........           6,572              (156)                 6,416
Management fee income..................................             632                  -                   632
                                                          --------------     --------------        -------------
Income from consolidated and managed restaurants.......           7,204              (156)                 7,048
General and administrative expenses....................           4,908                160(d)              5,068
Royalty expense........................................             871                 --                   871
                                                          --------------     --------------        -------------
Operating income.......................................           1,425              (316)                 1,109
Interest expense, net of interest income...............             700                 --                   700
                                                          --------------     --------------        -------------
Income before provision for income taxes...............             725              (316)                   409
Provision for income taxes.............................             103                 --                   103
                                                          --------------     --------------        -------------
Income before income of consolidated variable interest
   entity..............................................             622              (316)                   306
Income of consolidated variable interest entity........           (429)                 --                 (429)
                                                          --------------     --------------        -------------
Net income (loss)......................................   $         193       $      (316)          $      (123)
                                                          ==============     ==============        =============
Net income (loss) per share:
     Basic and diluted.................................   $        0.02       $     (0.03)          $     (0.01)
                                                          ==============     ==============        =============
Weighted average common shares outstanding:
     Basic.............................................       9,376,249          9,376,249            9,376,249
                                                          ==============     ==============        =============
     Diluted...........................................      10,131,195          9,376,249            9,376,249
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

     In accordance with FIN 46(R), our consolidated financial statements for the three and six month periods ended July 4, 2005 and June 28, 2004, and the fiscal year ended January 3, 2005 include the accounts and results of the entity that owns Maloney & Porcelli ("M&P"). We manage the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights;
(2) the obligation to absorb the expected losses of the entity if they occur; or
(3) the right to receive  the  expected  residual  returns of the entity if they occur. We consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked one of the above characteristics.

     In connection with the adoption of FIN 46(R), our net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed our current assets by $(54,000) and $185,000, non-current assets by $147,000 and $168,000, current liabilities by $372,000 and $499,000, and non-current liabilities by $414,000 and $427,000 at July 4, 2005 and January 3, 2005, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2.8 million and $2.7 million, and increased restaurant operating costs by $2.3 million and $2.2 million for the three months ended July 4, 2005 and June 28, 2004, respectively, and it increased consolidated sales by $5.7 million and $5.5 million, and increased restaurant operating costs by $4.6 million and $4.5 million for the six months ended July 4, 2005 and June 28, 2004, respectively.

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

     Allowance for doubtful accounts: Substantially all of our accounts receivable are due from credit card processing companies or individuals that have good historical track records of payment. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. Our allowance for doubtful accounts remained constant at $78,000 at July 4, 2005 and January 3, 2005. We estimate an allowance for doubtful accounts based upon the actual payment history of each individual customer, as well as considering changes that occur in the financial condition or the local economy of a particular customer that could affect our bad debt expenses and allowance for doubtful accounts.

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

     Goodwill: Goodwill represents the excess of fair value of reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, we had originally determined that certain of our restaurants with assigned goodwill were separate reporting units. As a result of the consensus reached in September 2004 by the Emerging Issues Task Force ("EITF") in regard to determining whether to aggregate operating segments of an enterprise, we concluded that the entities that were previously viewed as separate reporting entities could now be viewed as one single reporting entity for purposes of assessing goodwill. As such, we compared the fair value of the single reporting entity to the total equity (carrying value) to determine if impairment exists. The fair value is calculated using various methods, including an analysis based on projected discounted future operating cash flows of the single reporting entity using a discount rate reflecting our weighted average cost of capital. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the single reporting entity. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. Prior to 2004, we had recorded an impairment of goodwill of $75,000 during 2002 related to our Mrs. Parks
Management Company reporting unit. This impairment related to lower than anticipated future cash flow for us from the closing by the hotel owner of the Park Avenue Cafe restaurant in Chicago. The carrying value of goodwill as of July 4, 2005 and January 3, 2005 was $6.9 million.

     Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the assets to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. For our intangible assets, the fair value is in excess of the recorded carrying value. The net carrying value of these intangible assets as of July 4, 2005 and January 3, 2005 was $3.6 million.

     Artwork: We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The net carrying value of our artwork as of July 4, 2005 and January 3, 2005 was $2.1 million.

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

     Lease accounting: We use the lease term plus any renewal period in determining the life of a lease. The renewal period is included in the life because we base our original willingness to invest in a new location on our plan to maximize our return on investment over the entire period available (which includes the renewal period). We only select locations where we can obtain long-term leases, including renewal options. If we gain access to the premise prior to the commencement of the lease, then this additional period is added to the original lease term. We amortize certain costs associated with the lease over the life of the lease plus the renewal period. These costs include, but are not limited to, the amortization of leasehold improvements and the amortization of deferred rent liability. We include tenant allowances received by us from the landlord as an increase to our deferred rent liability. The amortization period for deferred rent is over the life of the accounting lease, which includes, the date from which we obtain control over the premises to the ending date of the legal lease document, which includes the renewal period. Any rent or deferred rent expense incurred during the construction period had been capitalized as a part of leasehold improvements and is amortized on a straight-line basis from the date operations commence over the remaining life of the lease, which includes the renewal period. Starting in the first reporting period after September 15, 2005, we will be expensing these costs in conjunction with the proposed FASB Staff Position FAS 13-b, "Accounting for Rental Costs Incurred during a Construction Period".

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

     At January 3, 2005, we had a deferred tax asset of $9.8 million, which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. At July 4, 2005, we recorded a full valuation allowance against the total deferred tax asset of $9.7 million, due to the uncertainty of this benefit being realized in the future. These tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

Unaudited Results of Operations


                                                            Three Months Ended                        Six Months Ended
                                                      July 4,               June 28,            July 4,            June 28,
                                                        2005                  2004               2005                2004
                                                        ----                  ----               ----                ----
                                                                            Restated                               Restated
                                                                             (Dollars in thousands)
Consolidated Statement of Operations Data:

   Consolidated restaurant sales                    $ 31,971   100.0%     $ 30,010   100.0%   $ 64,965   100.0%   $ 60,662    100.0%
                                                    --------   ------     --------   ------   --------   ------   --------    ------
   Cost of consolidated restaurant sales:
      Food and beverage costs                          9,840     30.8        9,366     31.2     19,656     30.3     19,515      32.2
      Salaries and related benefit expenses            9,476     29.6        8,669     28.9     18,938     29.1     17,422      28.7
      Restaurant operating expenses                    5,160     16.1        4,758     15.9     10,643     16.4      9,557      15.8
      Occupancy and related expenses                   1,870      5.9        1,527      5.1      3,750      5.8      3,039       5.0
      Marketing and promotional expenses               1,377      4.3        1,333      4.4      2,603      4.0      2,624       4.3
      Depreciation and amortization expenses           1,220      3.8        1,022      3.4      2,530      3.9      2,089       3.4
                                                    --------   ------     --------   ------   --------   ------   --------    ------
   Total cost of consolidated restaurant sales        28,943     90.5       26,675     88.9     58,120     89.5     54,246      89.4
                                                    --------   ------     --------   ------   --------   ------   --------    ------
  Income from consolidated restaurant
   operations                                          3,028      9.5        3,335     11.1      6,845     10.5      6,416      10.6
  Management fee income                                  248      0.8          316      1.0        499      0.8        632       1.0
                                                    --------   ------     --------   ------   --------   ------   --------    ------
  Income from consolidated and managed
   restaurants                                         3,276     10.3        3,651     12.1      7,344     11.3      7,048      11.6
   General and administrative expenses                 2,143      6.7        2,442      8.1      4,467      6.9      5,068       8.4
   Royalty expense                                       479      1.5          432      1.4        976      1.5        871       1.4
                                                    --------   ------     --------   ------   --------   ------   --------    ------
   Operating income                                      654      2.1          777      2.6      1,901      2.9      1,109       1.8
   Interest expense, net of interest income and other  (340)    (1.1)        (359)    (1.2)      (801)    (1.2)      (700)     (1.1)
                                                    --------   ------     --------   ------   --------   ------   --------    ------
   Income before provision for income taxes              314      1.0          418      1.4      1,100      1.7        409       0.7
   Provision for income taxes                            118      0.4           51      0.2        175      0.3        103       0.2
                                                    --------   ------     --------   ------   --------   ------   --------    ------
   Income before income of consolidated
   variable interest entity                              196      0.6          367      1.2        925      1.4        306       0.5
   Income of consolidated variable interest entity      (92)    (0.3)        (261)    (0.9)      (374)    (0.6)      (429)     (0.7)
                                                    ---------   ------     --------   ------   --------   ------   --------   ------

   Net income (loss)                               $     104     0.3%        $ 106     0.3%      $ 551     0.8%    $ (123)    (0.2)%
                                                   =========     ====      ========   ======   ========   ======   ========   ======


Three Months Ended July 4, 2005 Compared to the Three Months Ended June 28, 2004

     Consolidated Restaurant Sales. Consolidated restaurant sales increased $2.0 million, or 6.5%, to $32.0 million for the three months ended July 4, 2005 from $30.0 million for the three months ended June 28, 2004. The increase in consolidated restaurant sales was primarily due to a net increase of $2.0 million from our new Smith & Wollensky units in Houston, Texas, which opened in January 2004, and Boston, Massachusetts, which opened in September 2004. The increase in consolidated restaurant sales was also due to a net increase in comparable consolidated restaurant sales of $153,000, or 0.6%. The increase in comparable consolidated restaurant sales was primarily due to a net increase in sales of $226,000 from our Smith & Wollensky units open the entire period. The improvement is due to an increase in the average check, related primarily to price increases, and, to a lesser extent, an increase in business travel, tourism and banquet sales. The increase in consolidated restaurant sales from our Smith & Wollensky units was partially offset by a net decrease of $73,000 at our consolidated restaurants in New York, which includes the increase in sales of $74,000 from the entity that owns Maloney & Porcelli, which is consolidated pursuant to our adoption of FIN 46(R). The increase in sales for the entity that owns Maloney & Porcelli was attributable to an increase in volume, average check and, to a lesser extent, banquet sales.

     Food and Beverage Costs. Food and beverage costs increased $474,000 to $9.8 million for the three months ended July 4, 2005 from $9.4 million for the three months ended June 28, 2004. Food and beverage costs as a percentage of consolidated restaurant sales decreased to 30.8% for the three months ended July 4, 2005 from 31.2% for the three months ended June 28, 2004. The increase in food and beverage costs included an increase of approximately $676,000 in food and beverage costs for the new Smith & Wollensky unit in Boston, Massachusetts, which opened in September 2004. The new Smith & Wollensky unit in Boston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Boston matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. This increase was partially offset by a decrease in food cost at our comparable units of approximately $211,000 related primarily to the decrease in the cost of beef during the three months ended July 4, 2005, as compared to the three months ended June 28, 2004.

     Salaries and Related Benefits. Salaries and related benefits increased $807,000 to $9.5 million for the three months ended July 4, 2005 from $8.7 million for the three months ended June 28, 2004. This increase was primarily due to our new Smith & Wollensky unit in Boston Massachusetts, which opened in September 2004. Salaries and related benefits as a percent of consolidated restaurant sales increased to 29.6% for the three months ended July 4, 2005 from 28.9% for the three months ended June 28, 2004. The increase in salaries and related benefits was primarily due to the additional staffing required at the new Smith & Wollensky unit in Boston, Massachusetts during the unit's opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable unit sales, an increase in the minimum wage rate in certain states, an increase in the cost of health insurance provided to employees and paid for in part by us and increases in employer contributions for other payroll taxes.

     Restaurant  Operating  Expenses.  Restaurant  operating  expenses increased
$402,000 to $5.2 million for the three months ended July 4, 2005 from $4.8 million for the three months ended June 28, 2004. The increase was primarily related to our new Smith & Wollensky unit in Boston, Massachusetts. The remaining increase is related to the increase in utilities of approximately $80,000 at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 16.1% for the three months ended July 4, 2005 from 15.9% for the three months ended June 28, 2004.

     Occupancy and Related Expenses. Occupancy and related expenses increased $343,000 to $1.9 million for the three months ended July 4, 2005 from $1.5 million for the three months ended June 28, 2004, primarily due to the occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky unit in Boston, Massachusetts, and to a lesser extent, the rent incurred in Las Vegas as a result of the lease entered into on May 23, 2005 and an increase in percentage of sales rent at applicable units. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 5.9% for the three months ended July 4, 2005 from 5.1% for the three months ended June 28, 2004.

     Marketing and Promotional Expenses. Marketing and promotional expenses increased $44,000 to $1.4 million for the three months ended July 4, 2005 from $1.3 million for the three months ended June 28, 2004. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 4.3% for the three months ended July 4, 2005 from 4.4% for the three months ended June 28, 2004.

     Depreciation and Amortization. Depreciation and amortization increased $198,000 to $1.2 million for the three months ended July 4, 2005 from $1.0 million for the three months ended June 28, 2004, primarily due to the property and equipment additions for the new Smith & Wollensky unit in Boston, Massachusetts.

     Management Fee Income. Management fee income decreased $68,000 to $248,000 for the three months ended July 4, 2005 from $316,000 for the three months ended June 28, 2004. The decrease related primarily to the closing of ONEc.p.s.

     General and Administrative Expenses. General and administrative expenses decreased $299,000 to $2.1 million for the three months ended July 4, 2005 from $2.4 million for the three months ended June 28, 2004. General and administrative expenses as a percent of consolidated restaurant sales decreased to 6.7% for the three months ended July 4, 2005 from 8.1% for the three month period ended June 28, 2004. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 5.3% for the three months ended July 4, 2005 from 6.4% for the three months ended June 28, 2004. The decrease in general and administrative expenses was primarily due to a decrease in payroll and, to a lesser extent, in travel expenditures related to not incurring any opening costs during the three months ended July 4, 2005, as compared to the costs associated with the opening of the Smith & Wollensky in Houston, Texas in January 2004.

     Royalty Expense. Royalty expense increased $47,000 to $479,000 for the three months ended July 4, 2005 from $432,000 for the three months ended June 28, 2004, due to the combined net increase in sales of $2.0 million from our Smith & Wollensky unit in Houston, Texas, which opened in January 2004 and our unit in Boston, Massachusetts, which opened in September 2004, and, to a lesser extent, an increase in sales of $226,000 from our owned Smith & Wollensky units open for the comparable period.

     Interest Expense--Net of Interest Income and Other. Interest expense, net of interest income and other, decreased $19,000 to $340,000 for the three months ended July 4, 2005 from $359,000 for the three months ended June 28, 2004, primarily due to the payoff of approximately $9.2 million of debt during the three months ended July 4, 2005.

     Provision for Income Taxes. The income tax provisions for the three months ended July 4, 2005 and June 28, 2004 represent certain state and local taxes.

     Income of Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) or loss of this variable interest entity is presented as a separate item after the provision for income taxes.

Six Months Ended July 4, 2005 Compared to the Six Months Ended June 28, 2004

     Consolidated Restaurant Sales. Consolidated restaurant sales increased $4.3 million, or 7.1%, to $65.0 million for the six months ended July 4, 2005 from $60.7 million for the six months ended June 28, 2004. The increase in consolidated restaurant sales was primarily due to a net increase of $4.3 million from our new Smith & Wollensky units in Houston, Texas, which opened in January 2004, and Boston, Massachusetts, which opened in September 2004. The increase in consolidated restaurant sales was also due to a net increase in comparable consolidated restaurant sales of $203,000, or 0.4%. The increase in comparable consolidated restaurant sales was primarily due to a net increase in sales of $516,000 from our Smith & Wollensky units open the entire period. The improvement is due to an increase in the average check, related primarily to price increases, and, to a lesser extent, an increase in business travel, tourism and banquet sales. The increase in consolidated restaurant sales from our Smith & Wollensky units was partially offset by a net decrease of $313,000 at our consolidated restaurants in New York, which includes the increase in sales of $206,000 from the entity that owns Maloney & Porcelli, which is consolidated pursuant to our adoption of FIN 46(R). The increase in sales for the entity that owns Maloney & Porcelli was attributable to an increase in volume, average check and, to a lesser extent, banquet sales.

     Food and Beverage Costs. Food and beverage costs increased $141,000 to $19.7 million for the six months ended July 4, 2005 from $19.5 million for the six months ended June 28, 2004. Food and beverage costs as a percentage of consolidated restaurant sales decreased to 30.3% for the six months ended July 4, 2005 from 32.2% for the six months ended June 28, 2004. The increase in food and beverage costs included an increase of approximately $1.2 million in food and beverage costs for the new Smith & Wollensky unit in Boston, Massachusetts, which opened in September 2004. The new Smith & Wollensky unit in Boston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Boston matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. This increase was partially offset by a decrease in food cost at our comparable units of approximately $956,000 related primarily to the decrease in the cost of beef during the six months ended July 4, 2005, as compared to the six months ended June 28, 2004.

     Salaries and Related Benefits. Salaries and related benefits increased $1.5 million to $18.9 million for the six months ended July 4, 2005 from $17.4 million for the six months ended June 28, 2004. This increase was primarily due to our new Smith & Wollensky unit in Boston Massachusetts, which opened in September 2004. Salaries and related benefits as a percent of consolidated restaurant sales increased to 29.1% for the six months ended July 4, 2005 from 28.7% for the six months ended June 28, 2004. The increase in salaries and related benefits was primarily due to the additional staffing required at the new Smith & Wollensky unit in Boston, Massachusetts during the unit's opening. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable unit sales, an increase in the minimum wage rate in certain states, an increase in the cost of health insurance provided to employees and paid for in part by us and increases in employer contributions for other payroll taxes.

     Restaurant Operating Expenses. Restaurant operating expenses increased $1.1 million to $10.6 million for the six months ended July 4, 2005 from $9.5 million for the six months ended June 28, 2004. The increase was primarily related to our new Smith & Wollensky unit in Boston, Massachusetts. The remaining increase is related to the increase in utilities of approximately $100,000 at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 16.4% for the six months ended July 4, 2005 from 15.8% for the six months ended June 28, 2004.

     Occupancy and Related Expenses. Occupancy and related expenses increased $711,000 to $3.8 million for the six months ended July 4, 2005 from $3.0 million for the six months ended June 28, 2004, primarily due to the occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky unit in Boston, Massachusetts, and to a lesser extent, the rent incurred in Las Vegas as a result of the lease entered into on May 23, 2005 and an increase in percentage of sales rent at applicable units. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 5.8% for the six months ended July 4, 2005 from 5.0% for the six months ended June 28, 2004.

     Marketing and Promotional Expenses. Marketing and promotional expenses remained constant at $2.6 million for the six months ended July 4, 2005 and June 28, 2004. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 4.0% for the six months ended July 4, 2005 from 4.3% for the six months ended June 28, 2004.

     Depreciation and Amortization. Depreciation and amortization increased $441,000 to $2.5 million for the six months ended July 4, 2005 from $2.1 million for the six months ended June 28, 2004, primarily due to the property and equipment additions for the new Smith & Wollensky unit in Boston, Massachusetts.

     Management Fee Income. Management fee income decreased $133,000 to $499,000 for the six months ended July 4, 2005 from $632,000 for the six months ended June 28, 2004. The decrease related primarily to the closing of ONEc.p.s.

     General and Administrative Expenses. General and administrative expenses decreased $601,000 to $4.5 million for the six months ended July 4, 2005 from $5.1 million for the six months ended June 28, 2004. General and administrative expenses as a percent of consolidated restaurant sales decreased to 6.9% for the six months ended July 4, 2005 from 8.4% for the six month period ended June 28, 2004. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 5.5% for the six months ended July 4, 2005 from 6.6% for the six months ended June 28, 2004. The decrease in general and administrative expenses was primarily due to a decrease in travel expenditures related to not incurring any opening costs during the six months ended July 4, 2005, as compared to the costs associated with the opening of the Smith & Wollensky in Houston, Texas in January 2004 and, to a lesser extent, in payroll and consulting fees.

     Royalty Expense. Royalty expense increased $105,000 to $976,000 for the six months ended July 4, 2005 from $871,000 for the six months ended June 28, 2004, due to the combined net increase in sales of $4.3 million from our Smith & Wollensky unit in Houston, Texas, which opened in January 2004 and our unit in Boston, Massachusetts, which opened in September 2004, and, to a lesser extent, an increase in sales of $516,000 from our owned Smith & Wollensky units open for the comparable period.

     Interest Expense--Net of Interest Income and Other. Interest expense, net of interest income and other, increased $101,000 to $801,000 for the six months ended July 4, 2005 from $700,000 for the six months ended June 28, 2004, primarily due to the interest expense on debt incurred in connection with the financing of our new Smith & Wollensky units in Houston, Texas, and Boston, Massachusetts.

     Provision for Income Taxes. The income tax provisions for the six months ended July 4, 2005 and June 28, 2004 represent certain state and local taxes.

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

Liquidity and Capital Resources

Cash Flows

     We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash provided by operating activities amounted to $390,000 and $2.9 million for the six months ended July 4, 2005 and June 28, 2004, respectively. During the six months ended July 4, 2005, we used cash flows provided by operations primarily to reduce outstanding payables.

     Net cash provided by (used in) financing activities was ($10.1) million and $3.3 million for the six months ended July 4, 2005 and June 28, 2004, respectively. Net cash used in financing activities for the six months ended July 4, 2005 includes $9.5 million in principal payments on long-term debt and distributions of $340,000 to the minority interest in the consolidated variable interest entity. Net cash provided by financing activities for the six months ended June 28, 2004 includes $4.0 million in proceeds from our line of credit facilities with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley") less $359,000 of principal payments on long-term debt and distributions of $350,000 to the minority interest in the consolidated variable interest entity

     During the six months ended July 4, 2005, we used cash primarily to fund the maintenance capital expenditures of existing restaurants and the completion of the Smith & Wollensky in Boston. Net cash provided by (used in) investing activities was $10.2 million and ($7.0) million for the six months ended July 4, 2005 and June 28, 2004, respectively. Net cash provided by investing activities includes $19.3 million net proceeds from the sale of the property of our Las Vegas restaurant. Total capital expenditures were $946,000 and $7.7 million for the six months ended July 4, 2005 and June 28, 2004, respectively. Other cash provided by in investing activities consisted primarily of net purchases of investments of $8.2 million for the six months ended July 4, 2005 and net proceeds from the sale of investments of $923,000 for the six months ended June 28, 2004.

Capital Expenditures

     Total capital expenditures are expected to be approximately $600,000 for the remainder of fiscal 2005 and will consist of maintenance capital expenditure in respect of existing restaurants. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic conditions, existing restaurant performance and the availability of capital. We expect to resume our new restaurant growth in 2007. We expect additional locations to have seating capacities ranging from 375 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our newest unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

Indebtedness

     In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.5 million and $1.6 million at July 4, 2005 and January 3, 2005, respectively.

     On August 23, 2002, we entered into a $14.0 million secured term loan agreement with Morgan Stanley. Under the agreement, we were the guarantor of borrowings by our wholly owned subsidiary, S&W Las Vegas, LLC (the "Borrower"). We, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including our new restaurant development program. This portion of the loan bore interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, we were obligated to make monthly principal payments of approximately $33,333 for this portion of the loan over the term of the loan and a balloon payment of approximately $2.0 million on May 31, 2008, the maturity date of the loan. The term loan was secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. The balance of the funds available under the agreement had been intended to be used by us to exercise our purchase option for the land and building at 3767 Las Vegas Blvd. where we operate our 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. We did not draw down the remaining balance because, as an alternative to purchasing the land, we signed an amendment to our lease agreement. In connection with the transaction involving the Las Vegas property described below, the remaining balance outstanding on this secured term loan of $3.2 million, including accrued interest, was repaid on May 23, 2005.

     On October 9, 2002, we purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of ours. This loan bore interest at 8% per annum and required annual principal payments of $550,000 with the first installment being prepaid on March 4, 2003, and the subsequent two installments originally due on October 9, 2004 and October 9, 2005, respectively. We received a 60-day extension on the installment due on October 9, 2004, which we paid on December 9, 2004. The promissory note was secured by a first mortgage relating to the Dallas property. The final installment of this promissory note, including accrued interest of $572,000, was prepaid, with no prepayment penalty, on June 15, 2005.

     On December 24, 2002, we entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, the Company and Dallas S&W L.P., a wholly owned subsidiary of ours, were the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by us, through the Borrower, under the agreement, $1.35 million was used for our new restaurant development program, and $550,000 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bore interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, we were obligated to make monthly principal payments of $15,833 for this loan over the term of the loan and a balloon payment of approximately $966,000 on December 24, 2007, the maturity date of the loan. The term loan was secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan was also secured by the leasehold mortgage relating to the Las Vegas property. In connection with the transaction involving the Las Vegas property described below, the remaining balance outstanding on this secured term loan of $1.5 million was repaid, including accrued interest, on May 23, 2005.

     On January 30, 2004, we entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, we were the guarantor of borrowings by the Borrower. Through the Borrower, we had the ability to borrow up to $2.0 million under the agreement for working capital purposes. Advances under this line of credit will bore interest at a fixed rate of LIBOR, which was 2.4% at December 31, 2004, plus 3% per annum, payable on a monthly basis. We were also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We were able to at anytime repay advances on this line without penalty. We were obligated to repay the principal portion of this line on January 30, 2006, the termination date of this line. This line was secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. In connection with the transaction involving the Las Vegas property described below, the remaining balance outstanding on this secured line of credit facility of $2.0 million, including accrued interest, was repaid on May 23, 2005.

     On March 17, 2004, we signed a first amendment to covenants agreement with Morgan Stanley. The amendment increased to $525,000 the amount that we may exclude from the determination of any of our covenants, under our term loan agreements and line of credit facilities, as a result of the settlement of a legal dispute between the Company and a third party.

     On May 26, 2004, S&W New Orleans, L.L.C. ("New Orleans"), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia National Bank ("Hibernia"). The $2.0 million was used by us for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At January 3, 2005, New Orleans was in compliance with the financial covenant contained in the loan agreement between New Orleans and Hibernia. The balance of the promissory note was approximately $1.9 million and $2.0 million at July 4, 2005 and January 3, 2005, respectively.

     On July 21, 2004, we entered into a $2.0 million secured line of credit facility with Morgan Stanley. Under the agreement, the Company and Smith & Wollensky of Boston LLC were the guarantors of borrowings by the Borrower. The $2.0 million was used by us for construction costs related to the new Smith & Wollensky restaurant in Boston. Advances under this line of credit bore interest at a fixed rate of LIBOR plus 3% per annum, payable on a monthly basis. We were also subject to an unused availability fee of 1.75% for any unused portion of this line, payable on a quarterly basis. We were able to at anytime repay advances on this line without penalty. We were obligated to repay the principal portion of this line on May 31, 2005, the termination date of this line. This line was secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. The balance of the secured line of credit facility was $2.0 million at January 3, 2005. In connection with the transaction involving the Las Vegas property described below, the remaining balance outstanding on this secured line of credit facility of $2.0 million, including accrued interest, was repaid on May 23, 2005.

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


Las Vegas Lease

     On March 23, 2005, S&W of Las Vegas, LLC (the "Borrower") entered into a Contract of Sale (the "Las Vegas Agreement") with Metroflag SW, LLC (the "Buyer"). Pursuant to the Las Vegas Agreement, on May 23, 2005, (i) the Borrower assigned to the Buyer its existing ground lease (the " Existing Lease") in respect of the property located at 3767 Las Vegas Boulevard South, Las Vegas, Nevada (the "Las Vegas Property"), (ii) the Buyer purchased the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower entered into a lease-back lease (the "New Lease") pursuant to which the Borrower is leasing the Las Vegas Property. The transaction closed on May 23, 2005. The aggregate purchase price was $30.0 million and was paid out as follows: (a) approximately $10.4 million to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30.0 million and the amount paid to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19.6 million). The Borrower received net proceeds from the transactions equal to approximately $19.3 million (after legal and other miscellaneous cost, but before taxes) and used approximately $9.2 million of the net proceeds from the transactions to repay existing indebtedness. The net gain on this transaction of approximately $13.5 million is being deferred and recognized as a reduction in rent expense and interest expense over the life of the New Lease. At January 3, 2005, we had a deferred tax asset of $9.8 million, which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. At July 4, 2005, we recorded a full valuation allowance against the total deferred tax asset of $9.7 million, due to the uncertainty of this benefit being realized in the future.

     The New Lease has a 40 year term and requires the Borrower to pay a negotiated fixed minimum annual rent of $1.4 million for the first five years, increasing by 5% every five years thereafter, subject to a contingent rental provision based upon the sales of the underlying restaurant. The Las Vegas
Agreement and the New Lease contain representations, warranties, covenants and indemnities that are typical for transactions of this kind. In accordance with FAS 13, because the New Lease involves both land and building and the fair value of the land is greater than 25% of the total fair values of the land and building, the land and building are considered separate elements for applying lease accounting criteria. The portion of the New Lease that relates to the building is being treated as a capital lease and the portion of the New Lease relating to the land is being treated as an operating lease. Future minimum capital lease payments at July 4, 2005 are as follows:


    Fiscal year:                                                  (in 000's)
    ------------                                                  ----------
    2005........................................................        $302
    2006........................................................         605
    2007........................................................         605
    2008........................................................         605
    2009........................................................         605
    Thereafter..................................................      19,998
                                                                    --------
    Total future capital lease payments                               22,720
    Less: amount representing interest                              (14,767)
                                                                    --------
    Present value of net minimum capital lease payments                7,953
    Less: current portion                                                133
                                                                    --------
    Long-term obligations under capital leases at July 4, 2005        $7,820
                                                                    ========

The remainder of the fixed minimum annual rental payments is being treated as an operating lease (see Notes to Unaudited Consolidated Financial Statements, Note
10).

Liquidity

     We believe that our cash, investments on hand and projected cash flow from operations should be sufficient to finance our maintenance capital expenditures in respect of existing units and operations throughout 2005, as well as allow us to meet our debt service obligations under our existing loan agreements and to be able to continue with our stock repurchase program (see Note 11 to the Unaudited Consolidated Financial Statements). In addition, we are currently in the process of securing a line of credit facility with a financial institution. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events could cause us to seek alternative financing. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

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

Effect of New Accounting Standards

     On July 19, 2005, the FASB issued proposed FASB Staff Position ("FSP") FAS 13-b, "Accounting for Rental Costs Incurred during a Construction Period." The FASB is proposing in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. FASB Technical Bulletin (FTB) No. 88-1," Issues Relating to Accounting for Leases", requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As proposed, companies would be required to apply the guidance for new leases to the first reporting period beginning after September 15, 2005. We currently have a policy of capitalizing rent during the construction period and will have to change that policy going forward. We do not believe that the adoption of this FSP will have a material effect on our consolidated financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

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

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company's adoption date. We believe the impact of this statement on our consolidated financial statements will be comparable to the proforma disclosure in Note 5 of the Notes to Unaudited Consolidated Financial Statements.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at July 4, 2005.


                                                              Expected Maturity Date
                                                                 Fiscal Year Ended
                                   ------------------------------------------------------------------------------
                                                                                                       Fair Value
                                                                                                       July 4,
Debt                                2005     2006    2007     2008      2009    Thereafter   Total      2005
------                             --------  ------ -------- --------  -------- ---------- ---------- -----------
                                                              (Dollars in thousands)
Long-term variable rate..........      $27   $  56  $   777                                $     860   $    860
Average interest rate............                                                                5.0%
Long-term fixed rate.............  $    69   $ 147  $   156  $   167   $ 1,635    $ 377    $   2,550   $  2,884
Average interest rate............                                                                6.6%
                                                                                           ----------  ---------
Total Debt.......................                                                          $   3,410   $  3,744
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

Restatement of Previously Issued Financial Statements

     On April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift certificates that were sold and deemed to have expired and not redeemed during fiscal 2001 and fiscal 2002. In addition, it was also determined that we had not properly recorded expenses related to certain promotions that we ran from fiscal 2000 through fiscal 2004, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 which were included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and in our Quarterly Report on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, and therefore a restatement of our financial statements for the periods referenced above was required. The total impact of this restatement on our financial statements was to increase our accumulated deficit at December 31, 2001 by $590,000, increase our net loss for the fiscal year ended December 30, 2002, by $66,000, or $.01 per share, and increase our net loss for the fiscal year ended December 29, 2003 by $83,000, or $.01 per share. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements. This Quarterly Report on Form 10-Q for the period ended April 4, 2005 reflects the changes for the quarterly results for the period ended March 29, 2004. We will file a restated Quarterly Report on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, as soon as practicable. We restated our annual results for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005.

Remediation of Material Weaknesses

     During the first quarter of 2005, to remedy the material weakness in our internal control over financial reporting, we established procedures to specifically track every gift certificate sold and redeemed in order to recognize any potential expenses and the deferred revenue in the appropriate periods. These procedures were implemented at the beginning of the second quarter of 2005. We are in the process of monitoring the effectiveness of these controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                      ISSUER PURCHASES OF EQUITY SECURITIES


                             (a)                  (b)                    (c)                      (d)
                                                                Total Number of Shares    Maximum Number of
                                                                Purchased as Part of      Shares that May Yet
Period              Total Number of           Average Price     Publicly Announced        Be Purchased
                   Shares Purchased          Paid per Share    Plans or Programs Plans   Under the Program (1)
Authorized                                                                                        1,000,000

May 24, 2005 through
May 30, 2005                  11,840                 $5.85                    11,840                988,160

May 31, 2005 through
July 4, 2005                   4,807                 $6.18                     4,807                983,353
                            ----------                                       ----------


TOTAL                         16,647                 $5.95                    16,647                983,353
                           ===========                                       ==========           ==========

(1) On May 24, 2005, the Company announced that the Board of Directors for the Company authorized a stock repurchase program under which 1.0 million shares of the Company's outstanding common stock may be acquired in the open market over the 18 months following such authorization at the direction of management.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE TO SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 26, 2005. The proposals submitted to the stockholders for a vote were as follows:

1. A proposal to elect Richard A. Mandell as a Class I director to serve for a three year term and until his successor is duly elected and qualified ("Proposal 1").

2. A proposal to consider and approve an amendment to the Company's Certificate of Incorporation to (a) authorize 5,000,000 shares of preferred stock, par value $.001 per share, with such designations, preferences, privileges and restrictions as may be determined from time to time by the Company's Board of Directors and (b) reduce the total number of authorized shares of common stock, par value $.01 per share, to 35,000,000 ("Proposal 2").

3. A proposal to consider and approve an amendment to the Company's Certificate of Incorporation to permit stockholder action only by vote at a duly convened meeting of stockholders and not by written consent ("Proposal 3").

4. A proposal to consider and approve an amendment to the Company's Certificate of Incorporation to permit removal of directors only for cause ("Proposal 4").

5. A proposal to consider and approve an amendment to the Company's Certificate of Incorporation to permit vacancies on the Board of Directors to be filled only by action of the Board of Directors and eliminate the ability of stockholders to fill any such vacancy ("Proposal 5").

6. A proposal to ratify the selection of BDO Seidman, LLP as the independent registered public accounting firm of The Smith & Wollensky Restaurant Group, Inc. for the fiscal year ending January 2, 2006 ("Proposal 6").

The following sets forth the number of votes for, the number of votes against, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the forgoing proposals.


                                            Votes      Abstentions      Broker
Proposal                   Votes For       Against      (withheld)     Non-Votes
--------                   ---------       -------     -----------     ---------
Proposal 1
   Richard A. Mandell       7,081,154    1,399,985              --           --
Proposal 2                  2,308,664    3,675,856           5,900           --

Proposal 3                  2,401,946    3,586,774           1,700           --

Proposal 4                  1,876,357    4,108,273           5,790           --

Proposal 5                  1,762,811    4,224,326           3,283           --

Proposal 6                  8,039,159      436,241              --           --



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

August 18, 2005       By:  /s/  ALAN N. STILLMAN
                           ---------------------

                           Name:  Alan N. Stillman
                           Title: Chairman of the Board, Chief Executive
                                  Officer and Director
                                  (Principal Executive Officer)


August 18, 2005       By:  /s/  SAMUEL GOLDFINGER
                           -----------------------
                           Name:  Samuel Goldfinger
                           Title: Chief Financial Officer, Secretary and
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