Form 10-Q
period 2005-10-03
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2005-11-17
CIK 1137047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 2005

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission File Number: 1-16505

                               ------------------

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

                               ------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

As of November 17, 2005, the registrant had 9,208,146 shares of Common Stock, $.01 par value per share, outstanding

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements

     Unaudited Consolidated Balance Sheets as of October 3, 2005 and January 3, 2005                                 4

     Unaudited Consolidated Statements of Operations for the three and nine-month periods ended
        October 3, 2005 and September 27, 2004 (as restated)                                                         5

     Unaudited Consolidated Statements of Stockholders' Equity for the three and nine-month periods ended
        October 3, 2005 and September 27, 2004 (as restated)                                                         6

     Unaudited Consolidated Statements of Cash Flows for the three and nine-month periods ended
        October 3, 2005 and September 27, 2004 (as restated)                                                         7

     Notes to Unaudited Consolidated Financial Statements                                                            9

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                                                             23

Item 3. Quantitative and Qualitative Disclosures about Market Risk.                                                 40

Item 4. Controls and Procedures.                                                                                    41

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.                                                                                          42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.                                                 43

Item 3. Defaults Upon Senior Securities.                                                                            43

Item 4. Submission of Matters to a Vote of Security Holders.                                                        43

Item 5. Other Information.                                                                                          43

Item 6. Exhibits.                                                                                                   43


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

     We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in Exhibit 99.1of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
         (dollar amounts in thousands, except share and per share data)


                                                                                October 3,    January 3,
                                                                                  2005           2005
                                                                                  -----          ----
                                     Assets
Current assets:
  Cash and cash equivalents.................................................        $ 2,358     $  1,821
  Short-term investments....................................................            246          195
  Accounts receivable, less allowance for doubtful accounts of $78
  at October 3, 2005 and January 3, 2005, respectively......................          2,871        2,366
  Merchandise inventory.....................................................          4,703        5,139
  Prepaid expenses and other current assets.................................          1,583        1,103
                                                                                   --------     --------

Total current assets........................................................         11,761       10,624
Property and equipment, net.................................................         61,702       73,253
Goodwill, net...............................................................          6,886        6,886
Licensing agreement, net....................................................          3,512        3,637
Long-term investments.......................................................          4,424            -
Other assets................................................................          4,348        4,728

  Total assets..............................................................       $ 92,633     $ 99,128
                                                                                   ========     ========
                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt.........................................         $  199     $  3,329
   Current portion of obligations under capital lease.......................            136            -
   Current portion of deferred gain.........................................            367            -
  Accounts payable and accrued expenses.....................................         12,292       15,738
                                                                                   --------     --------
  Total current liabilities.................................................         12,994       19,067
Obligations under capital leases, net of current portion....................          7,785       11,624
Deferred gain on sale leaseback, net of current portion.....................         13,118            -
Long-term debt, net of current portion......................................          3,164        9,611
Deferred rent...............................................................          8,790        8,647
                                                                                   --------     --------
  Total liabilities.........................................................         45,851       48,949

Interest in consolidated variable interest entity...........................          (565)        (572)
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01; authorized 40,000,000 shares; 9,257,769 and
  9,378,349 shares issued and outstanding at October 3, 2005 and January 3,              94           94
  2005, respectively).......................................................
  Additional paid-in capital................................................         70,066       70,002
  Accumulated deficit.......................................................       (22,106)    ( 19,427)
  Accumulated other comprehensive income ...................................            132           82
    Treasury stock, 291,864 shares at October 3, 2005, atcost...............          (839)            -

                                                                                     47,347       50,751
                                                                                   --------     --------


  Total liabilities and stockholders' equity................................       $ 92,633     $ 99,128
                                                                                   ========     ========



           See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                       Unaudited Consolidated Statements of Operations (dollar amounts in thousands, except share and per share amounts)

                                                              Three Months Ended          Nine months Ended
                                                            October 3,   September 27,   October 3,  September 27,
                                                               2005          2004           2005         2004
                                                               -----         ----           ----         ----
                                                                           Restated                    Restated
Consolidated restaurant sales...........................      $ 26,813       $ 24,480      $ 91,778     $ 85,142
                                                              --------       --------      --------     --------
Cost of consolidated restaurant sales:
  Food and beverage costs...............................         8,167          7,759        27,823       27,274
  Salaries and related benefit expenses.................         8,903          8,374        27,841       25,796
  Restaurant operating expenses.........................         5,073          4,724        15,716       14,280
  Occupancy and related expenses........................         1,866          1,516         5,616        4,576
  Marketing and promotional expenses....................         1,412          1,288         4,015        3,919
  Depreciation and amortization expenses................         1,040          1,155         3,570        3,215
                                                              --------       --------      --------     --------
     Total cost of consolidated restaurant sales........        26,461         24,816        84,581       79,060
                                                              --------       --------      --------     --------
Income (loss) from consolidated restaurant operations...           352          (336)         7,197        6,082
Management fee income...................................           216           260            715          891
                                                              --------       --------      --------     --------
Income (loss) from consolidated and managed restaurants.           568           (76)         7,912        6,973
General and administrative expenses.....................         3,095          2,423         7,562        7,487
Royalty expense.........................................           403            360         1,379        1,236
                                                              --------       --------      --------     --------
Operating loss .........................................       (2,930)        (2,859)       (1,029)      (1,750)

Interest expense........................................         (170)          (331)         (938)        (987)
Amortization of deferred debt financing costs...........           (3)           (32)          (58)         (76)
Interest income.........................................            41              1            63            1
                                                              --------       --------      --------     --------
Interest and other expense, net.........................         (132)          (362)         (933)      (1,062)
                                                              --------       --------      --------     --------
Loss before provision for income taxes..................       (3,062)        (3,221)       (1,962)      (2,812)
Provision for income taxes..............................           115             52           290          155
                                                              --------       --------      --------     --------
Loss before (income) loss of consolidated
    variable interest entity.............................      (3,177)        (3,273)       (2,252)      (2,967)
(Income) Loss of consolidated variable interest entity            (53)             41         (427)        (388)
                                                              --------       --------      --------     --------
Net loss .................................................    $(3,230)    $   (3,232)     $ (2,679)    $ (3,355)
                                                              ========    ===========     =========    =========

        Net loss per common share:
     Basic and diluted:.................................     $  (0.35)    $    (0.34)     $  (0.29)   $  (0.36)
                                                             =========    ===========     =========   =========

Weighted average common shares outstanding:
   Basic and diluted....................................     9,342,232      9,377,960     9,365,338   9,377,100
                                                             =========    ===========     =========   =========


           See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
            Unaudited Consolidated Statements of Stockholders' Equity
                          (dollar amounts in thousands)

            Nine months ended October 3, 2005 and September 27, 2004

                                                                                    Accumulated
                                                        Additional                     other               Treasury
                                     Common Stock        paid-in      Accumulated  comprehensive             Stock     Stockholders'
                                  Shares      Amount     capital        Deficit       income        Shares    Amount      equity
                                  ------      ------     -------        -------       ------        ------    ------      ------

Balance at December 29, 2003
(Restated)....................    9,376,249       $94    $69,940      $(17,387)          $16         --         $ --    $52,663

Stock options exercised.......        2,100                   12                                                             12

Comprehensive income on
investments, net of tax
effect........................                                                            41                                 41
Net loss......................           --        --         --        (3,355)           --         --                 (3,355)
                                  ---------     -----    -------      ---------        -----       ----         ----    -------
Total comprehensive loss                                                                                                (3,314)



Balance at September 27, 2004
(Restated)....................    9,378,349      $ 94    $69,952      $(20,742)         $ 57         --         $ --    $49,361
                                  =========     =====    =======      =========        =====    =======     ========    =======

Balance at January 3, 2005
                                  9,378,349       $94    $70,002      $(19,427)          $82         --         $ --    $50,751

Stock options exercised, net of     171,284                   64                                                             64
tax...........................

Treasury stock purchases (1)..
                                  (291,864)                                                     291,864        (839)      (839)
Comprehensive income on
investments, net of tax
effect........................                                                            50                                 50
Net loss......................           --        --         --       (2,679)            --         --           --    (2,679)
                                  ---------     -----    -------      ---------        -----       ----         ----    -------
Total comprehensive loss                                                                                                (2,629)


Balance at October 3, 2005....    9,257,769      $ 94    $70,066      $(22,106)        $ 132    291,864     $  (839)    $47,347
                                  =========     =====    =======      =========        =====    =======     ========    =======


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

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows

                                                                   October 3, 2005    September 27, 2004
                                                                   ---------------    ------------------
                                                                                                Restated
                                                                                                --------
Cash flows from operating activities:
Net loss......................................................         $   (2,679)            $  (3,355)
  Adjustments to reconcile net loss to net cash provided by  (used
  in) operating activities:
  Depreciation and amortization...............................               3,891                 3,451
   Amortization of debt discount..............................                  58                    76
   Deferred gain on sale leaseback............................                 124                     -
   Stock based compensation...................................                                         -
   Deferred rent  ............................................                 143                 (245)
   Tenant improvement allowances    ..........................                   -                 2,225
  Accretive interest on capital lease obligation .............                  51                   102
   Income of consolidated variable interest entity............                 427                   388
   Consolidation of variable interest entity..................                   -                   284
  Changes in operating assets and liabilities:
     Accounts receivable......................................               (505)                 (486)
     Merchandise inventory....................................                 436                 (243)
     Prepaid expenses and other current assets................               (480)                 (262)
     Other assets.............................................                  92                 (603)
     Accounts payable and accrued expenses....................             (3,685)                 3,456
                                                                          --------               -------
               Net cash provided by (used in) operating activities         (2,127)                  4,788
                                                                          --------               -------
 Cash flows from investing activities:
 Purchase of property and equipment...........................             (1,322)              (11,050)
 Purchase of nondepreciable assets............................                   -                  (68)
 Purchase of investments......................................             (8,174)                     -
 Proceeds from sale of property...............................              19,320                     -
 Proceeds from sale of investments............................               3,750                   923
 Payments under licensing agreement...........................                   -                 (457)
                                                                          --------               -------
               Cash flows provided by (used in) investing
                 activities...................................              13,574              (10,652)
                                                                          --------               -------
Cash flows from financing activities:
Proceeds from issuance of long-term debt......................                   -                 6,000
Principal payments of long-term debt..........................             (9,577)                 (540)
Principal payments of capital lease obligation................               (141)                     -
Net proceeds from exercise of options.........................                  67                    12
Purchase of treasury stock....................................               (839)                     -
Distribution to owners of consolidated variable interest
  entity......................................................               (420)                 (320)
                                                                          --------               -------
              Cash flows provided by (used in) financing
                activities....................................            (10,910)                 5,152
                                                                          --------               -------
Net change in cash and cash equivalents.......................                 537                 (712)
Cash and cash equivalents at beginning of period..............               1,821                 1,898
                                                                          --------               -------
              Cash and cash equivalents at end of period......             $ 2,358               $ 1,186
                                                                           =======               =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
              Interest........................................              $  997                $  845
                                                                           =======               =======
               Income taxes...................................              $  391                $   82
                                                                           =======               =======
   Noncash investing and financing activities:
               Assets under capital lease.....................             $ 8,064                $  102
                                                                           =======               =======
               Obligations under capital lease................             $ 7,921                $    -
                                                                           =======               =======
               Capitalization of deferred rent................             $     -                $  252
                                                                           =======               =======
               Accrued leasehold improvements ................             $     -                $1,800
                                                                           =======               =======

           See accompanying notes to unaudited consolidated financial statements.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
     (dollar amounts in thousands, except per share amounts and where noted)
                     October 3, 2005 and September 27, 2004

(1) General

     The Smith & Wollensky Restaurant Group, Inc. (Formerly The New York Restaurant Group, Inc.) And subsidiaries (collectively, "SWRG" or the "Company") operate in a single segment, which develops, owns, operates and manages a Diversified portfolio of upscale tablecloth restaurants. At October 3, 2005, SWRG owned and operated thirteen restaurants, including ten Smith & Wollensky restaurants, and managed three restaurants.

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

      SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The three and nine months ended October 3, 2005 and September 27, 2004 represent 13 and 39-week reporting periods.

(2) Restatements


a) On February 23, 2005, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") in a letter issued in February 2005 to the American Institute of Certified Public Accountants guiding all affected public companies regarding certain operating lease accounting issues and their application under generally accepted accounting principles, it was determined that the accounting treatment for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was inaccurately reflected in SWRG's financial statements included in its Annual Report on Form 10-K for the fiscal years ended December 30, 2002 and December 29, 2003, and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. Under the previous accounting treatment, tenant improvement allowances received by SWRG from the landlord were recorded as a reduction to leasehold improvements. These cash payments received by SWRG should have been treated as an increase to deferred rent liability, as of the date we took control over the leased premises, and amortized over the initial term of the lease, including renewal periods. The impact of this restatement was a reclassification of $375 from leasehold improvements to deferred rent liability at September 27, 2004 and a reclassification from occupancy and related expenses to depreciation and amortization expense of $12 and $36 for the three and nine months ended September 27, 2004. SWRG filed a Current Report on Form 8-K/A on March 10, 2005 describing this restatement and the impact on its financial statements.

b) On April 20, 2005, after doing additional analysis in accordance with the guidelines from the SEC regarding lease accounting, as described above, it was determined that SWRG's accounting for lease terms was inaccurately reflected in the financial statements included in its Annual Report on Form 10-K for the fiscal years ended December 31, 2001, December 30, 2002 and December 29, 2003, and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. Under the previous accounting treatment, for certain restaurants, SWRG recorded rent on a straight-line basis, commencing on the date the restaurant opened. SWRG should have recognized rent on a straight-line basis from the date that it took control over the leased premise and should have capitalized the rent into leasehold improvements and amortized it on a straight-line basis over the life of the initial lease term, including renewal periods. In addition, SWRG also determined that it had amortized leasehold improvements on a straight-line basis over the life of the initial lease term, including renewal periods, but had, in certain instances, amortized the deferred rent liability relating to the same leased premises over only the life of the initial lease term. SWRG should have amortized the deferred rent liability over the life of the initial lease term, including renewal periods. SWRG filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on its financial statements.

    The total impact of the restatements discussed above in (a) and (b) was to decrease SWRG's net loss for the three and nine months ended September 27, 2004 by $14 and $45, respectively, or $.00 and $.00 per share, respectively.

c) On April 20, 2005, it was determined that SWRG had incorrectly calculated its estimate of gift certificates that were sold and deemed to have expired and not redeemed in the financial statements included in the Annual Report on Form 10-K for the fiscal years ended December 31, 2001 and December 30, 2002 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. In addition, it was also determined that SWRG had not properly recorded expenses related to certain promotions that ran from the fiscal year ended January 1, 2001 through January 3, 2005, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 21, 2003 included in SWRG's Annual Report on Form 10-K for the fiscal year ended December 29, 2003 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September
    27, 2004 and that, therefore, a restatement of SWRG's financial statements for the periods referenced above was required. The total impact of this restatement on SWRG's financial statements was to increase its net loss for the three and nine months ended September 27, 2004 by $87 and $248, respectively, or $.01 and $.03 per share, respectively. SWRG filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on its financial statements.

     The effect of the restatements changed the amounts previously reported under cash provided from operating activities and cash used for investing activities by $1,661 for the nine months ended September 27, 2004.


   As a result of the corrections of the errors described above, SWRG will file a restated Quarterly Report on Form 10-Q/A for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, as soon as practicable. SWRG restated its annual results for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003 in its Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005. SWRG restated its financial statements for the period ended September 27, 2004, which includes the unaudited consolidated statement of operations included in this Quarterly Report on Form 10-Q as follows:

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statement of Operations
        (dollar amounts in thousands, except share and per share amounts)
                      Three months ended September 27, 2004

                                                September                         September
                                                   27,                                27,
                                                  2004          Adjustments          2004
                                               ------------    ------------      ------------
                                               As previously                      Restated
                                                 reported
Consolidated restaurant sales................     $ 24,480     $        --           $ 24,480
                                               ------------    ------------      ------------
Cost of consolidated restaurant sales:
  Food and beverage costs....................        7,759              --              7,759
  Salaries and related benefit expenses......        8,374              --              8,374
  Restaurant operating expenses..............        4,724              --              4,724
  Occupancy and related expenses.............        1,541            (25) (a)(b)       1,516
  Marketing and promotional expenses.........        1,288              --              1,288
  Depreciation and amortization expenses.....        1,144              11 (b)          1,155
                                               ------------    ------------      ------------
  Total cost of consolidated restaurant sales       24,830            (14)             24,816
                                               ------------    ------------      ------------
Loss from consolidated restaurant operations.        (350)              14              (336)
Management fee income........................          260               -                260
                                               ------------    ------------      ------------
Loss from consolidated and managed                    (90)              14               (76)
  restaurants................................
General and administrative expenses..........        2,336              87 (c)          2,423
Royalty expense..............................          360              --                360
                                               ------------    ------------      ------------
Operating loss...............................      (2,786)            (73)            (2,859)
Interest expense, net of interest income.....        (362)              --              (362)
                                               ------------    ------------      ------------
Loss before provision for income taxes.......      (3,148)            (73)           (3,221)
Provision for income taxes...................
                                               ------------    ------------      ------------
                                                        52              --                 52
                                               ------------    ------------      ------------
Loss before loss of consolidated variable
  interest   entity..........................      (3,200)            (73)            (3,273)

Loss of consolidated variable interest entity           41              --                 41
                                               ------------    ------------      ------------
Net loss.....................................  $   (3,159)     $      (73)       $    (3,232)
                                               ============    ============      ============
Net loss per share:
    Basic and diluted........................  $    (0.34)     $    (0.00)       $     (0.34)
                                               ============    ============      ============
Weighted average common shares outstanding:
    Basic and diluted........................    9,377,960       9,377,960          9,377,960


                                        6

 (a) Includes restatement adjustment for the February 23, 2005 restatement relating to tenant improvement allowances, as described above.
(b) Includes restatement adjustment for the April 20, 2005 restatement relating to lease accounting, as described above.
(c) Includes restatement adjustment for the April 20, 2005 restatement relating to gift certificate accounting, as described above.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statement of Operations
        (dollar amounts in thousands, except share and per share amounts)
                      Nine months ended September 27, 2004

                                                September                         September
                                                   27,                               27,
                                                  2004         Adjustments          2004
                                               ------------    ------------      ------------
                                               As previously                      Restated
                                                  reported
Consolidated restaurant sales................  $    85,142      $       --        $   85,142
Cost of consolidated restaurant sales:
  Food and beverage costs....................       27,274              --            27,274
  Salaries and related benefit expenses......       25,796              --            25,796
  Restaurant operating expenses..............       14,280              --            14,280
  Occupancy and related expenses.............        4,641            (65) (a)(b)      4,576
  Marketing and promotional expenses.........        3,919              --             3,919
  Depreciation and amortization expenses.....        3,195              20 (b)         3,215
                                               ------------    ------------      ------------
  Total cost of consolidated restaurant sales       79,105            (45)            79,060
                                               ------------    ------------      ------------
Income from consolidated restaurant
  operations.................................        6,037              45             6,082
Management fee income........................          891               -               891
                                               ------------    ------------      ------------
Income from consolidated and managed
  restaurants................................        6,928              45             6,973
General and administrative expenses..........        7,239             248 (c)         7,487
Royalty expense..............................        1,236              --             1,236
                                               ------------    ------------      ------------
Operating loss...............................      (1,547)           (203)           (1,750)
Interest expense, net of interest income.....        1,062              --             1,062
                                               ------------    ------------      ------------
Loss before provision for income taxes.......      (2,609)           (203)           (2,812)
Provision for income taxes...................          155              --               155
                                               ------------    ------------      ------------
Loss before income of consolidated variable
  interest entity............................      (2,764)           (203)           (2,967)
Income of  consolidated  variable interest
  entity.....................................        (388)               --             (388)
                                               ------------    ------------      ------------
Net loss.....................................  $   (3,152)     $     (203)        $  (3,355)
                                               ============    ============      ============
Net loss per share:
    Basic and diluted........................  $    (0.34)     $    (0.02)        $   (0.36)

Weighted average common shares outstanding:
    Basic and diluted........................    9,377,100       9,377,100         9,377,100
                                               ============    ============      ============


(a) Includes restatement adjustment for the February 23, 2005 restatement relating to tenant improvement allowances, as described above.
(b) Includes restatement adjustment for the April 20, 2005 restatement relating to lease accounting, as described above.
(c) Includes restatement adjustment for the April 20, 2005 restatement relating to gift certificate accounting, as described above.

(3) Effect of Adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46(R)")


     In accordance with FIN 46(R), SWRG's consolidated financial statements for the three and nine month periods ended October 3, 2005 and September 27, 2004, and the fiscal year ended January 3, 2005 include the accounts and results of the entity that owns Maloney & Porcelli ("M&P"). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur.

SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked one of the above characteristics.

    In connection with the adoption of FIN 46(R), SWRG's net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts Receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed SWRG's current assets by $116and $185, non-current assets by $119 and $168, current liabilities by $311 and $499, and non-current liabilities by $407 and $427 at October 3, 2005 and January 3, 2005, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,409 and $2,242, and increased restaurant operating costs by $2,245 and $2,066 for the three months ended October 3, 2005 and September 27, 2004, respectively, and it increased consolidated sales by $8,098 and $7,724, and increased restaurant operating costs by $6,864 and $6,525for the nine months ended October 3, 2005 and September 27, 2004, respectively.

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


(4) Recently Issued Accounting Pronouncements

     On July 19, 2005, the FASB issued proposed FASB Staff Position ("FSP") FAS 13-b, "Accounting for Rental Costs Incurred during a Construction Period." The FASB is proposing in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. FASB Technical Bulletin (FTB) No. 88-1, Issues Relating to Accounting for Leases, requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, "Accounting for Operating Leases with Scheduled Rent Increases", starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As proposed, companies would be required to apply the guidance for new leases to the first reporting period beginning after September 15, 2005. SWRG currently has a policy of capitalizing rent during the construction period and will have to change that policy going forward. SWRG does not believe that the adoption of this FSP will have a material effect on SWRG' consolidated financial statements.

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

    In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company's adoption date as well as any future awards granted. We believe the impact of this statement on SWRG's consolidated financial statements will be comparable to the pro forma disclosure set forth in Note 5.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets". SFAS No. 153 amends the guidance in Accounting Principles Board (APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for no monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of no monetary assets that do not have commercial substance. This statement is effective for no monetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on SWRG's consolidated financial statements.

(5) Net Income (Loss) per Common Share

      SWRG calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share assumes the exercise of stock options using the treasury stock method, if dilutive. Dilutive net income (loss) per common share for the three and nine month-periods ended October 3, 2005 and September 27, 2004, respectively, was the same as basic net income (loss) per common share.

The following table sets forth the calculation for net income (loss) per common share on a weighted average basis:

                                                               Three Months Ended               Nine Months Ended
                                                            October 3,   September 27,      October 3,   September 27,
                                                                  2005            2004            2005            2004
                                                                  ----            ----            ----            ----
                                                                              Restated                        Restated
Numerator:
Net income (loss)......................................      $ (3,230)       $ (3,232)       $ (2,679)        $ (3,355)
                                                             =========       =========       =========        ========

                                                  Total       Weighted       Weighted        Weighted       Weighted
                                                 Shares        Average        Average         Average        Average
                                                 ------         Shares         Shares          Shares         Shares
                                                                ------         ------          ------         ------
Denominator - Weighted Average Shares:
Beginning common
  shares.................................       9,378,349    9,367,052       9,376,249       9,378,349        9,376,249
Options
  exercised..............................         171,284       63,525           1,711          23,893              851

Treasury stock purchases (1) (2).........       (291,864)     (88,345)               -        (36,904)                -
                                                ---------     --------       ---------       ---------        ---------
Basic and diluted........................       9,257,769    9,342,232       9,377,960       9,365,338        9,377,100
                                                =========    =========       =========       =========        ========

Per common share:
Basic and diluted........................                   $   (0.35)        $ (0.34)       $  (0.29)         $ (0.36)
                                                            ==========       =========       =========         ========



           (1) On May 24, 2005, SWRG announced that the Board of Directors for SWRG authorized a stock repurchase program under which 1.0 million shares of SWRG's outstanding common stock may be acquired in the open market over the 18 months following such authorization at the direction of management. See Note 11.

           (2) On August 30, 2005, SWRG signed a Separation Agreement and General Release ("Separation Agreement") with James M. Dunn, its former President and General Manager of the Smith & Wollensky in Boston. In exchange for Mr. Dunn's execution of the Separation Agreement, SWRG is obligated to pay Mr. Dunn $10 per month until April 30, 2006. SWRG has expensed the entire obligation to Mr. Dunn during the three months ended October 3, 2005. In addition, SWRG agreed to purchase any shares of common stock that Mr. Dunn owns at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, SWRG purchased 158,667 shares of common stock from Mr. Dunn. This purchase resulted in a compensation expense to SWRG of $336.

     SWRG excluded options to purchase approximately 82,000 and 119,000 shares of common stock, for the three-month period ended October 3, 2005 and September 27, 2004, respectively, and options to purchase approximately 66,000 and 174,000 shares of common stock, for the nine-month period ended October 3, 2005 and September 27, 2004, respectively, because they are considered anti-dilutive.

     SWRG applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 ("FIN 44"), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Options given to a board member who was also a consultant of SWRG became variable options under FIN 44.SWRG took an initial non-cash compensation charge and will continue to record such charges, or revenues, associated with the change in fair value of the stock underlying these options through the earlier of their exercise, forfeiture or expiration dates. The change in fair value of these options resulted in compensation expense of $11 and $4 for the three and nine month periods ended October 3, 2005, respectively.

     The following table illustrates the effect on the net income (loss) as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                                             Three Months Ended         Nine months Ended
                                                                          October 3,    September 27,   October 3,    September 27,
                                                                                 2005            2004          2005            2004
                                                                                 ----        --------          ----        --------
                                                                                             Restated                      Restated
Net income (loss) ...................................                     $   (3,230)     $   (3,232)   $   (2,679)     $   (3,355)
                                                                          ===========     ===========   ===========     ===========

Add (deduct) stock-based employee compensation
  expense (recovery) included in reported net income
  (loss)................                                                            -               -           (7)               -
Deduct total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of tax................... .....                            (76)            (55)         (221)           (226)
                                                                          -----------     -----------   -----------     -----------
Pro forma net income (loss)..........................                     $   (3,306)     $   (3,287)   $   (2,907)     $   (3,581)
                                                                          ===========     ===========   ===========     ===========


Pro forma net income (loss) per common share (Y)
   Basic and diluted.................................                     $    (0.35)     $    (0.35)   $    (0.31)     $    (0.38)
                                                                          ===========     ===========   ===========     ===========


Weighted average common shares outstanding:
Basic and diluted....................................                       9,342,232       9,377,960     9,365,338       9,377,100
                                                                          ===========     ===========   ===========     ===========


     The per share weighted-average fair value of stock options granted from fiscal 2001 to fiscal 2004 range from $2.14 to $3.45 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free rate ranging from 3% to 6%, expected stock volatility ranging from 26% to 50% and an expected life of five years.

(6)  Investment Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and equity securities by major security type and class of security at October 3, 2005 and January 3, 2005 was as follows:

                                Amortized     Gross unrealized      Gross unrealized       Fair value
                                     Cost        holding gains        holding losses       ----------
                                     ----        -------------        --------------
At October 3, 2005
Available for sale short-term:
Equity securities                    $113                 $133                   $--             $246
                                     ====                 ====                   ===             ====

At October 3, 2005
Available for sale long-term:
Municipal debt securities          $4,175                  $--                   $--           $4,175
                                   ======                  ===                   ===           ======
Corporate debt securities           $ 250                  $--                    $1            $ 249
                                   ======                  ===                   ===           ======
                                   $4,425                  $--                    $1           $4,424
                                   ======                  ===                   ===           ======

                                Amortized     Gross unrealized      Gross unrealized       Fair value
                                     Cost        holding gains        holding losses       ----------
                                     ----        -------------        --------------
At January 3, 2005:
Available for sale-short-term:
  Equity securities................$  113                  82                     --              195
                                   ------                  --                     --              ---
                                   $  113                  82                     --              195
                                   ======                ====                   ====           ======


                   Proceeds from the sale of investment securities available for sale were $3,750 and $923 for the nine months ended October 3, 2005 and September 27, 2004, respectively, and the gross realized gain for the nine months ended September 27, 2004 was $20.


(7)  Property and Equipment

          Property and equipment consists of the following:


                                                     October 3,  January 3, 2005
                                                           2005
                                                     ----------  ---------------

Land............................................         $3,218         $ 11,262
Building and building improvements..............          7,317            7,317
Machinery and equipment.........................         14,042           13,312
Furniture and fixtures..........................          9,060            8,730
Leasehold improvements..........................         53,052           57,552
Leasehold rights................................          3,376            3,376
                                                         ------         --------
                                                         90,065          101,549
Less accumulated depreciation and amortization..       (28,363)         (28,296)
                                                       --------         --------
                                                       $ 61,702         $ 73,253
                                                       ========         ========




      Leasehold improvements include $6,564 of assets under capital lease and machinery and equipment includes assets with a net book value of $1,318 under capital lease as of October 3, 2005. Included in land at January 3, 2005 was $8,044 of assets under capital lease that were sold on May 23, 2005 (see Note 9). Depreciation and amortization expense of property and equipment was $1,176 and $1,155, for the three months ended October 3, 2005 and September 27, 2004, respectively, and $3,827 and $3,317, for the nine months ended October 3, 2005 and September 27, 2004, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. In connection with SWRG's assets under construction for the fiscal year ended January 3, 2005, SWRG capitalized $123 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost. There was no interest capitalized during the nine month period ended October 3, 2005.


    Long-term debt consists of the following:

                                                         Oct. 3,   Jan. 3,
                                                          2005       2005
                                                        --------   -------
    Mortgage and loan payable(a)......................  $ 1,474    $1,550
    Term loan(b)......................................        -     3,367
    Promissory note(c)................................        -       550
    Term loan(d)......................................        -     1,520
    Line of credit(e).................................        -     2,000
    Promissory note(f)................................    1,889     1,953
    Line of credit(g).................................        -     2,000
                                                        --------   -------
    Total debt........................................    3,363    12,940
    Less current portion..............................      199     3,329
                                                        --------   -------
    Long-term debt....................................  $ 3,164    $9,611
                                                        ========   =======

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

(b) On August 23, 2002, SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley"). Under the agreement, SWRG was the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC (the "Borrower"). SWRG, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan bore interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, SWRG was obligated to make monthly principal payments of approximately $33 for this portion of the loan over the term of the loan and a balloon payment of approximately $2,033 on May 31, 2008, the maturity date of the loan. The term loan was secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. SWRG did not draw down the remaining balance because, as an alternative to purchasing the land, SWRG signed an amendment to its lease agreement. In connection with the transaction involving the Las Vegas property described in Note 9 below, the remaining balance outstanding on this secured term loan of $3,233, including accrued interest was repaid on May 23, 2005.

(c) On October 9, 2002, SWRG purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., and a wholly owned subsidiary of SWRG. This loan bore interest at 8% per annum and required annual principal payments of $550 with the first installment being prepaid on March 4, 2003, and the subsequent two installments originally due on October 9, 2004 and October 9, 2005, respectively. SWRG received a 60-day extension on the installment due on October 9, 2004, which SWRG paid on December 9, 2004. The promissory note was secured by a first mortgage relating to the Dallas property. The final installment of this promissory note, including accrued interest of $572, was prepaid, with no prepayment penalty, on June 15, 2005.

(d) On December 24, 2002, SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, SWRG and Dallas S&W L.P., a wholly owned subsidiary of SWRG, were the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million was used for its new restaurant development program, and $550 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above. This loan bore interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, SWRG was obligated to make monthly principal payments of $16 for this loan over the term of the loan and a balloon payment of approximately $966 on December 24, 2007, the maturity date of the loan. The term loan was secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan was also secured by the leasehold mortgage relating to the Las Vegas property. In connection with the transaction involving the Las Vegas property described in Note 9 below, the remaining balance outstanding on this secured term loan of $1,457, including accrued interest was repaid on May 23, 2005.

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


The weighted average interest rate of SWRG's total debt was approximately 6.7% at October 3, 2005.

          Principal payments on long-term debt are as follows:


    Fiscal year:
    ----------
    2005..............................................................  $    49
    2006..............................................................      202
    2007..............................................................      933
    2008..............................................................      167
    2009..............................................................    1,635
    Thereafter........................................................      377
                                                                        --------
                                                                        $ 3,363
                                                                        ========


(9)  Las Vegas Capital Lease Commitment

     On March 23, 2005, S&W of Las Vegas, LLC (the "Borrower") entered into a Contract of Sale (the "Las Vegas Agreement") with Metroflag SW, LLC (the "Buyer"). Pursuant to the Las Vegas Agreement, on May 23, 2005, (i) the Borrower assigned to the Buyer its existing ground lease (the " Existing Lease") in respect of the property located at 3767 Las Vegas Boulevard South, Las Vegas, Nevada (the "Las Vegas Property"), (ii) the Buyer purchased the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower entered into a lease-back lease

(the "New Lease") pursuant to which the Borrower is leasing the Las Vegas Property. This transaction closed on May 23, 2005. The aggregate purchase price was $30,000 and was paid out as follows: (a) approximately $10,444 to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30,000 and the amount paid to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19,556). The Borrower received net proceeds from the transaction equal to approximately $19,300 (after legal and other miscellaneous cost, but before taxes) and used approximately $9,200 of the net proceeds from the transactions to repay existing indebtedness. The net gain on this transaction of approximately $13,500 is being deferred and recognized as a reduction in rent expense and interest expense over the life of the New Lease. At January 3, 2005, SWRG had a deferred tax asset of $9.8 million, which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. At October 3, 2005, SWRG recorded a full valuation allowance against the total deferred tax asset of $10.6 million, due to the uncertainty of this benefit being realized in the future.

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

Future minimum capital lease payments at October 3, 2005 are as follows:


Fiscal year:
2005.............................................................          $151
2006.............................................................           605
2007.............................................................           605
2008.............................................................           605
2009.............................................................           605
Thereafter.......................................................        19,998
                                                                         ------
Total future capital lease payments                                      22,569
Less: amount representing interest                                     (14,648)
                                                                       -------
Present value of net minimum capital lease payments                       7,921
Less: current portion                                                       136
                                                                    -----------
Long-term obligations under capital leases at October 3, 2005           $ 7,785
                                                                        =======

The remainder of the fixed minimum annual rental payments is being treated as an operating lease (see Note 10).


 (10) Commitments and Contingencies

Restaurant Related Commitments

     All of SWRG's consolidated restaurants operate in leased premises, with the exception of the Smith & Wollensky locations in New Orleans and Dallas, which are owned properties. Remaining lease terms range from approximately 2 to 40 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such leases and/or scheduled minimum rent increases during the terms of the leases. Rent incurred during the construction period for a restaurant had been capitalized as a leasehold improvement. In connection with the effectiveness of the proposed FSP FAS 13-b, for financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at October 3, 2005 and January 3, 2005 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $8,790 and $8,647, respectively.

    Future minimum annual rental commitments under all operating leases are as follows:

    Fiscal year:
    ----------
    2005..............................................................$   1,511
    2006..............................................................    5,877
    2007..............................................................    5,931
    2008..............................................................    6,029
    2009..............................................................    5,899
    Thereafter........................................................   95,068
                                                                      ----------
                                                                       $120,315
                                                                      ==========

    On October 6, 2005, SWRG signed a lease agreement for its new corporate offices with Vandergard Properties Co., L.P. The lease term began on October 6, 2005 and expires in February 2016 and contains a fixed minimum rent of $362 per annum, plus electricity, with annual increases of $34 commencing in March 2011. The lease agreement for SWRG's current corporate offices expires by its terms on February 28, 2006.

    SWRG is contingently liable under letters of credit aggregating $168 at October 3, 2005 and January 3, 2005, respectively, for deposits with the landlord of one of its restaurants and the corporate office.

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

     On December 22, 2004, Parade 59 Restaurant, LLC ("Parade"), a wholly owned subsidiary of SWRG that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners, Ltd, ELAD Properties NY, LLC and CPS1 Realty, LP (collectively the "Defendants") alleging that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel, guest, room and credit account charges to Parade, and (3) failed to pay termination costs to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3,500. CPS1 Realty, LP and ELAD Properties NY, LLC (the "CPS 1 Defendants") subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the management agreement was terminated as a result of Parade's default under the management agreement. On September 30, 2005 the CPS1 Defendant served a motion for summary judgment seeking the relief it claimed it was entitled to in their amended answer with counterclaims. SWRG believes that it will likely prevail in the counterclaims and that the risk of material loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, SWRG's financial position, results of operations and cash flows could be adversely affected.

     SWRG is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG's consolidated financial position, results of operations or liquidity.

Separation Agreement

  On August 30, 2005, SWRG signed a Separation Agreement with James M. Dunn, its former President and General Manager of the Smith & Wollensky in Boston. In exchange for Mr. Dunn's execution of the Separation Agreement, SWRG is obligated to pay Mr. Dunn $10 per month from August 1, 2005 until April 30, 2006. SWRG has expensed the entire obligation to Mr. Dunn during the three months ended October 3, 2005. In addition, SWRG agreed to purchase any shares of common stock that Mr. Dunn owns at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, SWRG purchased 158,667 shares of common stock from Mr. Dunn. This purchase resulted in a compensation expense to SWRG of $336.

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

         During the nine month period ended October 3, 2005, SWRG reacquired 291,864 shares of common stock pursuant to an approved, open market repurchase plan. Of the 291,864 shares of common stock acquired, 158,667 shares were acquired from James M. Dunn, the former President and General Manager of the Smith & Wollensky in Boston. SWRG recorded a compensation expense of $336 in conjunction with this purchase. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock.




(12) Hurricane Impact

    On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to the Smith & Wollensky unit in New Orleans, Louisiana ("S&W of New Orleans"). At this time, SWRG is working closely with its insurance carriers and claims adjusters to ascertain the full amount of damages. SWRG is in the process of having an adjuster determine the total extent of the damages. At this time, SWRG is unable to determine a time frame for making the necessary repairs or when the restaurant will reopen.

    SWRG maintains insurance policies that cover certain losses relating to flood and wind damage for S&W of New Orleans. SWRG is not currently able to estimate the full extent of the damages to the property nor is it able to estimate whether potential insurance proceeds, net of deductible and related expenses, are expected to equal or exceed the net book value of the impacted assets. SWRG has written off approximately $160 in inventories that spoiled or were destroyed by Hurricane Katrina. SWRG received an advance of $100 in November 2005 relating to certain damages, but has not recorded a recovery for this amount during the three month period ended October 3, 2005 as the total recovery for damages is not able to be estimated at this time. SWRG's insurance policies also provide coverage for interruption to the S&W of New Orleans' business, including lost profits, and reimbursement of certain expenses. SWRG received an advance of $250 in October 2005 for business interruption. SWRG estimates that the lost profits and reimbursement of certain expenses, net of the estimated deductible, during the three months ended October 3, 2005 amounted to approximately $90. This portion of the recovery is reflected in the three months ended October 3, 2005 and deferred $160 to future periods.

    S&W of New Orleans remains closed and SWRG is unable, at this time, to determine the re-opening date.


(13) Gift Card Liability

    In April  2005,  SWRG used its best  estimate to  establish a liability  for promotional gift certificates issued prior to April 2005 ("Old Gift Certificates"), but not redeemed prior to April 2005. Based on the redemption of Old Gift Certificates during the three months ended October 3, 2005, a change in estimate was deemed necessary. The impact of this change was to increase marketing and promotional expense and to increase net loss by $200 during the three months ended October 3, 2005.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     As of October 3, 2005, we operated 16 high-end, high volume restaurants in the United States. We believe that the particularly large size of the markets we have entered warranted investment in restaurants with seating capacities ranging from 290 to 675. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic conditions, existing restaurant performance and the availability of capital. Although, we expect to resume our new restaurant growth in 2007, we may look at opportunities to open a new restaurant prior to 2007. We expect additional locations to have seating capacities ranging from 200 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. We believe these new restaurants will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening expenses. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our most recent unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential return.

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

     Management fee income also included fees received from ONEc.p.s. for the three and nine months ended September 27, 2004. On December 31, 2003, we amended the agreement with Plaza Operating Partners, Ltd. (the "Plaza Operating Partners"). Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee was credited against any management fee that we earned under the agreement. This amendment also gave either party the right to fund or refuse to fund any necessary working capital requirements. If neither party was willing to fund the required additional working capital contributions, as defined, then either party could have terminated the agreement. Plaza Operating Partners agreed to fund until October 16, 2004, the date that we were notified by Plaza Operating Partners that it sold the Plaza Hotel, the property in which the restaurant was located, and directed us to advise the employees of ONEc.p.s. of the closing. We funded the cash requirements of ONEc.p.s. until January 1, 2005, the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we are no longer accruing additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

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

 Restatements


a) On February 23, 2005, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") in a letter issued in February 2005 to the American Institute of Certified Public Accountants guiding all affected public companies regarding certain operating lease accounting issues and their application under generally accepted accounting principles, it was determined that the accounting treatment for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was inaccurately reflected in our financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 30, 2002 and December 29, 2003, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the previous accounting treatment, tenant improvement allowances received by SWRG from the landlord were recorded as a reduction to leasehold improvements. These cash payments received by SWRG should have been treated as an increase to deferred rent liability, as of the date we took control over the leased premises, and amortized over the initial term of the lease, including renewal periods. The impact of this restatement was a reclassification of $375,000 from leasehold improvements to deferred rent liability at September 27, 2004 and a reclassification from occupancy and related expenses to depreciation and amortization expense of $12,000 and $36,000 for the three and nine months ended September 27, 2004. SWRG filed a Current Report on Form 8-K/A on March 10, 2005 describing this restatement and the impact on our financial statements.

b) On April 20, 2005, after doing additional analysis in accordance with the guidelines from the SEC regarding lease accounting, as described above, it was determined that our accounting for lease terms was inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2001, December 30, 2002 and December 29, 2003, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September 27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the previous accounting treatment, for certain restaurants, we recorded rent on a straight-line basis, commencing on the date the restaurant opened. We should have recognized rent on a straight-line basis from the date that it took control over the leased premise and should have capitalized the rent into leasehold improvements and amortized it on a straight-line basis over the life of the initial lease term, including renewal periods. In addition, SWRG also determined that it had amortized leasehold improvements on a straight-line basis over the life of the initial lease term, including renewal periods, but had, in certain instances, amortized the deferred rent liability relating to the same leased premises over only the life of the initial lease term. We should have amortized the deferred rent liability over the life of the initial lease term, including renewal periods. We filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and our impact on our financial statements.

    The total impact of the restatements discussed above in (a) and (b) was to decrease our net loss for the three and nine months ended September 27, 2004 by $14,000 and $45,000, respectively, or $.00 and $.00 per share, respectively.

c) On April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift certificates that were sold and deemed to have expired and not redeemed in the financial statements included in the Annual Report on Form 10-K for the fiscal years ended December 31, 2001 and December 30, 2002 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In addition, it was also determined that we had not properly recorded expenses related to certain promotions that ran from the fiscal year ended January 1, 2001 through January 3, 2005, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001, December 30, 2002 and December 21, 2003 included in Our Annual Report on Form 10-K for the fiscal year ended December 29, 2003 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003, June 30, 2003, September 29, 2003, March 29, 2004, June 28, 2004 and September
    27, 2004 and that, therefore, a restatement of our financial statements for the periods referenced above was required. The total impact of this restatement on our financial statements was to increase our net loss for the three and nine months ended September 27, 2004 by $87,000 and $248,000, respectively, or $.01 and $.03 per share, respectively. We filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements.

        The effect of the restatements changed the amounts previously reported under cash provided from operating activities and cash used for investing activities by $1.7 million for the nine months ended September 27, 2004.


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

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statement of Operations
        (dollar amounts in thousands, except share and per share amounts)
                      Three months ended September 27, 2004

                                                 September                        September
                                                    27,                               27,
                                                   2004        Adjustments           2004
                                               -------------   ------------      -----------
                                               As previously                       Restated
                                                  reported
Consolidated restaurant sales................     $ 24,480     $        --          $ 24,480
                                                  --------                          --------
Cost of consolidated restaurant sales:
  Food and beverage costs....................        7,759              --             7,759
  Salaries and related benefit expenses......        8,374              --             8,374
  Restaurant operating expenses..............        4,724              --             4,724
  Occupancy and related expenses.............        1,541            (25) (a)(b)      1,516
  Marketing and promotional expenses.........        1,288              --             1,288
  Depreciation and amortization expenses.....        1,144              11 (b)         1,155
                                               ------------    ------------      -----------
  Total cost of consolidated restaurant sales       24,830             14             24,816
Loss from consolidated restaurant operations.        (350)            (14)             (336)
Management fee income........................          260               -               260
                                               ------------    ------------      -----------
Loss from consolidated and managed
  restaurants................................         (90)            (14)              (76)
General and administrative expenses..........        2,336              87 (c)         2,423
Royalty expense..............................          360              --               360
                                               ------------    ------------      -----------
Operating loss...............................      (2,786)            (73)           (2,859)
Interest expense, net of interest income.....        (362)              --             (362)
                                               ------------    ------------      -----------
Loss before provision for income taxes.......      (3,148)            (73)           (3,221)
Provision for income taxes...................
                                                        52              --                52
                                               ------------    ------------      -----------
Loss before loss of consolidated variable
  interest
  interest entity............................      (3,200)            (73)           (3,273)
Loss of consolidated variable interest
  entity.....................................           41              --                41
                                               ------------    ------------      -----------
Net loss.....................................   $  (3,159)     $      (73)       $   (3,232)
                                               ============    ============      ===========
Net loss per share:
    Basic and diluted........................  $    (0.34)     $    (0.00)       $    (0.34)
                                               ============    ============      ===========
Weighted average common shares outstanding:
    Basic and diluted........................    9,377,960       9,377,960         9,377,960
                                               ============    ============      ===========


 (a) Includes restatement adjustment for the February 23, 2005 restatement relating to tenant improvement allowances, as described above.
(b) Includes restatement adjustment for the April 20, 2005 restatement relating to lease accounting, as described above.
(c) Includes restatement adjustment for the April 20, 2005 restatement relating to gift certificate accounting, as described above.

                  THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statement of Operations
        (dollar amounts in thousands, except share and per share amounts)
                      Nine months ended September 27, 2004



                                                          September 27,                                         September 27,
                                                               2004                Adjustments                       2004
                                                        ------------------      ----------------              ----------------
                                                          As previously                                            Restated
                                                            reported


Consolidated restaurant sales.......................    $          85,142       $             --              $         85,142
Cost of consolidated restaurant sales:
    Food and beverage costs.........................               27,274                     --                        27,274
    Salaries and related benefit expenses...........               25,796                     --                        25,796
    Restaurant operating expenses...................               14,280                     --                        14,280
    Occupancy and related expenses..................                4,641                   (65) (a)(b)(c)               4,576
    Marketing and promotional expenses..............                3,919                     --                         3,919
    Depreciation and amortization expenses..........                3,195                     20 (a)(b)                  3,215
                                                        -----------------       ----------------              ----------------
    Total cost of consolidated restaurant sales.....               79,105                   (45)                        79,060
                                                        -----------------       ----------------              ----------------
Income from consolidated restaurant operations......                6,037                     45                         6,082
Management fee income...............................                  891                      -                           891
                                                        -----------------       ----------------              ----------------
Income from consolidated and managed restaurants....                6,928                     45                         6,973
General and administrative expenses.................                7,239                    248 (c)                     7,487
Royalty expense.....................................                1,236                     --                         1,236
                                                        -----------------       ----------------              ----------------
Operating loss......................................              (1,547)                  (203)                       (1,750)
Interest expense, net of interest income............                1,062                     --                         1,062
                                                        -----------------       ----------------              ----------------
Loss before provision for income taxes..............              (2,609)                  (203)                       (2,812)
Provision for income taxes..........................                  155                     --                           155
                                                        -----------------       ----------------              ----------------
Loss before income of consolidated variable interest              (2,764)                  (203)                       (2,967)
    entity..........................................
Income of consolidated variable interest entity.....                (388)                     --                         (388)
                                                        -----------------       ----------------              ----------------
Net loss............................................    $         (3,152)      $           (203)              $        (3,355)
                                                        =================       ================              ================
Net loss per share:
        Basic and diluted...........................    $          (0.34)      $          (0.02)              $         (0.36)
                                                        =================       ================              ================
Weighted average common shares outstanding:
        Basic and diluted...........................          9,377,100                9,377,100                     9,377,100
                                                        =================       ================               ===============


 (a) Includes restatement adjustment for the February 23, 2005 restatement relating to tenant improvement allowances, as described above.
(b) Includes restatement adjustment for the April 20, 2005 restatement relating to lease accounting, as described above.
(c) Includes restatement adjustment for the April 20, 2005 restatement relating to gift certificate accounting, as described above.

Effect  of  Adoption  of   Financial   Accounting   Standards   Board   ("FASB")
Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46(R)")

     In accordance with FIN 46(R), our consolidated financial statements for the three and nine month periods ended October 3, 2005 and September 27, 2004, and the fiscal year ended January 3, 2005 include the accounts and results of the entity that owns Maloney & Porcelli ("M&P"). We manage the operations of M&P pursuant to the terms of a restaurant management agreement (the "Maloney Agreement"). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked one of the above characteristics.

     In connection with the adoption of FIN 46(R), our net investment in the Maloney Agreement, previously classified under "Management contract, net" and management fees and miscellaneous charges receivable classified under "Accounts receivable" have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed our current assets by $116,000 and $185,000, non-current assets by $119,000 and $168,000, current liabilities by $311,000 and $499,000, and non-current liabilities by $407,000 and $427,000 at October 3, 2005 and January 3, 2005, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2.4 million and $2.2 million, and increased restaurant operating costs by $2.2 million and $2.1 million for the three months ended October 3, 2005 and September 27, 2004, respectively, and it increased consolidated sales by $8.1 million and $7.7 million, and increased restaurant operating costs by $6.9 million and $6.5 million for the nine months ended October 3, 2005 and September 27, 2004, respectively.

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

     Allowance for doubtful accounts: Substantially all of our accounts receivable are due from credit card processing companies or individuals that have good historical track records of payment. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. Our allowance for doubtful accounts remained constant at $78,000 at October 3, 2005 and January 3, 2005. We estimate an allowance for doubtful accounts based upon the actual payment history of each individual customer, as well as considering changes that occur in the financial condition or the local economy of a particular customer that could affect our bad debt expenses and allowance for doubtful accounts.

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

     Goodwill: Goodwill represents the excess of fair value of reporting units acquired in the formation of the Company over the book value of those reporting units' identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, we had originally determined that certain of our restaurants with assigned goodwill were separate reporting units. As a result of the consensus reached in September 2004 by the Emerging Issues Task Force ("EITF") in regard to determining whether to aggregate operating segments of an enterprise, we concluded that the entities that were previously viewed as separate reporting entities could now be viewed as one single reporting entity for purposes of assessing goodwill. As such, we compared the fair value of the single reporting entity to the total equity (carrying value) to determine if impairment exists. The fair value is calculated using various methods, including an analysis based on projected discounted future operating cash flows of the single reporting entity using a discount rate reflecting our weighted average cost of capital. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the single reporting entity. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. Prior to 2004, we had recorded an impairment of goodwill of $75,000 during 2002 related to our Mrs. Parks
Management Company reporting unit. This impairment related to lower than anticipated future cash flow for us from the closing by the hotel owner of the Park Avenue Cafe restaurant in Chicago. The carrying value of goodwill as of October 3, 2005 and January 3, 2005 was $6.9 million.

     Other intangible assets: We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the assets to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. For our intangible assets, the fair value is in excess of the recorded carrying value. The net carrying value of these intangible assets as of October 3, 2005 and January 3, 2005 was $3.5 and $3.6 million, respectively.

     Artwork: We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The net carrying value of our artwork as of October 3, 2005 and January 3, 2005 was $2.1 million.

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

     Gift certificate liability: We record a gift certificate liability for gift certificates sold to customers to be redeemed at a future date. The liability is relieved and revenue is recognized when the gift certificates are redeemed. In April 2005, we used our best estimate to establish a liability for promotional gift certificates issued prior to April 2005 ("Old Gift Certificates"), but not redeemed prior to April 2005. Based on the redemption of Old Gift Certificates during the three months ended October 3, 2005, a change in estimate was deemed necessary. The impact of this change was to increase marketing and promotional expense and to increase our net loss by $200,000 during the three months ended October 3, 2005.

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

     At January 3, 2005, we had a deferred tax asset of $9.8 million, which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. As of October 3, 2005, we have a full valuation allowance against the total deferred tax asset of $10.6 million, due to the uncertainty of this benefit being realized in the future. These tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.


Unaudited Results of Operations


                                                              Three Months Ended                       Nine Months Ended
                                                         October 3,         September 27,         October 3,       September 27,
                                                            2005                2004                2005               2004
                                                            ----                ----                ----               ----
                                                                 Restated                        Restated
                                                                                  (Dollars in thousands)
Consolidated Statement of Operations Data:


Consolidated restaurant sales                         $ 26,813    100.0%  $ 24,480    100.0%  $ 91,778   100.0%  $ 85,142    100.0%
                                                      --------    -----   --------    -----   --------   -----   --------    -----
Cost of consolidated restaurant sales:
   Food and beverage costs                               8,167     30.5      7,759     31.7     27,823    30.3     27,274     32.0
   Salaries and related benefit expenses                 8,903     33.2      8,374     34.2     27,841    30.3     25,796     30.3
   Restaurant operating expenses                         5,073     18.9      4,724     19.3     15,716    17.1     14,280     16.8
   Occupancy and related expenses                        1,866      7.0      1,516      6.2      5,616     6.1      4,576      5.4
   Marketing and promotional
   expenses                                              1,412      5.2      1,288      5.3      4,015     4.3      3,919      4.6
    Depreciation and amortization expenses               1,040      3.9      1,155      4.7      3,570     3.9      3,215      3.8
                                                         -----      ---      -----      ---      -----     ---      -----      ---

 Total cost of consolidated restaurant sales            26,461     98.7     24,816    101.4     84,581    92.2     79,060      92.9
Income (loss) from consolidated restaurant
 operations                                                352      1.3       (336)    (1.4)     7,197     7.8      6,082      7.1
Management fee income                                      216      0.8        260      1.1        715     0.8        891      1.1
                                                           ---      ---        ---      ---        ---     ---        ---      ---
Income (loss) from consolidated and managed
  restaurants                                              568      2.1        (76)    (0.3)     7,912     8.6      6,973      8.2
  General and administrative expenses                    3,095     11.5      2,423      9.9      7,562     8.2      7,487      8.8
 Royalty expense                                           403      1.5        360      1.5      1,379     1.5      1,236      1.5
                                                           ---      ---        ---      ---      -----     ---      -----      ---
 Operating loss                                         (2,930)   (10.9)    (2,859)   (11.7)    (1,029)   (1.1)    (1,750)    (2.1)
 Interest expense, net of interest income and other       (132)    (0.5)      (362)    (1.5)      (933)   (1.0)    (1,062)    (1.1)
                                                          ----     ----       ----     ----       ----    ----     ------     ----
Loss before provision for income taxes                  (3,062)   (11.4)    (3,221)   (13.2)    (1,962)   (2.1)    (2,812)    (3.3)
 Provision for income taxes                                115      0.4         52      0.2        290     0.3        155      0.2
                                                           ---      ---         --      ---        ---     ---        ---      ---
 Loss before (income) loss of consolidated
variable interest entity                                (3,177)   (11.8)    (3,273)   (13.4)    (2,252)   (2.4)    (2,967)    (3.5)
 Income (loss) of consolidated variable interest
entity                                                     (53)     0.2         41     (0.2)      (427)    0.5       (388)     0.4
                                                      --------    -----   --------    -----     ------    ----   --------     ----
Net Loss                                              $ (3,230)   (12.0)% $ (3,232)   (13.2)%   (2,679)   (2.9)% $ (3,355)    (3.9)%
                                                      ========    =====   ========    =====     ======    ====   ========     ====


Three Months Ended October 3, 2005 Compared to the Three Months Ended September 27, 2004

     Consolidated Restaurant Sales. Consolidated restaurant sales increased $2.3 million, or 9.5%, to $26.8 million for the three months ended October 3, 2005 from $24.5 million for the three months ended September 27, 2004. The increase in consolidated restaurant sales was primarily due to a net increase of $1.7 million from our new Smith & Wollensky unit in Boston, Massachusetts, which opened in September 2004. The increase in consolidated restaurant sales was also due to a net increase in comparable consolidated restaurant sales of $968,000, or 4.1%. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of our Smith & Wollensky unit in New Orleans which was closed at the end of August 2005 due to the hurricanes that devastated the Gulf Coast, and continues to be closed. The increase in comparable consolidated restaurant sales was primarily due to a net increase in sales of $715,000 from our Smith & Wollensky units open the entire period. The improvement is due to an increase in the average check, related primarily to price increases, and, to a lesser extent, an increase in business travel, tourism and banquet sales. The increase in consolidated restaurant sales also included a net increase of $253,000 at our consolidated restaurants in New York, which includes the increase in sales of $167,000 from the entity that owns Maloney & Porcelli, which is consolidated pursuant to our adoption of FIN 46(R). The increase in sales for our consolidated restaurants in New York which includes the entity that owns Maloney & Porcelli was attributable to an increase in volume, average check and, to a lesser extent, banquet sales.

    Food and Beverage Costs. Food and beverage costs increased $408,000 to $8.2 million for the three months ended October 3, 2005 from $7.8 million for the three months ended September 27, 2004. Food and beverage costs as a percentage of consolidated restaurant sales decreased to 30.5% for the three months ended October 3, 2005 from 31.7% for the three months ended September 27, 2004. The increase in food and beverage costs included an increase of approximately $423,000 in food and beverage costs for the new Smith & Wollensky unit in Boston, Massachusetts, which opened in September 2004. The new Smith & Wollensky unit in Boston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Boston matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

     Salaries and Related Benefits. Salaries and related benefits increased $529,000 to $8.9 million for the three months ended October 3, 2005 from $8.4 million for the three months ended September 27, 2004. This increase was primarily due to our new Smith & Wollensky unit in Boston Massachusetts, which opened in September 2004. Salaries and related benefits as a percent of consolidated restaurant sales decreased to 33.2% for the three months ended October 3, 2005 from 34.2% for the three months ended September 27, 2004. The increase in salaries and related benefits was primarily due to the additional staffing required at the new Smith & Wollensky unit in Boston, Massachusetts during the unit's opening. It is common for our new restaurants to experience increased costs for additional staffing in the first nine months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable unit sales, an increase in the minimum wage rate in certain states, an increase in the cost of health insurance provided to employees and paid for in part by us and increases in employer contributions for other payroll taxes.

     Restaurant Operating Expenses. Restaurant operating expenses increased $349,000 to $5.1 million for the three months ended October 3, 2005 from $4.7 million for the three months ended September 27, 2004. The increase was primarily related to our new Smith & Wollensky unit in Boston, Massachusetts. The remaining increase is related to the increase in utilities of approximately $65,000 at the units open the entire period. Restaurant operating expenses were offset by $90,000 in insurance recovery related to the Smith & Wollensky unit in New Orleans which was closed at the end of August 2005 due to the hurricanes that devastated the Gulf Coast. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 18.9% for the three months ended October 3, 2005 from 19.3% for the three months ended September 27, 2004.

     Occupancy and Related Expenses. Occupancy and related expenses increased $350,000 to $1.9 million for the three months ended October 3, 2005 from $1.5 million for the three months ended September 27, 2004, primarily due to the occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky unit in Boston, Massachusetts, and to a lesser extent, the rent incurred in Las Vegas as a result of the lease entered into on May 23, 2005 and an increase in percentage of sales rent at applicable units. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 7.0% for the three months ended October 3, 2005 from 6.2% for the three months ended September 27, 2004.

     Marketing and Promotional Expenses. Marketing and promotional expenses increased $124,000 to $1.4 million for the three months ended October 3, 2005 from $1.3 million for the three months ended September 27, 2004, primarily due to a change in estimate of $200,000 related to the redemption of promotional gift cards. This increase was partially offset by a decrease in advertising for the period. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 5.2% for the three months ended October 3, 2005 from 5.3% for the three months ended September 27, 2004.

     Depreciation and Amortization. Depreciation and amortization decreased $115,000 to $1.1 million for the three months ended October 3, 2005 from $1.2 million for the three months ended September 27, 2004, primarily due to the decrease in the leasehold basis for the Las Vegas property directly related to the sale and lease back entered into on May 23, 2005. This was partially offset by the property and equipment additions for the new Smith & Wollensky unit in Boston, Massachusetts.

     Management Fee Income. Management fee income decreased $44,000 to $216,000 for the three months ended October 3, 2005 from $260,000 for the three months ended September 27, 2004. The decrease related primarily to the closing of ONEc.p.s.

     General and Administrative Expenses. General and administrative expenses increased $672,000 to $3.1 million for the three months ended October 3, 2005 from $2.4 million for the three months ended September 27, 2004. General and administrative expenses as a percent of consolidated restaurant sales increased to 11.5% for the three months ended October 3, 2005 from 9.9% for the three month period ended September 27, 2004. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales increased to 9.1% for the three months ended October 3, 2005 from 7.8% for the three months ended September 27, 2004. The increase in general and administrative expenses was primarily due to a compensation charge relating to the stock repurchase from James M. Dunn and the aggregate amount of separation payments that are owed Mr. Dunn through April
2006. The increase was also due to an increase in professional fees and consulting fees during the three months ended October 3, 2005, as compared to the three months ended September 27, 2004.

     Royalty Expense. Royalty expense increased $43,000 to $403,000 for the three months ended October 3, 2005 from $360,000 for the three months ended June 28, 2004, due to the combined net increase in sales of $1.7 million from our Smith & Wollensky unit in Boston, Massachusetts, which opened in September 2004, and, to a lesser extent, an increase in sales of $423,000 from our other owned Smith & Wollensky units.

     Interest Expense. Net of Interest Income and Other. Interest expense, net of interest income and other, decreased $230,000 to $132,000 for the three months ended October 3, 2005 from $362,000 for the three months ended June 28, 2004, primarily due to the reduction in our capital lease obligation relating to the Las Vegas property and, to a lesser extent, the payoff of approximately $9.2 million of debt during the three months ended July 4, 2005.

     Provision for Income Taxes. The income tax provisions for the three months ended October 3, 2005 and September 27, 2004 represent certain state and local taxes.

     Income of Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) or loss of this variable interest entity is presented as a separate item after the provision for income taxes.

Nine months Ended October 3, 2005 Compared to the Nine months Ended September 27, 2004

     Consolidated Restaurant Sales. Consolidated restaurant sales increased $6.6 million, or 7.8%, to $91.8 million for the nine months ended October 3, 2005 from $85.1 million for the nine months ended September 27, 2004. The increase in consolidated restaurant sales was primarily due to a net increase of $5.5 million from our new Smith & Wollensky units in Houston, Texas, which opened in January 2004, and Boston, Massachusetts, which opened in September 2004. The increase in consolidated restaurant sales was also due to a net increase in comparable consolidated restaurant sales of $1.4 million, or 1.9%. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of our Smith & Wollensky unit in New Orleans which was closed at the end of August 2005 due to the hurricanes that devastated the Gulf Coast, and continues to be closed. The increase in comparable consolidated restaurant sales was due to a net increase in sales of $1.5 million from our Smith & Wollensky units open the entire period. The improvement was due to increased banquet sales and to a lesser extent in the average check, related primarily to price increases. The increase in consolidated restaurant sales from our Smith & Wollensky units was offset by the decrease in sales from our Smith & Wollensky unit in New Orleans and was partially offset by a net decrease of $59,000 at our consolidated restaurants in New York, which includes the increase in sales of $374,000 from the entity that owns Maloney & Porcelli, which is consolidated pursuant to our adoption of FIN 46(R). The increase in sales for the entity that owns Maloney & Porcelli was attributable to an increase in volume, average check and, to a lesser extent, banquet sales.

     Food and Beverage Costs. Food and beverage costs increased $549,000 to $27.8 million for the nine months ended October 3, 2005 from $27.3 million for the nine months ended September 27, 2004. Food and beverage costs as a percentage of consolidated restaurant sales decreased to 30.3% for the nine months ended October 3, 2005 from 32.0% for the nine months ended September 27, 2004. The increase in food and beverage costs included an increase of approximately $2.2 million in food and beverage costs for the new Smith & Wollensky unit in Boston, Massachusetts, which opened in September 2004. The new Smith & Wollensky unit in Boston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky unit in Boston matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. This increase was partially offset by a decrease in food cost at our comparable units of approximately $1.1 million related primarily to the decrease in the cost of beef during the nine months ended October 3, 2005, as compared to the nine months ended September 27, 2004.

     Salaries and Related Benefits. Salaries and related benefits increased $2.0 million to $27.8 million for the nine months ended October 3, 2005 from $25.8 million for the nine months ended September 27, 2004. This increase was primarily due to our new Smith & Wollensky unit in Boston Massachusetts, which opened in September 2004. Salaries and related benefits as a percent of consolidated restaurant sales remained constant at to 30.3% for the nine months ended October 3, 2005 and September 27, 2004. The increase in salaries and related benefits was primarily due to the additional staffing required at the new Smith & Wollensky unit in Boston, Massachusetts during the unit's opening. It is common for our new restaurants to experience increased costs for additional staffing in the first nine months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable unit sales, an increase in the minimum wage rate in certain states, an increase in the cost of health insurance provided to employees and paid for in part by us and increases in employer contributions for other payroll taxes.

     Restaurant Operating Expenses. Restaurant operating expenses increased $1.4 million to $15.7 million for the nine months ended October 3, 2005 from $14.3 million for the nine months ended September 27, 2004. The increase was primarily related to our new Smith & Wollensky unit in Boston, Massachusetts. The remaining increase is related to the increase in utilities of approximately $190,000 at the units open the entire period. Restaurant operating expenses were offset by $90,000 in insurance recovery related to the Smith & Wollensky unit in New Orleans which was closed at the end of August 2005 due to the hurricanes that devastated the Gulf Coast. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 17.1% for the nine months ended October 3, 2005 from 16.8% for the nine months ended September 27, 2004.

     Occupancy and Related Expenses. Occupancy and related expenses increased $1.0 million to $5.6 million for the nine months ended October 3, 2005 from $4.6 million for the nine months ended September 27, 2004, primarily due to the occupancy and related expenses including real estate and occupancy taxes for the new Smith & Wollensky unit in Boston, Massachusetts, and to a lesser extent, the rent incurred in Las Vegas as a result of the lease entered into on May 23, 2005 and an increase in percentage of sales rent at applicable units. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 6.1% for the nine months ended October 3, 2005 from 5.4% for the nine months ended September 27, 2004.

     Marketing and Promotional Expenses. Marketing and promotional expenses increased $96,000 to $4.0 million for the nine months ended October 3, 2005 from $3.9 million for the nine months ended September 27, 2004, primarily due to a change in estimate of $200,000 related to the redemption of promotional gift cards. This increase was partially offset by a decrease in other promotional expenditures for the period. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 4.3% for the nine months ended October 3, 2005 from 4.6% for the nine months ended September 27, 2004.

     Depreciation and Amortization. Depreciation and amortization increased $355,000 to $3.6 million for the nine months ended October 3, 2005 from $3.2 million for the nine months ended September 27, 2004, primarily due to the property and equipment additions for the new Smith & Wollensky unit in Boston, Massachusetts.

     Management Fee Income. Management fee income decreased $176,000 to $715,000for the nine months ended October 3, 2005 from $891,000 for the nine months ended September 27, 2004. The decrease related primarily to the closing of ONEc.p.s.

     General and Administrative Expenses. General and administrative expenses increased $75,000 to $7.2 million for the nine months ended October 3, 2005 from $7.5 million for the nine months ended September 27, 2004. General and administrative expenses as a percent of consolidated restaurant sales decreased to 8.2% for the nine months ended October 3, 2005 from 8.8% for the nine month period ended September 27, 2004. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 6.7% for the nine months ended October 3, 2005 from 6.9% for the nine months ended September 27, 2004. The increase in general and administrative expenses was primarily due to a compensation charge relating to the stock repurchase from James M. Dunn and the aggregate amount of separation payments that are owed Mr. Dunn through April 2006. This increase was partiall offset by a decrease in general and administrative expenses was primarily due to a decrease in travel expenditures related to not incurring any opening costs during the nine months ended October 3, 2005, as compared to the costs associated with the opening of the Smith & Wollensky in Houston, Texas in January 2004 and, to a lesser extent, in payroll, professional fees and consulting fees.

     Royalty Expense. Royalty expense increased $143,000 to $1.4 million for the nine months ended October 3, 2005 from $1.2 million for the nine months ended September 27, 2004, due to the combined net increase in sales of $5.5 million from our Smith & Wollensky unit in Houston, Texas, which opened in January 2004 and our unit in Boston, Massachusetts, which opened in September 2004, and, to a lesser extent, an increase in sales of $1.1 million from our other owned Smith & Wollensky units.

     Interest Expense. Net of Interest Income and Other. Interest expense, net of interest income and other, decreased $129,000 to $933,000 for the nine months ended October 3, 2005 from $1.1 million for the nine months ended June 28, 2004, primarily due to the reduction in our capital lease obligation relating to the Las Vegas property and, to a lesser extent, the payoff of approximately $9.2 million of debt during the nine month period ended October 3, 2005.

     Provision for Income Taxes. The income tax provisions for the nine months ended October 3, 2005 and September 27, 2004 represent certain state and local taxes.

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

     Pursuant to our lease agreement for Cite with Rockefeller Center North, Inc., Rockefeller Center ("Rockefeller Center") may terminate the lease agreement if Mr. Stillman does not own at least 35% of the shares of each class of the tenants stock, or if there is a failure to obtain their consent to an assignment of the lease. We are currently in default with respect to this requirement, although Rockefeller Center has not given us notice of default with respect to this requirement. Rockefeller Center may also terminate the lease agreement if Mr. Stillman does not have effective working control of the business of the tenant. The default existing under the lease agreement for Cite could subject us to renegotiation of the financial terms of the lease, or could result in a termination of the lease agreement which would result in the loss of the restaurant at this location. This event could have a material adverse effect on our business and our financial condition and results of operations. To date, none of the parties to the lease agreement has taken any action to terminate the agreement and management has no reason to believe that the agreement will be terminated.

  On October 21, 2005, we received a notice of default from Rockefeller Center due to our failure to provide Rockefeller Center with gross income statements for Cite. We delivered to Rockefeller Center the requested gross income statements on November 15, 2005 and we expect the notice to be rescinded.

Hurricane Impact

  On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to the Smith & Wollensky unit in New Orleans, Louisiana ("S&W of New Orleans"). At this time, we are working closely with its insurance carriers and claims adjusters to ascertain the full amount of damages. We are in the process of having an adjuster determine the total extent of the damages. At this time, we are unable to determine a time frame for making the necessary repairs or when the restaurant will reopen. We maintain insurance policies that cover certain losses relating to flood and wind damage for S&W of New Orleans. We are not currently able to estimate the full extent of the damages to the property nor are we able to estimate whether potential insurance proceeds, net of deductible and related expenses, are expected to equal or exceed the net book value of the impacted assets. We have written off approximately $160,000 in inventories that spoiled or were destroyed by Hurricane Katrina. We received an advance of $100,000 in November 2005 relating to certain damages, but have not recorded a recovery for this amount during the three month period ended October 3, 2005 as the total recovery for damages is not able to be estimated at this time. Our insurance policies also provide coverage for interruption to the S&W of New Orleans' business, including lost profits, and reimbursement of certain expenses. We received an advance of $250,000 in October 2005 for business interruption. We estimate that the lost profits and reimbursement of certain expenses, net of the estimated deductible, during the three months ended October 3, 2005 amounted to approximately $90,000. This portion of the recovery is reflected in the three months ended October 3, 2005 and deferred $160,000 to future periods. S&W of New Orleans remains closed and we are unable, at this time, to determine the re-opening date.




Liquidity and Capital Resources

Cash Flows

     We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash provided by (used in) operating activities amounted to ($2.1) million and $4.8 million for the nine months ended October 3, 2005 and September 27, 2004, respectively. During the nine months ended October 3, 2005, we used cash flows provided by operations primarily to reduce outstanding payables.

     Net cash provided by (used in) financing activities was ($10.9) million and $5.2 million for the nine months ended October 3, 2005 and September 27, 2004, respectively. Net cash used in financing activities for the nine months ended October 3, 2005 includes $9.6 million in principal payments on long-term debt, $839,000 of treasury stock purchased under the stock repurchase program, net proceeds of $67,000 from the exercise of options and distributions of $420,000 to the minority interest in the consolidated variable interest entity. Net cash provided by financing activities for the nine months ended September 27, 2004 includes $6.0 million in proceeds from our line of credit facilities with Morgan Stanley Dean Witter Commercial Financial Services, Inc. ("Morgan Stanley") less $540,000 of principal payments on long-term debt and distributions of $320,000 to the minority interest in the consolidated variable interest entity

     During the nine months ended October 3, 2005, we used cash primarily to fund the maintenance capital expenditures of existing restaurants and the completion of the Smith & Wollensky in Boston. Net cash provided by (used in) investing activities was $13.6 million and ($10.7) million for the nine months ended October 3, 2005 and September 27, 2004, respectively. Net cash provided by investing activities includes $19.3 million net proceeds from the sale of the property of our Las Vegas restaurant. Total capital expenditures were $1.3 million and $11.1 million for the nine months ended October 3, 2005 and September 27, 2004, respectively. Other cash provided by in investing activities consisted primarily of net purchases of investments of $4.4 million for the nine months ended October 3, 2005 and net proceeds from the sale of investments of $923,000 for the nine months ended September 27, 2004.

Capital Expenditures

     Total capital expenditures are expected to be approximately $300,000 for the remainder of fiscal 2005 and will consist of maintenance capital expenditure in respect of existing restaurants. We currently do not have any leases signed other than leases relating to our existing locations and will not actively pursue new locations in 2005. We plan to move ahead cautiously with our future expansion as management evaluates and monitors economic conditions, existing restaurant performance and the availability of capital. Although, we expect to resume our new restaurant growth in 2007, we may look at opportunities to open a new restaurant prior to 2007. We expect additional locations to have seating capacities ranging from 200 to 450 seats, but would consider locations with larger or smaller seating capacities where appropriate. We intend to develop restaurants that will require, on average, a total cash investment of $2.0 million to $5.0 million net of landlord contributions and excluding pre-opening costs. This range assumes that the property on which the new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. Our newest unit in Boston significantly exceeded this range primarily because of its physical size and to undetected defects directly associated with the renovations to the building, which is over 100 years old and which has been lightly used over the last 20 years, as well as the additional cost related to the adherence to a stricter building code than originally anticipated. Some locations that we choose will be outside our preferred cash investment range, but are nevertheless accepted based on our evaluation of the potential returns.

Indebtedness

     In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.5 million and $1.6 million at October 3, 2005 and January 3, 2005, respectively.

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

     On May 26, 2004, S&W New Orleans, L.L.C. ("New Orleans"), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia National Bank ("Hibernia"). The $2.0 million was used by us for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. The balance of the promissory note was approximately $1.9 million and $2.0 million at October 3, 2005 and January 3, 2005, respectively.

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

Las Vegas Lease

     On March 23, 2005, S&W of Las Vegas, LLC (the "Borrower") entered into a Contract of Sale (the "Las Vegas Agreement") with Metroflag SW, LLC (the "Buyer"). Pursuant to the Las Vegas Agreement, on May 23, 2005, (i) the Borrower assigned to the Buyer its existing ground lease (the " Existing Lease") in respect of the property located at 3767 Las Vegas Boulevard South, Las Vegas, Nevada (the "Las Vegas Property"), (ii) the Buyer purchased the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower entered into a lease-back lease (the "New Lease") pursuant to which the Borrower is leasing the Las Vegas Property. The transaction closed on May 23, 2005. The aggregate purchase price was $30.0 million and was paid out as follows: (a) approximately $10.4 million to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30.0 million and the amount paid to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19.6 million). The Borrower received net proceeds from the transactions equal to approximately $19.3 million (after legal and other miscellaneous cost, but before taxes) and used approximately $9.2 million of the net proceeds from the transactions to repay existing indebtedness. The net gain on this transaction of approximately $13.5 million is being deferred and recognized as a reduction in rent expense and interest expense over the life of the New Lease. At January 3, 2005, we had a deferred tax asset of $9.8 million, which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. At October 3, 2005, we recorded a full valuation allowance against the total deferred tax asset of $10.6 million, due to the uncertainty of this benefit being realized in the future.

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

 Future minimum capital lease payments at October 3, 2005 are as follows:

   Fiscal year:                                                       (in 000's)
   ------------                                                       ----------
   2005...........................................................         $151
   2006...........................................................          605
   2007...........................................................          605
   2008...........................................................          605
   2009...........................................................          605
   Thereafter                                                            19,998
                                                                         ------
   Total future capital lease payments                                   22,569
   Less: amount representing interest                                  (14,648)
                                                                       -------
   Present value of net minimum capital lease payments                    7,920
   Less: current portion                                                    136
                                                                            ---
   Long-term obligations under capital leases at October 3, 2005         $7,785
                                                                         ======

The remainder of the fixed minimum annual rental payments is being treated as an operating lease (see Notes to Unaudited Consolidated Financial Statements, Note
10).



Liquidity

     We believe that our cash, investments on hand and projected cash flow from operations should be sufficient to finance our maintenance capital expenditures in respect of existing units and operations throughout 2005, as well as allow us to meet our debt service obligations under our existing loan agreements and to be able to continue with our stock repurchase program (see Note 11 to the Unaudited Consolidated Financial Statements). In addition, we are currently in the process of securing a $5 million line of credit facility with a financial institution that we expect to close before the end of fiscal 2005. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events could cause us to seek alternative financing. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at October 3, 2005.


                                                     Expected Maturity Date
                                                        Fiscal Year Ended
                              ----------------------------------------------------------------------
                                                                                          Fair Value
                                                                                          October 3,
Debt                           2005   2006   2007    2008   2009   Thereafter Total          2005
-----                         ------- ----- ------- -------------- --------- --------    -----------
                                                     (Dollars in thousands)
Long-term variable rate....      $10  $ 56  $  777                           $   843      $   843
Average interest rate......                                                      7.0 %
Long-term fixed rate.......      $38  $147  $  156  $  167 $1,635    $377    $ 2,520      $ 2,849
Average interest rate......                                                      6.6 %
                                                                             ---------    ----------
Total Debt.................                                                  $ 3,363      $ 3,692
                                                                             =========    ==========


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

     On December 22, 2004, Parade 59 Restaurant, LLC ("Parade"), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners, Ltd, ELAD Properties NY, LLC and CPS1 Realty, LP (collectively the "Defendants") alleging that the Defendants
(1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel guest, room and credit account charges to Parade, and (3) failed to pay termination costs to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3.5 million. CPS1 Realty, LP and ELAD Properties NY, LLC (the "CPS 1 Defendants") subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the management agreement was terminated as a result of Parade's default under the management agreement. On September 30, 2005 the CPS1 Defendant served a motion for summary judgment seeking the relief it claimed it was entitled to in their amended answer with counterclaims. We believe that we will likely prevail in the counterclaims and that the risk of material loss is not probable. Accordingly, we have not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, our financial position, results of operations and cash flows could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


                                                               ISSUER PURCHASES OF EQUITY SECURITIES
                                         (a)                     (b)                      (c)                        (d)
                                                                                  Total Number of Shares       Maximum Number of
                                                                                  Purchased as Part of         Shares that May Yet
Period                              Total Number of         Average Price         Publicly Announced           Be Purchased
                                    Shares Purchased        Paid per Share        Plans or Programs Plans      Under the Program (1)

Authorized                            -                           -                         -                             1,000,000

May 24, 2005 though                 16,647                      $5.95                     16,647                            983,353
July 4, 2005

July 4, 2005 through
August 1, 2005                        -                           -                         -                                  -


August 2, 2005 through
August 29, 2005                    192,839(2)                   $6.29                    192,839                            790,514


August 30, 2005 through
October 3, 2005                     82,378                      $6.13                     82,378                            708,136
                                    ------                      -----                     ------                            -------

TOTAL                              291,864                      $6.14                    291,864                            708,136
                                   =======                      =====                    =======                            =======


(1) On May 24, 2005, the Company announced that the Board of Directors for the Company authorized a stock repurchase program under which 1.0 million shares of the Company's outstanding common stock may be acquired in the open market over the 18 months following such authorization at the direction of management.

(2) On August 30, 2005, we signed a Separation Agreement and General Release ("Separation Agreement") with James M. Dunn, our former President and General Manager of the Smith & Wollensky in Boston. In exchange for Mr. Dunn's execution of the Separation Agreement, we are obligated to pay Mr. Dunn $10,000 per month until April 30, 2006. We have expensed the entire obligation to Mr. Dunn during the three months ended October 3, 2005. In addition, we agreed to purchase any shares of common stock that Mr. Dunn owns at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, we purchased 158,667 shares of common stock from Mr. Dunn. This purchase resulted in a compensation expense of $336,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE TO SECURITY HOLDERS.

        None.


ITEM 5. OTHER INFORMATION.

        None.

ITEM 6.  EXHIBITS.

10.102 Lease by and between The Smith & Wollensky Restaurant Group, Inc. and Vanguard Properties Co., L.P. dated October 21, 2005

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




                        THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

November 17, 2005       By:  /s/ ALAN N. STILLMAN
                                ------------------------------

                  Name:  Alan N. Stillman
                  Title: Chairman of the Board, Chief Executive
                         Officer and Director
                         (Principal Executive Officer)


November 17, 2005       By:  /s/ SAMUEL GOLDFINGER
                                -----------------------------------
                  Name:  Samuel Goldfinger
                  Title: Chief Financial Officer, Secretary and
                         Treasurer (Principal Financial and Accounting
                         Officer)

Exhibit No.  Description of Document
----------   -----------------------

10.102 Lease by and between The Smith & Wollensky Restaurant Group, Inc. and Vanguard Properties Co., L.P. dated October 21, 2005

31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.1     Risk Factors.