Form 10-K
period 2006-01-02
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2006-04-03
CIK 1137047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 1-16505

The Smith & Wollensky Restaurant Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58 2350980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
880 Third Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip code)

212-838-2061

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                  Accelerated filer ☐                  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 4, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $ 46,614,630.

As of April 3, 2006, the registrant had 8,590,643 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)           Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

We previously restated our annual and quarterly consolidated financial statements as reflected in our annual report on Form 10-K for the fiscal year ended January 3, 2005, and our quarterly reports on Form 10-Q for the quarterly periods ended April 4, 2005, July 4, 2005 and October 3, 2005 (collectively, the “Reports’’) and in connection therewith disclosed in our Form 8-K filed on April 26, 2005, our intention to amend our quarterly reports on Form 10-Q for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004 (collectively, the “2004 Form 10-Qs’’) to include the restated financial statements for the relevant periods. Upon further analysis and consideration of the information contained in the Reports and prevailing disclosure practices, we have determined that full disclosure of the restatements has been provided and therefore amendments to the 2004 Form 10-Qs are not necessary under the circumstances. In this regard, we note that our quarterly reports on Form 10-Q for the quarterly periods ended April 4, 2005, July 4, 2005 and October 3, 2005 contained restated financial information for the quarterly periods ended March 29, 2004, June 28, 2004 and September 27, 2004, respectively. We also note that the consolidated financial statements as of and for the fiscal  year ended January 3, 2005 contained in our annual report on Form 10-K for the fiscal year ended January 3, 2005 were not restated. Accordingly, as disclosed in our Form 8-K filed on April 26, 2005, the consolidated financial statements contained in the 2004 Form 10-Qs should not be relied upon.

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

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “hopes,” “will continue” or similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, adverse weather conditions, changes in consumer preferences, the level of competition from existing or new competitors in the high-end segment of the restaurant industry and our success in implementing our growth strategy.

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” of this Annual Report on Form 10-K.

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

Item 1.                        Business.

General

The Smith & Wollensky Restaurant Group, Inc. was incorporated in Delaware in October 1997. Prior to October 1997, our operations were conducted through The New York Restaurant Group, LLC (“NYRG”), our predecessor limited liability company. During October 1997, NYRG merged with SWRG.

We are a developer, owner and operator of middle to high-end, high-volume restaurants in the United States. Our core concept is Smith & Wollensky, a classic American restaurant. Management believes Smith & Wollensky is a recognized brand name in the upscale segment of the restaurant industry. At January 2, 2006, we operated 14 restaurants, eleven of which were owned and three of which were managed. We own nine of the ten Smith & Wollensky restaurants we operate. In addition we own a Smith & Wollensky unit in New Orleans, Louisiana (“S&W of New Orleans”), which closed on  August 29, 2005 due to Hurricane Katrina. At this time, we are unable to determine when this restaurant will reopen and are currently evaluating our options. We also own our new concept, Quality Meats, a contemporary American restaurant that is located in the space previously occupied by the Manhattan Ocean Club. We closed the Manhattan Ocean Club on January 1, 2006 and expect to open Quality Meats in the second quarter of 2006. We believe that each of our restaurants offers distinctive high quality food, creative menus, an extensive wine selection and exceptional customer service accompanied by attractive design and decor. We believe that the Smith & Wollensky and Wollensky’s Grill restaurant concepts have broad national appeal and that, as a result, we have considerable opportunities to expand our business. We believe that we currently operate in one business segment.

In 1977, the original Smith & Wollensky restaurant, which we manage, opened in New York City. Three years later, we developed The Post House, a distinctive steak and chop house with an American theme that we currently manage. In 1989, we opened Cité, a Parisian grand-café style restaurant. The Park Avenue Café concept, begun in 1992, combines seasonal new American cuisine in a café atmosphere, while Maloney & Porcelli, which we developed in 1996 and currently manage, presents updated classic American cuisine. Our owned and managed restaurants have received local and national dining awards, including the Distinguished Restaurants of North America “DiRoNA Award” and Wine Spectator’s “Grand Award.”

For the year ended January 2, 2006, the average sales for our nine owned Smith & Wollensky restaurants open for the entire period were $10.0 million per restaurant. Sales for the year ended January 2, 2006 for the managed Smith & Wollensky restaurant in New York were $26.5 million, for which we received $609,000 as a management fee. For the year ended January 2, 2006, average sales for all of our thirteen consolidated restaurants open for the full period (which includes the sales for Maloney & Porcelli, a restaurant we manage) were $9.4 million per restaurant.

Operating Strategy

We believe that the key to our future success is our Smith & Wollensky and Wollensky’s Grill restaurant concepts that are focused on the middle to high-end segment of the restaurant industry. To achieve our goal, we are pursuing the following operating strategies:

Pursue Disciplined Restaurant Growth in 2007 and Beyond

Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2007 with the launch of our first free-standing Wollensky’s Grill (individually, a “Grill” and collectively, “Grills”). We plan to open a total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units.

Our cash investment for each of our owned Smith & Wollensky restaurants open as of January 2, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs, and our Smith and Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2007, we expect that each Grill restaurant will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

Focus on Prominent Locations

We believe that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. In general, we prefer to open our Smith & Wollensky restaurants on sites near central business districts within larger metropolitan areas. For our Grill concept, we plan on evaluating sites not only within larger metropolitan areas, but also within midsize communities. In addition to carefully analyzing demographic information for each prospective site, management considers factors such as visibility, traffic patterns, accessibility, adequacy of parking facilities, tourist volume, volume of business travelers, convention business, local competition, and proximity to shopping areas, office towers, parks and hotels.

Improve Operating Cash Flows

We will focus on increasing our cash position by improving our operating cash flows, while limiting our maintenance capital expenditures on existing Smith & Wollensky restaurants. We intend to further increase our operating cash flows from our mature and recently opened restaurants by adding per unit sales volume while maintaining effective cost controls in our mature restaurants and by getting the most recently opened restaurants to operate at cost levels consistent with our mature restaurants.

Commitment to Superior Quality Food and Wine

We believe that a primary element of our appeal to our customers is our reputation for quality menus, creative presentations of carefully prepared food and extensive wine selections. We employ a chef at each of our restaurants who ensures the high quality of the food served. Our restaurants feature USDA prime grade beef, dry-aged and butchered on the premises, top-quality seafood and high quality ingredients purchased daily in local marketplaces. Each of our restaurants bakes some of their own bread on the premises and features highly trained pastry chefs who prepare a range of traditional desserts and specialty confections.

Our commitment to fine wines is evident in our extensive inventory. Our owned and managed restaurants have an aggregate of over 110,000 bottles of wine and average more than 500 wine listings per restaurant. Each restaurant has its own beverage and/or wine manager who is supported at the corporate management level by our wine department.

Capitalize on Brand Awareness and Customer Loyalty

We believe that our significant investment in marketing and advertising programs has contributed to what management believes is a national awareness of our Smith & Wollensky restaurants. Our marketing strategy is designed to build a loyal customer base, to enhance a strong identity and name recognition for our Smith & Wollensky restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. We have implemented this strategy through the use of advertising, promotional activity and cross-marketing of our restaurants. We run full-page advertisements in leading national publications, including The New York Times. We also employ an advertising strategy that focuses on national golf including a commercial currently featuring golf pro Craig Stadler. In addition, we hold creative promotional events such as “Wine Week™”, a popular semi-annual event, restaurant opening galas and concierge dinners. We have enhanced our name recognition and brand awareness through our comprehensive merchandising strategy, which includes the sale of our sauces, salad dressings, knives and cookbooks. Our sauces, which include steak, barbecue and pepper, are now offered at over 4,000 wholesale and retail stores.

Provide Exceptional Customer Service

We are committed to providing our customers attentive and professional service through employees trained to exceed guests’ expectations. We believe that our brand recognition, high unit sales volume and high average checks enable us to attract talented managers, chefs and wait staff. Each restaurant is staffed with an experienced team of managers, kitchen personnel and wait staff, many of whom have a long tenure with us. Most of our general managers have at least 20 years of work experience in the restaurant industry. Restaurant personnel are instructed in various areas of restaurant management, including food quality and preparation, wine selection, customer service and beverage service. In addition, our ability to offer opportunities for promotion and training by experienced managers enhances our recruiting and training efforts. We believe our low rate of employee turnover contributes to consistent quality and attentive customer service.

Provide Experienced Management Support

Our senior executive team is comprised of Alan Stillman, our founder and Chief Executive Officer, Samuel Goldfinger, our Chief Financial Officer and Eugene Zuriff, our President. Alan Stillman has been with us for over 25 years, has opened numerous restaurants and is highly experienced in the creation and implementation of restaurant concepts and has been creating restaurant concepts, including T.G.I. Friday’s and other restaurant concepts, for over 30 years. Our restaurant general managers, most of whom are drawn from our restaurant personnel, have an average tenure with us of over 17 years, and most of them have worked in the restaurant industry for at least 20 years. In addition to our general managers, we currently employ approximately 220 restaurant management personnel and we believe they will be a substantial source of managerial talent as we expand.

The Smith & Wollensky and Wollensky’s Grill Concepts

The Smith & Wollensky concept, a dining experience that provides high quality selections in an upscale environment, was started in 1977 with the opening of the first Smith & Wollensky restaurant in New York City. The Wollensky’s Grill concept will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location New York City. The Smith & Wollensky restaurant in New York typifies our approach to the concept and has been described by Gourmet magazine as the “quintessential New York steakhouse.” The essential elements of the Smith & Wollensky and Wollensky’s Grill concepts are:

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

Extensive Wine Selection

Fine wine is an integral part of the Smith & Wollensky dining experience. Smith & Wollensky restaurants boast an extensive wine inventory of over 85,000 bottles, and our Smith & Wollensky in New York, which has over 15,000 bottles of wine, received Wine Spectator’s “Grand Award” each year from 1987 through 1994, Wine Spectator’s “Award of Excellence” from 1995 through 2005, and received Wine Enthusiast “Award of Ultimate Distinction” in 2006. The Great American Wine list features on average over 600 selections with a combination of the country’s most renowned wineries, alongside a selection of undiscovered gems, which are lesser known names of outstanding quality. Our nationally acclaimed wine programs, such as “Wine Week™,” have been written about extensively by The New York Times and Wine Spectator.

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

Wollensky’s Grill

Certain of our Smith & Wollensky’s incorporate a Wollensky’s Grill, a more informal alternative which offers menu selections similar to those offered at Smith & Wollensky in smaller, lower-priced portions, as well as hamburgers and sandwiches. Wollensky’s Grill provides flexibility for Smith & Wollensky, and the two dining areas have the ability to expand and contract relative to one another to accommodate customer demand. Wollensky’s Grill generally has a separate entrance and offers expanded late-night hours. A Wollensky’s Grill typically seats up to 125 customers. In some of our locations, Wollensky’s Grill and its menu are combined with the main dining space with no separate Wollensky’s Grill area.

We plan to resume our growth in 2007 with the launch of our first free-standing Wollensky’s Grill. We plan to open a total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky in New York City. Although our growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units.

Private Dining Facilities

All of our owned Smith & Wollensky restaurants have dedicated private dining facilities. These facilities host numerous events that generate higher per-person average checks than our restaurants. In addition to these dedicated private dining facilities, all of our Smith & Wollensky restaurants have the capacity to host private dining events and parties, and most of our Smith & Wollensky restaurant locations have separate private dining managers that coordinate these special events.

Locations of Smith & Wollensky Restaurants

The following table sets forth information with respect to our Smith & Wollensky restaurant locations, all of which are owned other than the location in New York:

Location	Opening Year	Approximate Seating Capacity
New York(1)	1977	480
Miami Beach	1997	670
Chicago	1998	610
New Orleans(2)	1998	375
Las Vegas	1998	675
Washington, D.C.	1999	510
Philadelphia	2000	290
Columbus, Ohio	2002	400
Dallas	2003	400
Houston	2004	400
Boston	2004	450

(1)          This location is managed not owned.

(2)          This location was closed on  August 29, 2005 due to the damages caused by Hurricane Katrina. At this time, we are unable to determine when this  restaurant will reopen and are currently evaluating our options.

Growth Strategy

Our current objective is to increase sales from our existing restaurant operations as we build upon and increase what we believe is our reputation for providing an exceptional dining experience and high-quality food. At the same time, we plan to leverage our experience in developing and operating restaurants by introducing our Wollensky’s Grill restaurant concept into new markets in 2007 and beyond.

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

Expand Retail Offerings and Develop Branded Merchandise

We have developed a comprehensive merchandising strategy to reinforce and capitalize on what we believe is a distinctive upscale brand image built on the quality and name recognition of our Smith &

Wollensky restaurants. At our Smith & Wollensky restaurants and on our website, selected products are offered for sale under the Smith & Wollensky brand name, including custom steak knives, steak, barbeque and pepper sauce, salad dressings and cookbooks. Sales of items incorporating the Smith & Wollensky name are subject to the payment of a royalty to St. James Associates, the partnership that owns the Smith & Wollensky restaurant in New York

Pursue Disciplined Restaurant Growth in New Markets in 2007 and Beyond

Although we currently do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2007 with the launch of our first free-standing Grill. We plan to open a total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units. We expect that each Grill restaurant will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

In general, we prefer to open our Smith & Wollensky restaurants on sites near central business districts within larger metropolitan areas. For our Grill concept, we plan on evaluating sites not only within lager metropolitan areas, but also within midsize communities. Typically, prior to opening a new restaurant our management team carefully analyzes demographic information for each prospective site and considers other factors. After reviewing all of the relevant information, management will rate a city’s appropriateness as a location for a Wollensky’s Grill.

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

We have developed a restaurant opening program and team designed to optimize the performance of our new restaurants. The team includes a general manager, training manager, purchasing manager, beverage manager and chef/kitchen manager. Restaurant managers typically complete a one to three month training program and we rotate certain of the senior managers of our established restaurants to a new restaurant during the course of the first three months it is in operation in order to ensure quality control.

Unit Economics

While we seek to develop high profile locations that create a distinctive dining experience, we are able to maintain unit operating margins due to high sales volumes coupled with effective cost controls. For the year ended January 2, 2006, the average sales for our nine owned Smith & Wollensky restaurants open for the full period were $10.0 million. Sales for the year ended January 2, 2006 for the managed Smith & Wollensky restaurant in New York were $26.5 million, for which we received $609,000 as a management fee. For the year ended January 2, 2006, average sales for all of our thirteen consolidated restaurants open for the full period were $9.4 million per restaurant. Our average cash investment, net of landlord contributions, was approximately $6.8 million for the ten owned Smith & Wollensky restaurants open as of January 2, 2006, excluding pre-opening costs. We expect that each free-standing Grill restaurant, which will range between 7,000 and 9,000 square feet, will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

Our Other Restaurant Concepts

In addition to Smith & Wollensky, we have developed several other restaurant concepts.

The following table sets forth information with respect to our other restaurant concepts, which are located in New York City, except where noted:

Location	Opening Year	Approximate Seating Capacity
The Post House(1)	1980	175
The Manhattan Ocean Club(2)(3)	1984	235
Cité(2)	1989	375
Park Avenue Café(2)	1992	210
Mrs. Parks Tavern(4)	1994	290
Maloney & Porcelli(5)	1996	410

(1)          This location is managed not owned.

(2)          This location is owned.

(3)          This location was closed on January 1, 2006 and is expected to re-open under the name “Quality Meats” during April 2006 with a seating capacity of approximately 190.

(4)          This location is located in Chicago, Illinois. We currently only receive a fee for the right of its owner to use the name “Mrs. Parks Tavern”.

(5)          This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated pursuant to the adoption of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46 (R)”). See Notes to Consolidated Financial Statements, Note 2.

Marketing, Advertising and Promotions

For the past 20 years, the goal of our marketing strategy has been to build a loyal customer base, to enhance what we believe is the strong identity and name recognition of our restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. In order to attract new customers, we focus primarily on television advertising including a commercial currently featuring golf pro Craig Stadler. We also employ limited radio and print advertising. We achieve national as well as local exposure through our print campaign.

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

We also host Wine Week™, which we started in 1986. Wine Week™ has evolved into “National Wine Weeks™” which we hold twice a year, usually in March and September. Our restaurants sponsor wine tastings at lunch each day for the entire week and wine makers are invited to represent their wineries and to serve and discuss their wines with customers. We believe these events enhance our restaurants’ reputations for dedication to maintaining superior quality wine lists. Our other promotions include various tasting events as well as dinners hosted by nationally renowned chefs. We believe that our promotions build customer loyalty and increase future sales at our restaurants.

Restaurant Operations and Management

We believe that our high unit sales volume and portfolio of concepts allow us to attract, compensate and maintain high-quality, experienced restaurant management and personnel. We believe that we have a low rate of staff turnover for the restaurant industry. Professional, efficient and attentive service is integral to our overall success. Each of our restaurants is operated as an independent facility with each restaurant’s general manager exercising discretion and playing a key role in its success. The general managers in our restaurants have an average tenure with us of over 17 years. During training, restaurant personnel are instructed in various areas of restaurant management, including food quality and preparation, wine selection, customer service, beverage service, quality and cost controls and employee relations. Restaurant general managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure that we will provide uniform operations in each of our restaurants, high-quality products on a consistent basis and proper service.

We have developed a restaurant opening program and team designed to optimize the performance of our new restaurants. The team includes a general manager, training manager, purchasing manager, beverage manager and chef/kitchen manager. All of these employees currently fill functions within our organization, but will be available to open new restaurants when we do resume our growth. Restaurant managers typically complete a one to three month training program and we rotate certain of the senior managers of our established restaurants to a new restaurant during the course of the first three months it is in operation in order to ensure quality control. Management believes it is imperative for new managers to spend much of their training period side by side with managers in existing operations in order to gain critical insight into day-to-day operations and overall management philosophy. The director of operations and the local restaurant manager interview all staff on site. Chefs are brought to an established unit for training prior to an opening, and periodically are given the opportunity to work at other locations under the supervision of our critically acclaimed chefs. The director of management information systems typically stays at each new location until all accounting and management information systems are fully operational. We also coordinate our marketing, advertising and promotional program to support new restaurant openings while at the same time building national brand recognition.

New wait staff at our restaurants participate in training during which time they work under the close supervision of our corporate opening team. Wait staff are trained and tested on proper service technique, wine and food knowledge, customer satisfaction and point-of-sale system usage.

Purchasing

Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire food products and related items from reliable sources in accordance with our specifications. To ensure continuity of pricing and quality throughout all of our restaurants, we maintain on-premise stewards at most of our restaurants who are supported by a corporate purchasing department.

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

Each of our restaurants also has an in-store beverage manager and/or wine manager who is supported by our corporate wine department. The beverage manager or wine manager at each restaurant purchases the majority of the wine in the local markets for each restaurant. Although the beverage manager may tailor some of the wine selections to customer preferences, market availability and menu/wine pairing, our Great-American Wine List forms the core of our selections at the Smith & Wollensky locations. We have several national programs with wineries creating pricing programs to support local purchasing.

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

The Post House.   We manage The Post House in the Lowell Hotel in New York, and the food and beverage service for the Lowell Hotel, pursuant to a written restaurant management agreement. The agreement expires on January 23, 2007. Pursuant to The Post House agreement, we provide operating services for The Post House in exchange for a fee of 6.0% of gross revenues of The Post House. The Post House agreement may be terminated by either party upon one year’s notice. Additionally, The Post House agreement may be terminated by the owners of the Lowell Hotel under certain circumstances upon notice to us, including if we are adjudicated bankrupt or insolvent, upon 30 days notice to us if there is a sale of the restaurant, upon six months notice to us if the owners enter into a joint venture in the operation of the restaurant with a third party, or if the owners enter into certain financing arrangements. In addition, if we, or any of our successors, cease substantially to perform our duties and responsibilities (including maintaining the current general atmosphere and administering cost controls) under this agreement to the owners’ satisfaction in their sole and absolute discretion, or if we materially injure the owner’s reputation or business, the owners may terminate the agreement upon 30 days notice.

Maloney & Porcelli.   We manage Maloney & Porcelli in New York pursuant to a written restaurant management agreement (“Maloney Agreement”). We own the rights to the name Maloney & Porcelli and can use the name anywhere outside of a five-mile radius of the New York Maloney & Porcelli. We are not obligated to pay a royalty or fee outside of New York. We paid $1.5 million for the right to provide management services to Maloney & Porcelli, for which we receive a fee of 3.0% of all restaurant sales, plus a sum equal to the lesser of (i) 50% of net operating cash flow or (ii) cash flow minus sums to be retained by the owner of Maloney & Porcelli pursuant to the Maloney Agreement. The amounts to be retained by Maloney & Porcelli increased from $300,000 in 1999, to $360,000 in years 2000 through 2003 and to $480,000 in 2004 and each year thereafter until 2011. The Maloney Agreement grants us the right to manage Maloney & Porcelli so long as its owner occupies the premises for the operation of a restaurant. The Maloney Agreement may be terminated by the owner upon 30 days notice to us of certain defaults, including our failure to perform our duties and responsibilities under the agreement, gross negligence, reckless disregard of the interests of the owner, violations of law which materially injure the business of the restaurant or the reputation of the owner, or our failure to pay the amounts to be retained by the owner as described above. We had an option to purchase all of the assets of Maloney & Porcelli at any time before July 1, 2003, at a price of $9.5 million. This amount increased by $1.0 million on July 1, 2003 to $10.5 million. We could have exercised this option, at the $10.5 million purchase price, at any time between July 1, 2003 and June 30, 2004, subject to the owner’s right to preempt the purchase option by paying us an amount equal to the scheduled purchase price. We did not exercise the option as of June 30, 2004. Additionally, we have a right of first refusal, should the owner receive an offer to sell Maloney & Porcelli. In accordance with FIN 46(R), our consolidated financial statement results for the fiscal year ended January 2, 2006 and January 3, 2005, respectively, include the accounts and results of the entity that owns Maloney & Porcelli.

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

Plaza Operating Partners agreed to fund the cash requirements of ONEc.p.s. until October 16, 2004, the date that we were notified by Plaza Operating Partners that it had sold the Plaza Hotel, the property in which the restaurant was located, and the date Plaza Operating Partners directed us to advise the employees of ONEc.p.s. of the closing. We funded the cash requirements of ONEc.p.s. until January 1, 2005, the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we no longer accrue quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005. For further information see “Legal Proceedings” Item 3 beginning on page 29.

Recent Developments

On January 19, 2006 we (the “Licensee”), signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “Amended Licensing Agreement”), with St. James Associates, L.P. (the “Licensor”), which provides for, among other things, a reduced licensing fee only for the opening of Grills that are less than 9,000 square feet. Pursuant to the Amended Licensing Agreement, the one-time opening fee paid to the Licensee for each new additional Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the original Licensing Agreement. In addition, the annual royalty fee (“Grill Royalty Fee”) will be reduced from 2% to 1% for annual sales from Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the original Licensing Agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills.

On January 27, 2006, we entered into a $5.0 million secured line of credit facility with Morgan Stanley Dean Witter Commercial Financial Services, Inc. (“Morgan Stanley”). Under the agreement, the Company is the Borrower and Dallas S&W, L.P., a subdiary of the borrower, along with the Company are the Guarantors. The $5.0 million line can be used for general corporate purposes. The Company may at anytime repay advances on this line without penalty. The agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at our election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is guaranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and the Borrower.

On March 3, 2006 we announced that Quality Meats, a contemporary American restaurant to be set in a warm, industrial atmosphere, is scheduled to open in the early part of the second quarter of 2006. Quality Meats will open in the space previously occupied by the Manhattan Ocean Club and will have an approximate seating capacity of 150 and additional private dining rooms with an approximate seating capacity of 40. Quality Meats will feature a rustic New American menu, to be prepared by Chef Craig Koketsu, an alumnus of the Manhattan Ocean Club, Lespinasse and Stars.

Management Information Systems

We initiate and record our financial information for each restaurant through centralized accounting and management information systems. We collect sales and related information daily from each restaurant and we provide restaurant managers with operating statements for their respective locations. We connect point-of-sale systems in individual restaurants via secured data network to a central data repository in the corporate office and have upgraded such point-of-sale systems to facilitate the on-line downloading and constant monitoring of financial information. We manage a central database of frequent customers and maintain our website, which includes the ability to sell all Smith & Wollensky branded products and cookbooks.

Competition

The restaurant industry is intensely competitive in all our markets. We compete on the basis of the taste, quality and price of food offered, customer service, ambience, location and overall dining experience. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, adverse weather conditions, consumer confidence in the economy, traffic patterns, the cost and availability of raw material and labor, purchasing power, governmental regulations and local competitive factors. Although we believe we compete favorably with respect to each of these factors, some of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and restaurant level employees.

Service Marks, Trademarks and License Agreements

We have registered with the United States Patent and Trademark Office the names “Maloney and Porcelli”  “Wine Week” and “National Wine Week.”  In addition, our subsidiary, La Cité Associates, L.L.C., has registered the names “Cité” and “Cité Grill,” and another of our subsidiaries, Atlantic & Pacific Grill Associates, LLC, has registered the names “Park Avenue Café,” “Park Avenue Café Swordfish Chop,” “Swordfish Chop,” and “Mrs. Park’s Tavern.” The Manhattan Ocean Club Associates, LLC, which is one of our subsidiaries, has registered the name “The Manhattan Ocean Club”, and “Quality Meats.” We have also registered trademarks in several foreign countries. Parade 59 Restaurant LLC, which is a subsidiary of ours, has registered the name “ONEc.p.s.” In addition, pursuant to our management agreement regarding Maloney & Porcelli discussed above, we are the exclusive owner of the name “Maloney & Porcelli” and may use that name without liability to any party anywhere outside a five-mile radius from the Maloney & Porcelli in New York. We are not aware of any infringing uses of our trademarks or service marks that we believe could materially affect our business. We believe that our trademarks and service marks are valuable to the operation of our restaurants and are important to our marketing strategy.

In August 1996, we acquired an exclusive license for the use of the names “Smith & Wollensky,” “Wollensky’s Grill,” and all associated service marks, trademarks, trade names and trade dress from St. James Associates for $2.5 million (the “Original Licensing Agreement”). The Smith & Wollensky license grants us the exclusive right to use the licensed names throughout the United States and the world, subject to the limitations discussed below. We are aware of a restaurant located in South Africa, which is named “Smith & Wollensky.” We are not associated with this restaurant, and have not authorized the use of the name “Smith & Wollensky” to this restaurant under our license.

Under the Original Licensing Agreement, St. James Associates had reserved the exclusive right to use the licensed names, subject to receiving our consent in specific circumstances, within a 100-mile radius of the Smith & Wollensky in New York, subject to our exclusive right to use the name within a 10-mile radius of City Hall in Philadelphia, Pennsylvania. Consequently, we may not open new Smith & Wollensky restaurants or pursue retailing or merchandising opportunities within such reserved territory. We have the right to sublicense all or any portion of our rights under the license agreement without the consent of St. James Associates to an affiliate or any other entity so long as we exercise and maintain managerial control over all restaurants owned by such entity in the manner that we currently exercise managerial control over the New York Smith & Wollensky restaurant. Each sublicense agreement that we execute must contain specific provisions set forth in the licensing agreement and declare that the sublicense will be deemed automatically assigned to St. James Associates upon any lawful termination of the license agreement. In all other circumstances, we must obtain the written consent of St. James Associates to sublicense our rights under the license agreement.

Under the Original Licensing Agreement, we are required to pay a one-time fee to St. James Associates upon the opening of each new restaurant utilizing the licensed names. This fee is equal to the fee paid in the previous year (which in 2005 would have been $236,000 if we had opened a restaurant) increased by the lesser of the annual increase in the Consumer Price Index or 5% of the fee for the preceding year. In addition, we must pay a royalty of 2.0% of aggregate annual gross restaurant sales and non-restaurant sales (subject to an annual aggregate minimum of $800,000 to be paid in 2004 and each year thereafter). Additionally, the Smith & Wollensky license provides for a royalty fee of 1.0% of annual gross restaurant sales for any new steakhouses opened in the future by us not utilizing the licensed names. If we terminate or default on the Smith & Wollensky license, we are subject to a fee of $2.0 million upon termination or $2.5 million to be paid over four years. An entity controlled by Alan Stillman is a general partner and a limited partner of St. James Associates.

On January 19, 2006 we (the “Licensee”), signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “Amended Licensing Agreement”), with St. James Associates, L.P. (the “Licensor”) which provides for, among other things, a reduced licensing fee only for the opening of Wollesnky’s  Grills that are less than 9,000 square feet. Pursuant to the Amended Licensing Agreement, the one-time opening fee paid to the Licensee for each new additional Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the original Licensing Agreement. In addition, the annual royalty fee (“Grill Royalty Fee”) will be reduced from 2% to 1% for annual sales from Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the original Licensing Agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills.  For further information see “—Management Arrangements.”

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

Employees

As of January 2, 2006 we had 1,782 employees. Of these, 47 were employed in our office facilities. In our restaurants, we had 1,735 employees, including 307 management personnel and administrators at the restaurants. None of our employees are covered by collective bargaining agreements. Management believes our relationships with our employees are generally excellent.

Financial and Geographic Information

For information relating to our revenues, profits and losses and assets, please see “Item 6. Selected Financial Data.” All of our revenues are attributable to our operations in the United States, and all of our long-lived assets are located in the United States.

Item 1A.                Risk Factors.

The following are the most significant risk factors applicable to us:

RISKS RELATED TO OUR BUSINESS

Our unfamiliarity with new markets may present risks, which could have a material adverse effect on our future growth and profitability.

Our strategy depends on our ability to successfully expand our Wollensky’s Grill brand into new markets in which we have no operating experience. We began to open Smith & Wollensky restaurants outside of New York City in 1997. Historically, new Smith & Wollensky restaurants opened in expanded markets generally take about 15 to 36 months to achieve expected company-wide targeted levels of performance, and we expect our new free-standing Grills to have a similar ramp-up period. This is due to higher operating costs caused by temporary inefficiencies typically associated with expanding into new regions and opening new restaurants, such as lack of market awareness and acceptance and limited availability of experienced staff. As a result, our continued expansion may result in an increase in our operating costs. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our restaurants in these new markets to be less successful than our restaurants in our existing markets. We cannot assure you that restaurants in new markets will be successful.

Our success in profitably pursuing our strategy of expansion will depend on our ability to open new restaurants efficiently. Our planned expansion involves a number of risks, which could delay or prevent the opening of new restaurants.

Our ability to open new restaurants efficiently is subject to a number of factors beyond our control, including:

•       Selection and availability of suitable restaurant sites;

•       Negotiation of acceptable lease or purchase terms for such sites;

•       Negotiation of reasonable construction contracts and adequate supervision of construction:

•       Our ability to secure required governmental permits and approvals for both construction and operation;

•       Availability of adequate capital;

•       General economic conditions.

•       Adverse weather conditions.

We may not be successful in addressing these factors, which could adversely affect our ability to open our planned new restaurants on a timely basis, or at all. Delays in opening or failures to open planned new restaurants could cause our business, results of operations and financial condition to suffer.

Terrorism and war may have material adverse effect on our business.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war in the United States or abroad, such as the war in Iraq, may affect the markets in which we operate and our business, results of operations and financial conditions. The potential near-term and long-term effects these events may have on our business operations, our customers, the markets in which we operate and the economy is uncertain. Because the consequences of any terrorist attacks, or any armed conflicts are unpredictable, we may not be able to foresee events that could have an adverse effect on our markets or our business.

Our profitability is dependent in large measure on food, beverage and supply costs which are not within our control.

Our profitability is dependent in large measure on our ability to anticipate and react to changes in food, beverage and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food and beverage costs. Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions, which could adversely affect the availability and cost of any such items. We cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. The failure to react to these increases could materially and adversely affect our business, results of operations and financial condition.

The restaurant industry is affected by changes in consumer preferences and discretionary spending patterns that could result in a reduction in our revenues.

Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Smith & Wollensky restaurants’ menus, or by specific events such as the outbreak of or scare caused by “mad cow disease”, the popularity of the Atkins diet and the South Beach diet and changes in consumer preferences to a “carb consciousness”. If we were to have to modify the emphasis on beef in our restaurants’ menus, we may lose customers who would be less satisfied with a modified menu, and we may not be able to attract a new customer base to generate the necessary revenues to maintain our income from restaurant operations. A change in our menus may also result in us having different competitors. We may not be able to successfully compete against established competitors in the general restaurant market. Our success also depends on various factors affecting discretionary consumer spending, including economic conditions, disposable consumer income, consumer confidence and the United States participation in military activities. Adverse changes in these factors could reduce our customer base and spending patterns, either of which could reduce our revenues and results of operations.

The failure to enforce and maintain our trademarks and trade names could adversely affect our ability to establish and maintain brand awareness.

We license from St. James Associates the exclusive and perpetual right to use and sublicense the trademarks “Smith & Wollensky” and “Wollensky’s Grill” and any variations of such names throughout the United States and the world, except that St. James Associates has reserved the exclusive right to use the licensed names, subject to receiving our consent in specified circumstances, within a 100-mile radius of the Smith & Wollensky in New York, subject to our exclusive right to use the name within a 10-mile radius of City Hall in Philadelphia, Pennsylvania and to open one Wollensky’s Grill within the 100-mile radius of the Smith & Wollensky in New York, but outside of New York City. Consequently, we may not open new Smith & Wollensky restaurants or pursue retailing or merchandising opportunities within such reserved territory. St. James Associates has the right to terminate the license agreement due to specified defaults, including non-payment of amounts due under the agreement and certain events of bankruptcy or insolvency. St. James also has the right to terminate the agreement if we fail to perform any term, covenant or condition under the agreement, and we do not remedy such failure within 30 days after receiving notice of such failure. St. James can also terminate if we, Alan Stillman, or any affiliate of Alan Stillman owns or manages any new steakhouse that does not utilize the licensed names. This does not include situations where a restaurant sells steak incidentally, continues to be operated under an original name, or is located outside of the reserved territory. If we terminate or default on the Smith & Wollensky license, we are subject to a fee of $2.0 million upon termination or $2.5 million to be paid over four years.

Our current operations and marketing strategy depend significantly on the strength of trademarks and service marks, especially Smith & Wollensky. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. Although we are not aware of any infringing uses of any of the trademarks or service marks that we believe could materially affect us; we cannot assure you that we will be free from such infringements in the future. For example, we do not own or manage the restaurant located in South Africa, which is named “Smith & Wollensky.” Although the existence of this restaurant has not had any material impact on our operations to date, we cannot assure you that they will not have a negative impact on our future plans for growth or on our business, results of operations and financial condition.

The names “Smith & Wollensky” and “Wollensky’s Grill” represent our core concepts. The termination of our right to use these names or our failure to maintain any of our other existing trademarks could materially and adversely affect our growth and marketing strategies.

Certain of our material agreements may be terminated if Alan Stillman is no longer our chief executive officer, if Mr. Stillman ceases to direct our business, or if Mr. Stillman’s ownership interests fall below certain levels.

Our success has been, and will continue to be, dependent on Alan Stillman, our Chief Executive Officer. The loss of Mr. Stillman’s services could materially and adversely affect our business, financial condition and development. Pursuant to our management agreement for the Smith & Wollensky restaurant in New York with St. James Associates, the agreement can be terminated if we cease to be operated and directed by Alan Stillman, whether by death, incapacity, retirement or otherwise and a notice of termination is sent to us within 60 days of receipt by St. James Associates of financial statements indicating that restaurant sales, available funds or gross profit margin fall below defined levels.

Pursuant to our lease agreement for Cité with Rockefeller Center North, Inc., Rockefeller Center may terminate the lease agreement if Mr. Stillman does not own at least 35% of the shares of each class of the tenant’s stock, or if there is a failure to obtain their consent to an assignment of the lease. We are currently in default with respect to these requirements, although Rockefeller Center has not given us notice of default. Rockefeller Center may also terminate the lease agreement if Mr. Stillman does not have effective working control of the business of the tenant.  In addition, we received a notice of default from

Rockefeller Center due to our failure to provide Rockefeller Center with gross income statements for Cité. We delivered to Rockefeller Center the requested gross income statements on November 15, 2005. No additional action has been taken by Rockefeller Center. A default existing under the lease agreement for Cité could subject us to renegotiation of the financial terms of the lease, or could result in a termination of this agreement, which would result in the loss of this restaurant at this location. This event could have a material adverse effect on our business, results of operations and financial condition. To date, none of the parties to this agreement has taken any action to terminate the agreement.

We entered into an employment agreement with Mr. Stillman that has a term ending in May 2006. We intend to enter into a new five year employment agreement with Mr. Stillman pursuant to which Mr. Stillman will continue to serve as Chief Executive Officer and be entitled to a base salary of $600,000 per year, medical benefits for Mr. Stillman and his family for five years following the termination of the agreement and customary employee benefits. We also intend to designate Mr. Stillman as the beneficiary of 20% of the $5 million life insurance policy that we currently maintain in respect of Mr. Stillman. The Compensation Committee of the Board of Directors also approved the issuance to Mr. Stillman of options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $5.12 per share. The options will vest in five equal installments commencing with the date of grant and have a ten year term. The current employment agreement can be terminated by Mr. Stillman at any time with 15 business days notice, or if we materially breach the agreement, remove Mr. Stillman as Chief Executive Officer, materially diminish Mr. Stillman’s responsibilities, or relocate Mr. Stillman outside of New York City.

Mr. Stillman’s duties to St. James Associates and MW Realty Associates on the one hand, and us on the other hand, may result in a conflict of interest.

An entity controlled by Mr. Stillman, is one of the two general partners of St. James Associates, which owns the Smith & Wollensky restaurant in New York and the rights to the trademarks “Smith & Wollensky” and “Wollensky’s Grill” and any variations of such names, and is one of the two general partners of MW Realty Associates, which owns the property on which the Smith & Wollensky restaurant in New York is located. As a result, in the event that a dispute arose between us on the one hand, and St. James Associates and/or MW Realty Associates on the other hand, it is possible that Mr. Stillman would have a conflict of interest as a result of his duties to all parties. Such a conflict of interest could make the resolution of any such dispute more difficult.

Because we maintain a small number of restaurants, the negative performance of a single restaurant could have a substantial impact on our operating results.

We currently operate 14 restaurants, 11 of which we own. Due to this relatively small number of restaurants, poor financial performance at any owned restaurant could have a significant negative impact on our profitability as a whole. In addition we own S&W of New Orleans, which was closed on August 29, 2005 due to Hurricane Katrina. At this time, we are unable to determine when this restaurant will reopen and are currently evaluating our options. We also own our new concept, Quality Meats, a contemporary American restaurant that is located in the space previously occupied by the Manhattan Ocean Club. We closed the Manhattan Ocean Club on January 1, 2006, and expect to open Quality Meats in the second quarter of 2006. Future growth in sales and profits will depend to a substantial extent on our ability to increase sales and profits at our restaurants open less than fifteen months, to operate our existing restaurants at higher sales levels that generate equal or higher operating profits and to increase the number of our restaurants. The results achieved to date by our relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area with varied demographic characteristics. We cannot assure you that we will be able to increase sales and profits at our restaurants open less than 15 months, operate our existing restaurants at higher sales levels that generate equal or higher operating profits or increase the number of our restaurants sufficiently to offset the impact of poor performance at any one restaurant.

Our geographic concentration in New York City could have a material adverse effect on our business, results of operations and financial condition.

We currently operate five restaurants in New York City, two of which we own. We also own our new concept, Quality Meats and expect to open in the second quarter of 2006. As a result, we are particularly susceptible to adverse trends and economic conditions in New York City, including its labor market, which could have a negative impact on our profitability as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in New York City could have a material adverse effect on our business, results of operations and financial condition, as could other regional occurrences such as acts of terrorism, local strikes, natural disasters or changes in laws or regulations.

We plan to incur substantial costs over the long-term in connection with our future expansion plans. We may need to seek additional financing sooner than we anticipate, which may not be available on acceptable terms or at all:

We may need to seek additional financing sooner than we anticipate as a result of any of the following factors:

•       Changes in our operating plans;

•       Acceleration of our expansion plans;

•       Lower than anticipated sales;

•       Increased costs of expansion, including construction costs;

•       Increased food and/or operating costs; and

•       Potential acquisitions.

Additional financing may not be available on acceptable terms or at all. If we fail to get additional financing as needed, our business, results of operations, financial conditions and expansion plans would likely suffer.

Our operating results may fluctuate significantly due to seasonality and other factors beyond our control.

Our business is subject to seasonal fluctuations, which may vary greatly depending upon the region of the United States in which a particular restaurant is located. In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

•       The amount of sales contributed by new and existing restaurants;

•       The timing of new openings;

•       Increases in the cost of key food or beverage products;

•       Labor costs for our personnel;

•       Our ability to achieve and sustain profitability on a quarterly or annual basis;

•       Adverse weather;

•       Consumer confidence and changes in consumer preferences;

•       Health concerns, including adverse publicity concerning food-related illness;

•       The level of competition from existing or new competitors in the high-end segment of the restaurant industry; and

•       Economic conditions generally and in each of the market in which we are located.

•       Acceptance of a new or modified concept in each of the new markets in which we could be located.

These fluctuations make it difficult for us to predict and address in a timely manner factors that may have a negative impact on our business, results of operations and financial condition.

The failure to reopen our restaurant in New Orleans in the near future or the failure to collect an adequate amount of insurance proceeds could have a material adverse effect on our business, results of operations and financial condition.

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. We have insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W of New Orleans. We have recorded an impairment for certain assets of approximately $750,000 which represents an estimate of the maximum deductible which could be incurred under our insurance plan as well as an estimate of other impaired assets not believed to  be covered under our insurance plan. This impairment amount is net of $100,000 of insurance proceeds we have received that relates to content coverage. We have also written off approximately $160,000 in inventories that spoiled or were destroyed by Hurricane Katrina. We received advances of $350,000 for business interruption which is reflected in our statement of operation for the year ended January 2, 2006. We continue to work closely with our insurance carriers and claims adjusters to ascertain the full amount of damages. We are unable to determine when this restaurant will reopen and are currently evaluating our options. The failure to reopen our restaurant in New Orleans in the near future or the failure to collect an adequate amount of insurance proceeds could have a material adverse effect on our business, results of operations and financial condition.

Our expansion may strain our infrastructure, which could slow restaurant development.

Our growth strategy may place a strain on our management systems, financial controls, and information systems. To manage our growth effectively, we must maintain the high level of quality and service at our existing and future restaurants. We must also continue to enhance our operational, information, financial and management systems and locate, hire, train and retain qualified personnel, particularly restaurant managers. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and those systems and controls. If we are not able to effectively manage any one or more of these or other aspects of our expansion, our business, results of operations and financial condition could be materially adversely affected.

We could face labor shortages, increased labor costs and other adverse effects of varying labor conditions.

The development and success of our restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff, especially in light of our expansion schedule. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could materially and adversely affect our business, results of operations and financial condition. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees, which could result in higher, labor costs. In addition, increases in the minimum hourly wage, employment tax rates and levies, related benefits costs, including health insurance, and similar matters over which we have no control may increase our operating costs.

The employees of two of our managed restaurants in New York, Smith & Wollensky and The Post House are members of a union. The terms of our collective bargaining agreements, as well as future collective bargaining agreements could result in increased labor costs. In addition, our failure to negotiate an agreement in a timely manner could result in an interruption of operations at these managed locations, which would materially and adversely affect our business, results of operations and financial condition.

Unanticipated costs or delays in the development or construction of future restaurants could prevent our timely and cost-effective opening of new restaurants.

We depend on contractors and real estate developers to construct our restaurants. Many factors may adversely affect the cost and time associated with the development and construction of our restaurants, including:

•       Labor disputes;

•       Shortages of materials or skilled labor;

•       Adverse weather conditions;

•       Unforeseen engineering problems;

•       Environmental problems;

•       Construction or zoning problems;

•       Local government regulations;

•       Modifications in design; and

•       Other unanticipated increases in costs.

Any of these factors could give rise to delays or cost overruns, which may prevent us from developing additional restaurants within our anticipated budgets or time periods or at all. Any such failure could cause our business, results of operations and financial condition to suffer.

We may not be able to obtain and maintain necessary federal, state and local permits which could delay or prevent the opening of future restaurants.

Our business is subject to extensive federal, state and local government regulations, including regulations relating to:

•       Alcoholic beverage control;

•       The purchase, preparation and sale of food;

•       Public health and safety;

•       Sanitation, building, zoning and fire codes; and

•       Employment and related tax matters.

All these regulations impact not only our current operations but also our ability to open future restaurants. We will be required to comply with applicable state and local regulations in new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which would materially and adversely affect our business, results of operations and financial condition.

The restaurant industry is affected by litigation and publicity concerning food quality, health and other issues, which can cause guests to avoid our restaurants and result in liabilities.

Health concerns, including adverse publicity concerning food-related illness, although not specifically related to our restaurants, could cause guests to avoid our restaurants, which would have a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are true or whether we are ultimately held liable. Such litigation, adverse publicity or damages could have a material adverse effect on our competitive position, business, results of operations and financial condition and results of operations.

The covenants contained in the agreements governing our indebtedness may limit our ability to expand our business and our ability to comply with these covenants may be affected by events that are beyond our control.

The agreements governing our indebtedness contain financial and other covenants requiring us, among other things, to maintain financial ratios and meet financial tests, and restrict our ability to incur indebtedness and declare or pay dividends.  A violation of any of these provisions could cause acceleration in the due date of our outstanding debt and limit and our ability to expand our business. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. In addition, certain of our lenders have security interests in certain of our personal property and fixtures and mortgages on several of our properties.

RISKS RELATED TO OUR COMMON STOCK

The large number of shares of our common stock eligible for public sale and the fact that a relatively small number of investors hold our publicly traded common stock could cause our stock price to fluctuate.

The market price of our common stock could fluctuate as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. A large number of shares of our unregistered stock is eligible for public sale and our registered common stock is concentrated in the hands of a small number of institutional investors and is thinly traded. An attempt to sell by a large holder could adversely affect the price of our stock. These sales or the perception that these sales might occur could also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our certificate of incorporation and by-laws may delay or prevent a change of control transaction.

Delaware corporate law contains, and our Amended and Restated Certificate of Incorporation and By-laws contain, provisions that could have the effect of delaying, deferring or preventing our ability to experience a change in control on terms, which you may deem advantageous. These provisions include:

•       Providing for a board of directors with staggered terms; and

•       Establishing advance notice requirements for proposing matters to be acted upon by stockholders at a meeting.

These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Ownership of approximately 18.5% of our outstanding common stock by five stockholders will limit your ability to influence corporate matters.

A substantial majority of our capital stock is held by a limited number of stockholders. Five stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 18.5% of the shares of common stock outstanding. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

The price of our common stock may fluctuate significantly.

The price at which our common stock will trade may fluctuate significantly. The stock market has from time to time experienced significant price and volume fluctuations. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•       Fluctuations in quarterly or annual results of operations;

•       Changes in published earnings estimates by analysts and whether our actual earnings meet or exceed such estimates;

•       Additions or departures of key personnel; and

•       Changes in overall stock market conditions, including the stock prices of other restaurant companies.

In the past, companies that have experienced extreme fluctuations in the market price of their stock have been the subject of securities class action litigation. If we were to be subject to such litigation, it could result in substantial costs and a diversion of our management’s attention and resources, which may have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

We lease restaurant space, office facilities and real property under various operating leases. Restaurant space, office facilities and real property lease terms, including renewal options, range from 4 to 40 years through 2045. Our leases provide for renewal options for terms ranging from five to forty years. The restaurant leases provide for minimum annual rent and certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. As of January 2, 2006, our future minimum lease payments of our headquarters and consolidated restaurants are as follows: 2006-$5.9 million; 2007-$5.9 million; 2008-$6.0 million and thereafter-$101.0 million.

All of our consolidated restaurants, except for Maloney & Porcelli, are located in space leased or owned by us as set forth below:

Restaurant	Location	Approximate Square Footage	Year Of Expiration Of Initial Term	Year Of Expiration If All Options Exercised
Smith & Wollensky	1 Washington Avenue, Miami Beach, FL	23,700	2005	2025
	318 North State Street, Chicago, IL	23,500	2012	2022
	1009 Poydras Street, New Orleans, LA(1)(2)	16,700	—	—
	3767 Las Vegas Blvd., Las Vegas, NV(3)	30,000	2045	—
	1112 19th Street, Washington, D.C.	20,000	2014	2024
	210 W. Rittenhouse Square, Philadelphia,PA	9,700	2010	2020
	4145 The Strand West, Easton Town Center, Columbus, OH	10,300	2012	2022
	18438 North Dallas Parkway, Dallas, TX(1)	12,700	—	—
	4001 Westheimer, Highland VillageShopping Center, Houston, TX	15,200	2018	2028
	101 Arlington Street, Boston, MA	26,000	2018	2023
Park Avenue Café	100 E. 63rd Street, NY	11,000	2006	2016
Cité	120 W. 51st Street, NY	13,000	2009	2009
The Manhattan Ocean Club(4)	57 W. 58th Street, NY	12,000	2013	2013
Maloney & Porcelli(5)	37 East 50th Street, NY	14,000	2011	2011

(1)           We own these locations.

(2)          This location was closed on August 29, 2005 due to the damages caused by Hurricane Katrina. At this time, we are unable to determine when the restaurant will reopen and are currently evaluating our options.

(3)           This location was owned, and the terms resulted from the sale and leaseback of the property. A  portion of the lease is treated as a capital lease and the remaining portion is treated as an operating lease.

(4)          This location was closed on January 1, 2006 and is expected to re-open under the name “Quality Meats” during April 2006 with a seating capacity of approximately 190.

(5)          This location is a managed unit , but the accounts and results of the entity that owns this location are consolidated pursuant to the adoption of FIN 46 (R). See Notes to Consolidated Financial Statements, Note 2.

Item 3.                        Legal Proceedings.

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

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners, ELAD Properties, LLC and CPS1, LLC (collectively the “Defendants”) in the Supreme Court of the State of New York, County of New York. The suit alleges that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel guest, room and credit account charges to Parade, and (3) failed to pay termination obligagtions to Parade in connection with the termination of the restaurant management agreement describe above under the heading, “Item 1. Business—Management Agreements—ONEc.p.s.”. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3.5 million. CPS1 Realty, LP and ELAD Properties NY, LLC (the “CPS 1 Defendants”) subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the management agreement was terminated as a result of Parade’s default under the management agreement. On September 30, 2005, the CPS1 Defendants served a motion for summary judgment seeking judgment on their claim that the management agreement was terminated as a result of Parade’s default. We believe that we will likely prevail in these matters and that the risk of material loss is not probable. Accordingly, we have not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, our financial position, results of operations and cash flows could be adversely affected. As of April 3, 2006 there were no changes to the status of these claims or counterclaims.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                        Market for Registant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq National Market under the symbol SWRG on May 23, 2001. Prior to that time, there was no trading market for our common stock. The following table sets forth for the periods indicated the high and low closing sales price of our common stock on the Nasdaq National Market.

	High	Low
FISCAL YEAR ENDED JANUARY 2, 2006:
First Quarter	$5.36	$4.76
Second Quarter	$6.34	$5.00
Third Quarter	$6.67	$5.92
Fourth Quarter	$6.29	$4.95

	High	Low
FISCAL YEAR ENDED JANUARY 3, 2005:
First Quarter	$7.62	$6.18
Second Quarter	$8.40	$5.97
Third Quarter	$6.63	$5.45
Fourth Quarter	$5.64	$4.41

Since our initial public offering (“IPO”) in May 2001, we have not declared or paid any cash dividends on our common stock. Pursuant to the terms of our secured line of credit facility, we cannot declare or pay any dividends if any portion of this credit facility is outstanding. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. There were approximately 2,000 holders of record of our common stock at April 3, 2006.

On May 24, 2005, our Board of Directors authorized a stock repurchase program under which up to one million shares of our common stock may be acquired in the open market over the 18 months following such authorization at our discretion.

The shares are purchased from time to time at prevailing market price through open market or unsolicited negotiated transactions, depending on market conditions. Under the program, the purchases are funded from available working capital, and the repurchased shares are held in treasury or used for ongoing stock issuances. There is no guarantee as to the exact number of shares which we will repurchase, and we may discontinue purchases at any time that we determine additional purchases are not warranted.

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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs		(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Program(1)
Authorized	—					1,000,000
May 24, 2005 to May 30, 2005	11,840		$5.85	11,840		988,160
May 31, 2005 to July 4, 2005	4,807		$6.18	4,807		983,353
July 5, 2005 to August 1, 2005	—		$—	—		983,353
August 2, 2005 to August 29, 2005	26,772		$6.29	26,772		956,581
August 30, 2005 to October 3, 2005	248,445		$6.13	248,445	(2)	708,136
October 4, 2005 to October 31, 2005	43,905		$6.39	43,905		664,231
November 1, 2005 to November 28, 2005	533,918	(3)	$5.82	533,918	(3)	130,313
November 29, 2005 to January 2, 2006	57,427		$5.43	57,427		72,866
	927,114		$5.92	927,114		72,886

(1)             On May 24, 2005, we announced that our Board of Directors had authorized a stock repurchase program under which 1.0 million shares of our outstanding common stock may be acquired in the open market over the 18 months following such authorization at the direction of management.

(2)             On August 30, 2005, we signed a Separation Agreement and General Release (“Separation Agreement”) with James M. Dunn, our former President and General Manager of the Smith & Wollensky in Boston. In exchange for Mr. Dunn’s execution of the Separation Agreement, we are obligated to pay Mr. Dunn $10,000 per month until April 30, 2006. We have expensed the entire obligation to Mr. Dunn during the year ended January 2, 2006. In addition, we agreed to purchase any shares of common stock that Mr. Dunn was to receive upon the exercise of his stock options at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, we purchased 158,667 shares of common stock from Mr. Dunn. This purchase resulted in a compensation expense of $336,000.

(3)             On November 16, 2005, we purchased 41,000 shares of common stock from Alan M. Mandel, our former Chief Financial Officer. This resulted in a compensation expense of $72,000.

Item 6.                        Selected Financial Data.

The Consolidated Statement of Operations Data for the years ended January 2, 2006 and January 3, 2005 and the Balance Sheet Data as of January 2, 2006 and January 3, 2005 are derived from our Consolidated Financial Statements, which have been audited by BDO Seidman, LLP (“BDO”), our current independent registered public accounting firm. The Consolidated Statement of Operations Data for the year ended December 29, 2003 are derived from our Consolidated Financial Statements, which have been audited by KPMG LLP (“KPMG”), our former independent registered public accounting firm. The Consolidated Statement of Operations Data for the years ended December 30, 2002 and December 31, 2001 and the Balance Sheet Data as of December 31, 2001 and December 30, 2002 are derived from our unaudited Consolidated Financial Statements. The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	FISCAL YEAR(1)
	2005(a)	2004(a)	2003	2002	2001
Consolidated Statement of Operations Data:
Consolidated restaurant sales	$125,447	$123,132	$93,326	$77,310	$70,619
Income from consolidated restaurant operations(2)	10,630	12,270	9,577	7,204	5,534
Management fee income	994	1,192	2,118	2,353	2,433
Income from consolidated and managed restaurants	11,624	13,462	11,695	8,835	7,667
Operating income (loss)	(401)	894	(343)	(1,969)	(3,272)
Loss before income taxes	(1,438)	(617)	(1,294)	(2,027)	(4,379)
Net loss	(3,076)	(2,040)	(1,500)	(2,196)	(4,334)
Accrual of dividends and amortization of issuance costs on preferred shares	—	—	—	—	(620)
Net loss applicable to common shares(3)	$(3,076)	$(2,040)	$(1,500)	$(2,196)	$(4,954)
Net loss applicable to common shares, basic and diluted(3)	$(0.33)	$(0.22)	$(0.16)	$(0.24)	$(0.72)
Weighted average shares used in computing net loss per share, basic and diluted	9,263,673	9,377,223	9,364,075	9,354,266	6,903,905
Consolidated Balance Sheet Data:
Cash	$2,362	$1,821	$1,898	$4,158	$4,561
Total assets	90,606	99,128	88,454	78,958	71,294
Obligations under capital leases, including current portion	7,888	11,624	9,991	—	—
Long-term debt, including current portion	3,315	12,940	8,220	9,389	2,065
Total stockholders’ equity	43,499	50,751	52,663	54,010	56,257
Other Data:
Average consolidated restaurant sales for units open for entire period(4)	$9,438	$9,301	$9,174	$8,167	$7,838
Number of consolidated restaurants at end of period (5)	14	14	12	11	9
Number of managed restaurants at end of period(4)	2	2	4	4	5
Total of consolidated and managed restaurants at end of period(4)(5)	16	16	16	15	14
Comparable consolidated restaurants sales increase (decrease)(1)(4)(5)	1.1%	5.9%	12.3%	4.2%	(13.8)%
Pro forma comparable consolidated restaurants sales increase (decrease)(1)(6)	—	—	11.0%	4.0%	(13.9)%
EBITDA(7)	$3,840	$4,390	$3,876	$1,842	$458

Cash flows provided by (used in):
Operating activities	$2,338	$8,966	$4,123	$4,422	$(2,660)
Investing activities	13,319	(14,435)	(5,300)	(12,149)	(6,320)
Financing activities	(15,116)	5,392	(1,083)	7,324	13,171
EBITDA Reconciliation(7):
Net loss	$(3,076)	$(2,040)	$(1,500)	$(2,196)	$(4,334)
Provision for income taxes	654	225	206	169	(45)
Interest expense, net	1,037	1,511	951	58	1,107
Depreciation and amortization-restaurant level	4,778	4,312	3,798	3,378	3,026
Depreciation and amortization-corporate level	447	382	421	433	704
EBITDA	$3,840	$4,390	$3,876	$1,842	$458

(a)           Fiscal 2005 and 2004 includes the accounts and results of the entity that owns Maloney & Porcelli. This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated pursuant to the adoption of FIN 46 (R). See Notes to Consolidated Financial Statements, Note 2.

(1)          Fiscal 2005 consisted of a 52-week period. Fiscal 2004 consisted of a 53-week period. Consolidated restaurant sales for the 53rd week of fiscal 2004 were approximately $2.1 million. All other fiscal years consisted of 52-week periods. All numbers in tables and footnotes are presented in thousands, except share and per share/unit amounts. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months. Because 2004 was a 53-week fiscal year and 2005, 2003, 2002, and 2001 were 52-week fiscal years, the Company calculated comparable restaurant sales for those years on an average weekly basis.

(2)          During the fourth quarter of fiscal 2005, we recorded a net impairment of $750 relating to the damages incurred by the Smith & Wollensky in New Orleans due to Hurricane Katrina. This expense is net of $100 of insurance proceeds we have received that relates to content coverage but does not reflect the application of any potential future insurance recovery. In addition, we also recorded a $314 write-down of the assets directly related to the Manhattan Ocean Club, which was closed on January 1, 2006 and is expected to open as our new concept, Quality Meats, during the second quarter of fiscal 2006.

(3)          Net loss applicable to common shares includes the net loss and the total of the accrued dividends on preferred shares and the amortization of issuance costs on preferred shares for 2001.

(4)          ‘Consolidated restaurant sales’, ‘comparable consolidated restaurant sales’ and ‘consolidated restaurants’ include the accounts and results of the entity that owns Maloney & Porcelli for fiscal 2005 and 2004. This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated for fiscal 2004 and are being presented on a pro forma basis for fiscal 2003, 2002, and 2001, where indicated, pursuant to the adoption of FIN 46 (R). See .Pro forma within Item 7 under “Effect of FIN 46(R).”

(5)          Pro forma comparable consolidated restaurant sales include the sales of the entity that owns Maloney & Porcelli for fiscal 2003, 2002, and 2001. This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated for fiscal 2005 and 2004 and are being presented on a pro forma basis for fiscal 2003, 2002 and 2001, pursuant to the adoption of FIN 46 (R). See Pro forma within Item 7 under “Effect of FIN 46(R).”

(6)          Pro forma comparable consolidated restaurant sales do not include the sales of Smith & Wollensky in New Orleans, which was closed on August 29, 2005 due to Hurricane Katrina. At this time, we are unable to determine when this restaurant will reopen and are currently evaluating our options.

(7)          EBITDA represents net loss before provision for income taxes, net interest expense, restaurant level depreciation and amortization and corporate level depreciation and amortization. We believe EBITDA is useful to investors because EBITDA is commonly used in the restaurant industry to analyze companies on the basis of operating performance. We believe EBITDA allows a standardized comparison between companies in the industry, while minimizing the differences from depreciation policies, leverage and tax strategies. Covenants in the documents governing our indebtedness contain ratios based on EBITDA, as adjusted. EBITDA should not be construed as (a) an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or (b) an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principals) as a measure of liquidity. EBITDA as calculated by us may be calculated differently than EBITDA for other companies. Management believes that EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt. EBITDA does not take into account our debt service requirements, capital expansion, and other commitments and, accordingly, is not necessarily indicative of amounts available for the payment of dividends, reinvestment, or other discretionary uses.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes contained in this Annual Report on Form 10-K. References contained herein to 2005, 2004, and 2003 mean the fiscal years ended January 2, 2006, January 3, 2005 and December 29, 2003, respectively.

General

As of January 2, 2006, we operated 14 high-end, high volume restaurants in the United States. In addition, we own a Smith & Wollensky unit in New Orleans, Louisiana (“S&W of New Orleans”), which was closed on  August 29, 2005 due to Hurricane Katrina. At this time, we are unable to determine when this restaurant will reopen and are evaluating our options. We also own our new concept, Quality Meats, a Contemporary American restaurant that is located in the space previously occupied by the Manhattan Ocean Club, which closed on January 1, 2006, and is scheduled to open in the second quarter of 2006. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2007 with the launch of our first free-standing  Grill. We plan to open a total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units .

Our cash investment for each of our owned Smith & Wollensky restaurants open as of January 2, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2007, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

As a result of our recent expansion and when our locations opened, period-to-period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. Average sales for our thirteen consolidated units open for all of 2005 were $9.4 million per restaurant. In calculating comparable consolidated restaurant sales, we introduce a restaurant into our comparable consolidated restaurant base once it has been in operation for 15 months. Comparable consolidated restaurant sales do not include the sales for the Smith & Wollensky in New Orleans which was closed on August 29, 2005 due to Hurricane Katrina.  At this time, we are unable to determine when the restaurant will reopen and are currently evaluating our options.

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

Management fee income also included fees received from ONEc.p.s On December 31, 2003, we amended the agreement with Plaza Operating Partners. Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee was credited against any management fee that we earned under the agreement. This amendment also gave either party the right to fund or refuse to fund any necessary working capital requirements. If neither party was willing to fund the required additional working capital contributions, as defined, then either party could have terminated the agreement. Plaza Operating Partners agreed to fund until October 16, 2004, the date that we were notified by Plaza Operating Partners that it had sold the Plaza Hotel, the property in which the restaurant was located, and the date Plaza Operating Partners directed us to advise the employees of ONEc.p.s. of the closing.We funded the cash requirements of ONEc.p.s. until January 1, 2005, the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we are no longer accruing additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

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

Royalty expense represents fees paid pursuant to a licensing agreement with St. James Associates, based upon 2.0% of sales, as defined, for restaurants utilizing the Smith & Wollensky name. On January 19, 2006, we (the “Licensee”), signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “Amended Licensing Agreement”), with St. James Associates, L.P. (the

“Licensor”) which provides for, among other things, a reduced licensing fee only for the opening of Grills that are less than 9,000 square feet. Pursuant to the Amended Licensing Agreement, the one-time opening fee paid to the Licensor for each new additional Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the original licensing agreement. In addition, the annual royalty fee (“Grill Royalty Fee”) will be reduced from 2% to 1% for annual sales from Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the original licensing agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills.

Wherever we refer to a particular year, we refer to our 52- or 53-week fiscal year ending on the Monday nearest December 31, unless otherwise noted. Fiscal years ended January 2, 2006 and December 29, 2003 each consisted of 52-week periods, fiscal year ended January 3, 2005 consisted of 53-weeks .

Effect of FIN 46(R)

For comparability purposes, the unaudited accounts and results of Maloney & Porcelli for fiscal 2003 are being included on a pro forma basis in the table below. FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46 (R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We consolidated the accounts and results of the entity that owns Maloney & Porcelli because the holders of the equity investment lacked the right to receive the expected residual returns of the entity if they were to occur.

In connection with the adoption of FIN 46 (R), our net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable”, have been eliminated in consolidation and, instead, the separable assets and liabilities of the entity that owns Maloney & Porcelli are presented. The consolidation of the entity that owns M&P has increased our current assets by $183,000 and $185,000, increased non-current assets by $82,000 and $168,000, increased current liabilities by $555,000 and $499,000, and increased non-current liabilities by $401,000 and $427,000 at January 2, 2006 and January 3, 2005, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $11.7 million and $11.5 million, and increased restaurant operating costs by $9.7 million and $9.2 million for the fiscal years ended January 2, 2006 and January 3, 2005, respectively.

For comparability purposes, the results for fiscal 2003 are being presented in the table below on an unaudited pro forma basis to give effect to the consolidation of the entity that owns Maloney & Porcelli, pursuant to the adoption of FIN 46 (R). See Notes to Consolidated Financial Statements, Note 2.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES
Consolidated Statement of Operations
(dollar amounts in thousands, except per share amounts)
Year ended December 29, 2003

	December 29, 2003	FIN 46 Adjustment	December 29, 2003
	(audited)	(unaudited)	(unaudited) Proforma
Consolidated restaurant sales	$93,326	$10,174	$103,500
Cost of consolidated restaurant sales:
Food and beverage costs	29,405	2,753	32,158
Salaries and related benefit expenses	26,405	3,059	29,464
Restaurant operating expenses	15,349	1,738	17,087
Occupancy and related expenses	5,073	778	5,851
Marketing and promotional expenses	3,719	331	4,050
Depreciation and amortization expenses	3,798	227	4,025
Total cost of consolidated restaurant sales	83,749	8,886	92,635
Income from consolidated restaurant operations	9,577	1,288	10,865
Management fee income	2,118	(908)	1,210
Income from consolidated and managed restaurants	11,695	380	12,075
General and administrative expenses	10,620	(2)	10,618
Royalty expense	1,418		1,418
Operating income (loss)	(343)	382	39
Interest expense, net of interest income	951	14	965
Loss before provision for income taxes	(1,294)	368	(926)
Provision for income taxes	206		206
Loss before income of consolidated variable interest entity	(1,500)	368	(1,132)
Income of consolidated variable interest entity	—	(368)	(368)
Net loss	$(1,500)	$—	$(1,500)
Net loss per share:
Basic and diluted	$(0.16)	$—	$(0.16)
Weighted average common shares outstanding:
Basic and diluted	9,364,075	9,364,075	9,364,075

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

We believe the following is a summary of our critical accounting policies:

Revenue recognition.   Sales from consolidated restaurants are recognized as revenue at the point of the delivery of meals and services. Sales for branded merchandise are recognized as revenue at the point the orders are fulfilled. Management fee income is recognized as the related management fee is earned pursuant to the respective agreements.

Allowance for doubtful accounts.   Substantially all of our accounts receivable are due from credit card processing companies or individuals that have good historical track records of payment. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We decreased our allowance for doubtful accounts by $36,000 from $78,000 in 2004 to $42,000 in 2005. The net decrease in the allowance was determined by conducting a specific review of major account balances and by applying statistical experience factors to the various aging categories of receivable balances. We estimate an allowance for doubtful accounts based upon the actual payment history of each individual customer, as well as considering changes that occur in the financial condition or the local economy of a particular customer that could affect our bad debt expenses and allowance for doubtful accounts.

Long-lived assets.   We review long-lived assets to be held and used or to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future undiscounted net cash flows to be generated by the assets. Recoverability of assets to be held and used is measured by restaurant comparing the carrying amount of the restaurant’s assets to undiscounted future net cash flows expected to be generated by such assets. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit, its individual results and actual results at comparable restaurants. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis.

Goodwill.   Goodwill represents the excess of fair value of reporting units acquired in the formation of the Company over the book value of those reporting units’ identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, we had originally determined that certain of our restaurants with assigned goodwill were separate reporting units. As a result of the consensus reached in September 2004 by the Emerging Issues Task Force (EITF) in regard to determining whether to aggregate operating segments of an enterprise, we concluded that the entities that were previously viewed as separate reporting entities could now be viewed as one single reporting entity for purposes of assessing goodwill. As such, we compared the fair value of the single reporting entity to the total equity (carrying value) to determine if impairment exists. The fair value is calculated using various methods, including an analysis based on projected discounted future operating cash flows of the single reporting entity using a discount rate reflecting our weighted average cost of capital. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the single reporting entity. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. Prior to 2004, we had recorded an impairment of goodwill of $75,000 during 2002 related to our Mrs. Parks Management Company reporting unit. This impairment related to lower than anticipated future cash flow for us from the closing by the hotel owner of the Park Avenue Café restaurant in Chicago. For 2004, the fair value of the single reporting entity is in excess of the recorded carrying value. The carrying value of goodwill as of January 2, 2006 and January 3, 2005 was $6.9 million.

Other intangible assets.   We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the assets to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. For our other intangible assets, the fair value is in excess of the recorded carrying value. The net carrying value of these intangible assets as of January 2, 2006 and January 3, 2005 was $3.5 million and $3.6 million, respectively.

Artwork.   We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The net carrying value of our artwork as of both January 2, 2006 and January 3, 2005 was $2.1 million.

Self-insurance liability.   We are self insured for our employee health program. We maintain stop loss insurance to limit our total exposure and individual claims. The liability associated with this program is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical medical claim patterns and known economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted. However, we believe that a change in our current accrual requirement of 10% or less would cause a change of approximately $60,000, or less, to our financial results.

Gift certificate liability.   We record a gift certificate liability for gift certificates sold to customers to be redeemed at a future date. The liability is relieved and revenue is recognized when the gift certificates are redeemed. In April 2005, a new gift card tracking system was implemented to track the gift card liability. For gift cards issued prior to April 2005, we used our best estimate to establish a liability for gift certificates issued, but not redeemed prior to April 2005 (“Old Gift Certificates”). Based on the redemption of Old

Gift Certificates during the year ended January 2, 2006, a change in estimate was deemed necessary. The impact of this change was related to promotional gift cards and was to increase marketing and promotional expense therefore increasing our net loss by $397 during the year ended January 2, 2006.

Lease accounting.   We use the lease term plus any renewal period in determining the life of a lease. The renewal period is included in the life because we base our original willingness to invest in a new location on our plan to maximize our return on investment over the entire period available (which includes the renewal period). We only select locations where we can obtain long-term leases, including renewal options. If we gain access to the premise prior to the commencement of the lease, then this additional period is added to the original lease term. We amortize certain costs associated with the lease over the life of the lease plus the renewal period. These costs include, but are not limited to, the amortization of leasehold improvements and the amortization of deferred rent liability. We include tenant allowances received by us from the landlord as an increase to our deferred rent liability. The amortization period for deferred rent is over the life of the accounting lease, which includes, the date from which we obtain control over the premises to the ending date of the legal lease document, which includes the renewal period. Any rent or deferred rent expense incurred during the construction period was capitalized as a part of leasehold improvements and is being amortized on a straight-line basis from the date operations commence over the remaining life of the lease, which includes the renewal period. Starting with new leases entered into after September 15, 2005, we began expensing these costs in conjunction with the proposed FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”.

FIN 46 (R).   FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46 (R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We perform a detailed analysis of all of our management arrangements to determine if any of the equity investments lack one of the above characteristics. We consolidated the accounts and results of the entity that owns Maloney & Porcelli for the fiscal years ended January 2, 2006 and January 3, 2005 because the holders of the equity investment lacked one of the above characteristics.

Legal proceedings.   We are involved in various claims and legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not remote and can be reasonably estimated, a liability is recorded in the consolidated financial statements.

Income taxes and income tax valuation allowances.   We estimate certain components of our provision for income taxes. These estimates include, but are not limited to, effective state and local income tax rates, estimates related to depreciation expense allowable for tax purposes and estimates related to the ultimate realization of net operating losses and tax credit carryforwards and other deferred tax assets. Our estimates are made based on the best available information at the time that we prepare the provision. We usually file our income tax returns several months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed and could be subject to differing interpretations of the tax laws.

At January 3, 2005, we had a deferred tax asset of $9.8 million,  which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas  property on May 23,  2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. As of January 2, 2006, we have a full valuation allowance against the net deferred tax asset of $11.0 million, due to the uncertainty of this benefit being realized in the future. These tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

Results of Operations

The following consolidated statement of operations data include the accounts and results of the entity that owns Maloney & Porcelli as a direct result of the adoption of FIN 46(R). For comparability purposes, the accounts and results of Maloney & Porcelli for fiscal 2003 are being included on an unaudited pro forma basis in the table below. Fiscal 2005 and fiscal 2003 represent 52 week periods, fiscal 2004 represents a 53 week period.

	Fiscal
	2005 Actual		2004 Actual		2003(a) Pro forma
					Unaudited
	(Dollars in thousands)
Consolidated Statement of Operations Data:
Consolidated restaurant sales	$125,447	100.0%	$123,132	100.0%	$103,500	100.0%
Cost of consolidated restaurant sales:
Food and beverage costs	38,021	30.3	38,709	31.4	32,158	31.1
Salaries and related benefit expenses	37,112	29.6	35,915	29.2	29,464	28.5
Restaurant operating expenses	21,257	16.9	20,105	16.3	17,087	16.5
Occupancy and related expenses	7,609	6.1	6,489	5.3	5,851	5.6
Marketing and promotional expenses	4,976	4.0	5,332	4.3	4,050	3.9
Depreciation and amortization.	4,778	3.8	4,312	3.5	4,025	3.9
Impairment of assets impacted by hurricane, net	750	0.6	—	—	—	—
Write-down of renovated restaurant assets	314	0.3	—	—	—	—
Total cost of consolidated restaurant sales	114,817	91.6	110,862	90.0	92,635	89.5
Income from consolidated restaurant operations	10,630	8.4	12,270	10.0	10,865	10.5
Management fee income	994	0.8	1,192	0.9	1,210	1.2
Income from consolidated and managed restaurants	11,624	9.2	13,462	10.9	12,075	11.7
General and administrative expenses	10,195	8.1	10,786	8.8	10,618	10.3
Royalty expense	1,830	1.4	1,782	1.4	1,418	1.3
Operating income (loss)	(401)	(0.3)	894	0.7	39	0.1
Interest expense, net of interest income	(1,037)	(0.8)	(1,511)	(1.2)	(965)	(1.0)
Loss before provision for income taxes	(1,438)	(1.1)	(617)	(0.5)	(926)	(0.9)
Provision for income taxes	654	0.5	225	0.2	206	0.2
Loss before income of consolidated variable interest entity	(2,092)	(1.6)	(842)	(0.7)	(1,132)	(1.1)
Income of consolidated variable interest entity	(984)	(0.8)	(1,198)	(1.0)	(368)	(0.3)
Net loss	$(3,076)	(2.4)%	$(2,040)	(1.7)%	$(1,500)	(1.4)%

(a)           For comparability purposes, the accounts and results of Maloney & Porcelli for fiscal 2003 are included on an unaudited pro forma basis. See Pro Forma within Item 7 under “Effect of FIN 46(R).”

2005 Compared To 2004

Consolidated Restaurant Sales.   Consolidated restaurant sales increased $2.3 million, or 1.9%, to $125.4 million in 2005 from $123.1 million in 2004. The increase in consolidated restaurant sales was  primarily  due to a net  increase  of $4.9 million from our new Smith & Wollensky units in Houston, Texas, which opened in January 2004, and Boston, Massachusetts, which opened in September 2004. The increase in consolidated restaurant sales was offset by a decrease in consolidated restaurant sales of $1.8 million from the Smith & Wollensky unit in New Orleans that was closed on August 29, 2005 due to Hurricane Katrina. At this time, we are unable to determine when the restaurant will reopen and are currently evaluating our options. The increase in consolidated restaurant sales was also partially offset by a decrease in comparable consolidated restaurant sales of $842,000. The decrease in comparable consolidated restaurant sales was primarily due to a net decrease of $686,000 at our consolidated restaurants in New York, which includes the increase in sales of $236,000 from the entity that owns Maloney & Porcelli, which is being consolidated pursuant to our adoption of FIN 46(R). The decrease in comparable consolidated restaurant sales also includes a net decrease in sales of $155,000 from our Smith & Wollensky units open the entire period. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of our Smith & Wollensky unit in New Orleans, which was closed at the end of August 2005 due to Hurricane Katrina. Consolidated restaurant sales for 2005 were based on a 52 week period as compared to 2004, which was a 53 week period. Consolidated restaurant sales for the additional week in 2004 were approximately $2.1 million. When comparing the fiscal years on a weekly basis the increase in comparable consolidated restaurant sales was 1.1%. The improvement is due to an increase in the average check, related primarily to price increases and to a lesser extent an increase in tourism and banquet sales.

Food and Beverage Costs.   Food and beverage costs decreased $688,000 to $38.0 million in 2005 from $38.7 million in 2004. Food and beverage costs as a percentage of consolidated restaurant sales decreased to 30.3% in 2005 from 31.4% in 2004. The decrease in cost is related primarily to the $1.3 million decrease in the cost of food that we incurred during 2005 as compared to 2004, at our comparable units, relating primarily to a decrease in the cost of beef during 2005. The decrease in food and beverage costs was offset by the increase for the new Smith & Wollensky units in Houston, Texas, which opened in January 2004, and in Boston, Massachusetts, which opened in September 2004. The new Smith & Wollensky units in Houston and Boston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky units in Houston and Boston mature, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease.

Salaries and Related Benefits.   Salaries and related benefits increased $1.2 million to $37.1 million in 2005 from $35.9 million in 2004. This net increase was primarily due to the fact that our new Smith & Wollensky units in Houston, Texas, which opened in January 2004, and in Boston Massachusetts, which opened in September 2004, were open the entire 2005 fiscal year and only part of the 2004 fiscal year. The net increase relating to these new units was $988,000. It is common for our new restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The net increase also related to an increase in comparable consolidated salaries and related benefits of $485,000. This increase was partially offset by a decrease of $276,000 relating to the closure of the Smith & Wollensky unit in New Orleans due to Hurricane Katrina. Salaries and related benefits as a percent of consolidated restaurant sales increased to 29.6% in 2005 from 29.2% in 2004. The increase in salaries and related benefits as a percentage of consolidated restaurant sales was primarily due to an increase in the minimum wage rate in certain states and increases  in  employer contributions for other payroll taxes.

Restaurant Operating Expenses.   Restaurant operating expenses increased $1.2 million to $21.3 million in 2005 from $20.1 million in 2004. The increase was primarily due to the opening of the new Smith & Wollensky unit in Boston, Massachusetts, which opened in September 2004. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 16.9% for 2005 from 16.3% for 2004. This increase related primarily to an increase in utilities, repairs and maintenance and insurance expense in our mature units.

Occupancy and Related Expenses.   Occupancy and related expenses increased $1.1 million to $7.6 million in 2005 from $6.5 million in 2004, primarily  due to the  occupancy  and related  expenses  including real estate and occupancy taxes for the new Smith & Wollensky unit in Boston, Massachusetts, which opened in September 2004, and the rent incurred in Las Vegas as a result of the lease entered into on May 23, 2005. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 6.1% for 2005 from 5.3% for 2004.

Marketing and Promotional Expenses.   Marketing and promotional expenses decreased $356,000 to $4.9 million in 2005 from $5.3 million in 2004. The decrease was related primarily to a decrease in advertising in support of our owned New York restaurants combined partially by a decrease in other promotional expenditures for the period, offset by the increase in the marketing expense related to the opening of the Smith & Wollensky unit in Boston, Massachusetts, which opened in September 2004. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 4.0% for 2005 from 4.3% for 2004.

Depreciation and Amortization.   Depreciation and amortization increased $466,000 to $4.8 million in 2005 from $4.3 million in 2004, primarily due to the increase relating to the property and equipment additions for the new Smith & Wollensky unit in Boston, Massachusetts, partially offset by a reduction in depreciation from items which became fully depreciated during 2005.

Impairment of Assets Impacted by Hurricane.   On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. At this time, we are unable to determine when this restaurant will reopen and are currently evaluating our options. We have recorded an impairment of such assets of approximately $750,000 which represents an estimate of the maximum deductible which could be incurred under our insurance plan as well as an estimate of impaired assets not believed to be covered under our insurance plan. This estimate is net of $100,000 of insurance proceeds we have received that relate to content coverage but does not reflect any potential future insurance recovery. We currently are unable to determine when or if we will receive any insurance recovery relating to these damages.

Write-down of Renovated Restaurant Assets.   On January 1, 2006 we closed the Manhattan Ocean Club and began renovations for our new concept, Quality Meats, which is expected to open in the second quarter of 2006. The write-down of the assets of the Manhattan Ocean Club no longer deemed to have a useful life was approximately $314,000.

Management Fee Income.   Management fee income decreased $198,000 to $994,000 in 2005 from $1.2 million in 2004. The decrease related primarily to the closing of ONEc.p.s. at the end of 2004.

General and Administrative Expenses.   General and administrative expenses decreased $591,000 to $10.2 million in 2005 from $10.8 million in 2004. General and administrative expenses as a percent of consolidated restaurant sales decreased to 8.1% for 2005 from 8.8% for 2004 results. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 6.5% for 2005 from 6.6% for 2004. The decrease in general and administrative expenses was primarily due to a decrease in travel expenditures directly related to not having any new restaurant openings in 2005. General and administrative expenses include approximately

$49,000 in severance payments and approximately $336,000 in compensation expense, related to a buy back of common stock, to Mr. Dunn, our former President pursuant to the terms of his Separation Agreement, and approximately $79,000 in severance and approximately $72,000 in compensation expense to Mr. Mandel, our former Chief Financial Officer.

Royalty Expense.   Royalty expense increased $48,000 to $1.8 million for 2005. The increase was primarily due to the net increase in sales of $4.9 million from our new Smith & Wollensky units in Houston, Texas, which opened in January 2004 and our newest unit in Boston, Massachusetts, which opened in September 2004. The increase in sales for the new units was partially offset from a decrease in sales of $1.8 million from our Smith & Wollensky unit in New Orleans and, to a lesser extent, a decrease in sales of  $155,000 from our Smith & Wollensky units open for the entire period.

Interest Expense—Net of Interest Income.   Interest expense, net of interest income, decreased $474,000 to $1.0 million in 2005 from $1.5 million in 2004, primarily due to the reduction of interest expense as it relates to  our new lease obligation from the sale and leaseback transaction of our Las Vegas property. A portion of the lease is treated as a capital lease and the remaining portion is treated as an operating lease and is included in occupancy and related expenses (See Notes to Consolidated Financial Statements, Note 12) and, to a lesser extent, the payoff of approximately $9.2 million of debt. Interest expense, net of interest income, was also impacted by the increase in interest income related to the investments, which had been invested in short and long term interest bearing investments during 2005.

Provision for Income Taxes.   The income tax provisions for 2005 and 2004 represent certain federal, state and local taxes.

Income of Consolidated Variable Interest Entity.   In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) of this variable interest entity is presented as a separate item after the provision for income taxes.

2004 Compared To 2003 (Pro Forma)

For comparability purposes, the results for fiscal 2003 are being presented on an unaudited pro forma basis to give effect to the consolidation of the entity that owns Maloney & Porcelli pursuant to the adoption of FIN 46(R). See Notes to Consolidated Financial Statements, Note 2.

Consolidated Restaurant Sales.   Consolidated restaurant sales increased $19.6 million, or 19.0%, to $123.1 million in 2004 from $103.5 million in 2003 (unaudited pro forma). The increase in consolidated restaurant sales was partially due to a combined increase of $11.7 million from our Smith & Wollensky units in Dallas and Houston, Texas, which opened in March 2003,January 2004, respectively, and to our unit in Boston, Massachusetts, which opened in September 2004. The increase in consolidated restaurant sales was also due to a net increase in comparable consolidated restaurant sales of $7.9 million, or 8.0%. Since 2004 was a 53 week period and 2003 was a 52 week period, when comparing the fiscal years on a weekly sales basis the increase in comparable consolidated sales was 5.9%. Consolidated restaurant sales for the 53rd week of fiscal 2004 were approximately $2.1 million. The increase in comparable consolidated restaurant sales was primarily due to an increase in sales of $6.5 million from our Smith & Wollensky units open the entire year in 2004. The improvement is due to an increase in the average check, related primarily to price increases, and, to a lesser extent, an increase in business travel, tourism and banquet sales. The increase in comparable consolidated restaurant sales was also due to a net increase of $1.4 million at our consolidated restaurants in New York, which includes the increase in sales of $1.3 million from the entity that owns Maloney & Porcelli, which is being consolidated pursuant to our adoption of FIN 46(R) for fiscal 2004 and included on an unaudited pro forma basis for fiscal 2003. The increase in sales for the entity that owns Maloney & Porcelli was attributable to an increase in volume, average check and, to a lesser extent, banquet sales.

Food and Beverage Costs.   Food and beverage costs increased $6.5 million to $38.7 million in 2004 from $32.2 million in 2003 (unaudited pro forma). Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.4% in 2004 from 31.1% in 2003. The increase in food and beverage costs related primarily to approximately $4.1 million in food and beverage costs for the Smith & Wollensky units in Dallas, Texas, which opened in March 2003, Houston, Texas, which opened in January 2004, and our unit in Boston, Massachusetts, which opened in September 2004. The Smith & Wollensky units in Houston and Boston experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As the Smith & Wollensky units in Houston and Boston mature, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. The increase in cost is also related to an increase in food cost at our comparable units of approximately $1.3 million. This increase related primarily to the increase in the cost of beef that we incurred during the first nine months of 2004 as compared to 2003, and to a net increase in customer volume at our comparable units.

Salaries and Related Benefits.   Salaries and related benefits increased $6.5 million to $35.9 million in 2004 from $29.5 million in 2003 (unaudited pro forma). This increase was primarily due to our Smith & Wollensky units in Dallas, Texas, which opened in March 2003, our unit in Houston, Texas, which opened in January 2004, and our unit in Boston Massachusetts, which opened in September 2004. The increase relating to these units was $4.2 million. Salaries and related benefits as a percent of consolidated restaurant sales increased to 29.2% in 2004 from 28.5% in 2003. The increase in salaries and related benefits as a percentage of consolidated restaurant sales was primarily due to the additional staffing required at the Smith & Wollensky units in Houston, Texas and Boston, Massachusetts during the unit openings. It is common for our restaurants to experience increased costs for additional staffing in the first six months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. The increase in salaries and related benefits is also attributable to the payroll and related benefits associated with the increase in comparable unit sales, an increase in the cost of health insurance provided to employees and paid for in part by us and increases in employer contributions for other payroll taxes.

Restaurant Operating Expenses.   Restaurant operating expenses increased $3.0 million to $20.1 million in 2004 from $17.1 million in 2003 (unaudited pro forma). The increase includes $2.0 million that was due to the opening of the Smith & Wollensky units in Dallas, Texas, Houston, Texas and Boston, Massachusetts. The remaining increase is related to certain costs that are directly related to the increased sales volume such as credit card charges of approximately $360,000, increases in property and liability insurance premiums of approximately $161,000 and professional fees of approximately $281,000 at the units open the entire period. Restaurant operating expenses as a percentage of consolidated restaurant sales decreased to 16.3% for 2004 from 16.5% in 2003.

Occupancy and Related Expenses.   Occupancy and related expenses increased $638,000 to $6.5 million in 2004 from $5.9 million in 2003 (unaudited pro forma), primarily due to the combined increase of $812,000 in occupancy and related expenses including real estate and occupancy taxes for the Smith & Wollensky units in Dallas, Texas, Houston, Texas and Boston, Massachusetts, and to a lesser extent, an increase in percentage of sales rent at applicable units. These increases were partially offset by a decrease of $369,000 due to the treatment of the lease in Las Vegas as a capital lease. Occupancy and related expenses as a percentage of consolidated restaurant sales decreased to 5.3% for 2004 from 5.6% for 2003.

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

Management Fee Income.   Management fee income remained constant at $1.2 million in 2004 and the 2003 (unaudited pro forma). We were notified by Plaza Operating Partners during October 2004 that it had sold the Plaza Hotel, the property in which ONEc.p.s, a restaurant we managed, was located. We were directed by the new owners to close the restaurant by January 1, 2005 and to advise the employees of ONEcps of the closing. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we no longer accrue additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

General and Administrative Expenses.   General and administrative expenses increased to $10.8 million in 2004 from $10.6 million in 2003 (unaudited pro forma). General and administrative expenses as a percent of consolidated restaurant sales decreased to 8.8% for 2004 from 10.3% for the 2003 results. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 6.6% for 2004 from 7.6% for the 2003 pro forma results. The increase in general and administrative expenses was primarily due to an increase in employee health benefits, travel expenditures related to the opening of two units in 2004 versus only one in 2003, and public relations. This increase was offset by the accrual of $525,000 in 2003 for the settlement of a legal action and, to a lesser extent, a decrease in professional fees and consulting expenses related to corporate matters.

Royalty Expense.   Royalty expense increased $364,000 to $1.8 million in 2004 from $1.4 million in 2003 (unaudited pro forma) due to the increase in sales of $6.5 million from our owned Smith & Wollensky units open for the comparable period together with a combined increase in sales of $11.7 million from our Smith & Wollensky unit in Dallas, Texas, which opened in March 2003, our unit in Houston, Texas, which opened in January 2004, and our unit in Boston, Massachusetts, which opened in September 2004.

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

With respect to management agreements, we were subject to the right of Plaza Operating Partners to terminate, at any time, the agreement relating to ONEc.p.s. We were notified by Plaza Operating Partners during October 2004 that it had sold the Plaza Hotel, the property in which ONEc.p.s, a restaurant we managed, was located. We were directed by the new owners to close the restaurant by January 1, 2005 and to advise the employees of ONEcps of the closing. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we no longer accrue additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

Pursuant to our lease agreement for Cité with Rockefeller Center North, Inc., Rockefeller Center may terminate the lease agreement if Mr. Stillman does not own at least 35% of the shares of each class of the tenants stock, or if there is a failure to obtain their consent to an assignment of the lease. We are currently in default with respect to these requirements, although Rockefeller Center has not given us notice of default. Rockefeller Center may also terminate the lease agreement if Mr. Stillman does not have effective working control of the business of the tenant. The default existing under the lease agreement for Cité could subject us to renegotiation of the financial terms of the lease, or could result in a termination of the lease agreement, which would result in the loss of the restaurant at this location. This event could have a material adverse effect on our business and our financial condition and results of operations. To date, none of the parties to the lease agreement has taken any action to terminate the agreement and management has no reason to believe that the agreement will be terminated.

On October 21, 2005, we received a notice of default from Rockefeller Center due to our failure to provide Rockefeller Center with gross income statements for Cité. We delivered to Rockefeller Center the requested gross income statements on November 15, 2005. No additional action has been taken by Rockefeller Center.

Impairment of Assets Impacted by Hurricane

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. We have insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W of New Orleans. We have recorded an impairment for certain assets of approximately $750,000 which represents an estimate of the maximum deductible which could be incurred under our insurance plan as well as an estimate of other impaired assets not believed to  be covered under our insurance plan. This amount is net of $100,000 of insurance proceeds that we have received to date. We have also written off approximately $160,000 in inventories that spoiled or were destroyed by Hurricane Katrina. We received advances of $350,000 for business interruption which is reflected in our consolidated statement of operations for the year ended January 2, 2006. We continue to work closely with our insurance carriers and claims adjusters to ascertain the full amount of damages. We are unable to determine when this restaurant will reopen. The failure to reopen our restaurant in New Orleans in the near future or the failure to collect an adequate amount of insurance proceeds could have a material adverse effect on our business, results of operations and financial condition.

Liquidity and Capital Resources

Cash Flows

We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash provided by operating activities amounted to  $2.3 million, $9.0 million and $4.1 million for the years ended January 2, 2006, January 3, 2005 and December 29, 2003, respectively. Net cash provided by operating activities for the year ended January 3, 2005 includes $2.4 million of tenant improvement allowances and $3.2 million of increased accounts payable and accrued expenses. For comparability purposes, cash flows from operations, after giving effect to the consolidation of the entity that owns Maloney & Porcelli pursuant to the adoption of FIN 46(R) on an unaudited pro forma basis, amounts to $5.4 million for fiscal 2003. See Pro forma within Item 7 under “Effect of FIN 46(R).’’

Net cash provided by / (used in) financing activities was ($15.1) million, $5.4 million and  ($1.1) million for the years ended January 2, 2006, January 3, 2005, and December 29, 2003, respectively. Net cash used in financing activities for the year ended January 2, 2006 includes $9.6 million in principal payments on long-term debt, $4.3 million of treasury stock purchased under the stock repurchase program, net proceeds of $64,000 from the exercise of options and distributions of $1.1 million to the minority interest in the consolidated variable interest entity. Net cash provided by financing activities for the year ended January 3, 2005 includes $4.0 million in proceeds from our line of credit facilities with Morgan Stanley Dean Witter Commercial Financial Services, Inc. (“Morgan Stanley”), $2.0 million in proceeds from the promissory note in favor of Hibernia National Bank (“Hibernia”), $1.5 million in proceeds from a sale and leaseback transaction, less $1.3 million of principal payments on long-term debt and distributions of $840,000 to the minority interest in the consolidated variable interest entity. Net cash used in financing activities for the year ended December 29, 2003 includes $1.2 million in principal payments on long-term debt. For comparability purposes, cash flows used in financing activities, after giving effect to the consolidation of the entity that owns Maloney & Porcelli pursuant to the adoption of FIN 46(R) on an unaudited pro forma basis, amounts to $1.7 million for fiscal 2003. See Notes to Consolidated Financial Statements, Note 2.

Net cash provided by / (used in) investing activities was $13.3 million, ($14.4) million, ($5.3) million for the years ended January 2, 2006, January 3, 2005 and December 29, 2003, respectively. During the fiscal year ended January 2, 2006, we used cash primarily to fund the maintenance capital expenditures of existing restaurants and the completion of the Smith & Wollensky in Boston. Net cash provided by investing activities for the fiscal year ended January 2, 2006 includes $19.3 million of net proceeds from the sale of the property of our Las Vegas restaurant. Total capital expenditures were $1.6 million, $14.8 million, and $9.3 million in 2005, 2004, and 2003, respectively. Other cash provided by / (used in) in investing activities consisted  primarily of net  purchases of investments of ($4.4) million for the year ended January 2, 2006, net proceeds from the sale of investments of $925,000 for the year ended January 3, 2005 and $4.3 million for the year ended December 29, 2003. For comparability purposes, cash flows used in investing activities, after giving effect to the consolidation of the entity that owns Maloney & Porcelli pursuant to the adoption of FIN 46(R) on an unaudited pro forma basis, amounts to $5.7 million for fiscal 2003. See Notes to Consolidated Financial Statements, Note 2.

Capital Expenditures

Total capital expenditures are expected to be approximately $3.4 million in fiscal 2006 and to consist of $1.0 million to refurbish and redesign the location where the Manhattan Ocean Club was located for a new concept, Quality Meats, a contemporary American restaurant that we expect to open in the second quarter of 2006, approximately $1.0 million directly related to initial design and construction costs for the proposed new Wollensky’s Grill restaurant concept and $1.4 million in maintenance capital expenditure in respect of existing restaurants. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2007 with the launch of our first free-standing Grill. We plan to open total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units.

Our cash investment for each of our owned Smith & Wollensky restaurants open as of January 2, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2007, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet, will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses.  The estimate of the amount of cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

Indebtedness

In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami Beach location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.4 million and $1.6 million at January 2, 2006 and January 3, 2005, respectively.

On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia. The $2.0 million was used by us for construction costs related to our Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At January 2, 2006, New Orleans was not in compliance with the financial covenant contained in the agreement. On March 27, 2006, a letter was signed by Hibernia waiving the covenants contained in our promissory note for the year ended January 2, 2006 and through January 1, 2007. We are currently in the process of amending the financial covenants contained in our promissory note with Hibernia. The balance of the promissory note was approximately $1.9 million and $2.0 million at January 2, 2006 and  January 3, 2005, respectively.

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

On January 27, 2006, we entered into a $5.0 million secured line of credit facility with Morgan Stanley (“Credit Agreement”). Under the Credit Agreement, we are the borrower and Dallas S&W, L.P., our subsidiary, and the Company are the Guarantors. The $5.0 million line can be used for general corporate purposes. We may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at our election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is guaranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and us.

Pursuant to the terms of our secured line of credit facility, we cannot declare or pay any dividends if any portion of this loan is outstanding.

Sale Lease-back Transactions.

On March 23, 2005, S&W of Las Vegas,  LLC (the  “Borrower”)  entered into a contract of sale (the “Las Vegas Agreement”) with  Metroflag  SW,  LLC (the “Buyer”). Pursuant to the Las Vegas Agreement, on May 23, 2005, (i) the Borrower assigned  to the Buyer its  existing  ground  lease (the “Existing  Lease”) in respect of the property  located at 3767 Las Vegas Boulevard  South, Las Vegas, Nevada  (the “Las Vegas Property”),  (ii) the Buyer  purchased  the Las Vegas Property pursuant to an option  contained in the  Existing  Lease and (iii) the Borrower entered into a lease-back lease (the “New Lease”) pursuant to which the Borrower is leasing the Las Vegas Property. The transaction closed on May 23, 2005. The aggregate purchase price was  $30.0  million  and was paid out as follows: (a) approximately $10.4 million to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30.0 million and the amount  paid to the fee owner/ground  lessor of the Las Vegas  Property  to the Borrower  (approximately $19.6 million). The Borrower received net proceeds from the transactions equal to approximately $19.3 million (after legal and other miscellaneous cost, but before taxes) and used approximately $9.2 million of the net proceeds from the transactions to repay existing indebtedness. The net gain on this transaction of approximately $13.5 million is being deferred and recognized as a reduction in rent expense and interest expense over the life of the New Lease. At January 3, 2005, we had a deferred tax asset of $9.8 million, which was fully reserved and included net operating  loss and tax  credit carryforwards of  approximately  $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. At January 2, 2006, we recorded a full valuation allowance against the total deferred tax asset of $10.6 million, due to the uncertainty of this benefit being realized in the future.

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

On December 23, 2004, Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P. (collectively, the “Lessees”), each a wholly-owned subsidiary of ours, entered into a Master Lease Agreement and related schedules (the “Lease”) with General Electric Capital Corporation, which subsequently assigned its rights, interests and obligations under the Lease to Ameritech Credit Corporation, d/b/a SBC Capital Services (“SBC”), pursuant to which SBC acquired certain equipment and then leased such equipment to the Lessees. The transaction enabled the Lessees to finance approximately $1.5 million of existing equipment. Subject to adjustment in certain circumstances, the monthly rent payable under the Lease is $31,000. The Lessees are treating this transaction as a sale-leaseback transaction with the lease being classified as a capital lease and the gain recorded on the sale of approximately $151,000 was deferred and is being recognized over the life of the Lease. The $1.5 million was used for construction costs related to the Smith & Wollensky restaurant in Boston. The monthly payments were calculated using an annual interest rate of approximately 7.2%. In connection with the transaction, we entered into a corporate guaranty on December 23, 2004 to guarantee the Lessees’ obligations under the Lease. The Lessees may after 48 months, and after giving 30 days notice, purchase back all the equipment listed under the Lease at a cost of approximately $405,000.

Future minimum capital lease payments at January 2, 2006 were as follows:

Fiscal year:	(in 000’s)
2006	$ 605
2007	605
2008	605
2009	605
2010	380
Thereafter	19,618
Total future capital lease payments	22,418
Less: amount representing interest	(14,530)
Present value of net minimum capital lease payments	7,888
Less: current portion	139
Long-term obligations under capital leases at January 2, 2006	$ 7,749

The remainder of the fixed minimum annual rental payments is being treated as an operating lease. See Notes to Consolidated Financial Statements, Notes 12 and 13

Liquidity

We believe that our cash, short-term and long-term investments on hand, projected cash flow from operations and funds available under our Credit Agreement should be sufficient to finance our redesign of the location where the Manhattan Ocean Club was located for a new concept, Quality Meats, and maintenance capital expenditures in respect of existing units and operations throughout 2006, as well as allow us to meet our debt service obligations under our loan agreements, including our approximately $1.9 million outstanding on our promissory note with Hibernia, and begin our planned expansion. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses or other events could cause us to seek alternative financing or reschedule our maintenance capital expenditure and expansion plans. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

Contractual Obligations

The following table discloses aggregate information as of January 3, 2005 about our contractual obligations and the periods in which payments in respect of the obligations are due:

Contractual Obligations:	Total	Less than 1 year	1- 3 years	3- 5 years	More than 5 years
Minimum royalty payments pursuant to the licensing agreement(1)	$ 4,800	$ 800	$ 1,600	$ 1,600	$ 800	(1)
Minimum distributions pursuant to the management agreement(2)	$ 2,880	$ 480	$ 960	$ 960	$ 480
Minimum payments on employment agreement(3)	$ 3,000	$ 600	$ 1,200	$ 1,200	$ —
Principal payments on long-term debt(3)	$ 3,315	$ 202	$ 1,100	$ 1,706	$ 307
Interest payments on long-term debt(3)(4)	$ 860	$ 281	$ 409	$ 125	$ 45
Payments under capital lease(3)(5)	$ 22,417	$ 605	$ 1,210	$ 985	$ 19,617
Minimum annual rental commitments(1)(3)(6)	$ 118,805	$ 5,877	$ 11,960	$ 11,384	$ 89,584
Total	$ 156,077	$ 8,845	$ 18,439	$ 17,960	$ 110,833

(1)          The license agreement is irrevocable and perpetual unless terminated in accordance with the terms of the agreement. See Notes to the Consolidated Financial Statements, Note 7.

(2)          See “Item 1. Business—Management Arrangements—Maloney & Porcelli.”

(3)          Please refer to the discussion in the “Liquidity and Capital Resources” section above and the Notes to Consolidated Financial Statements for additional disclosures regarding these obligations.

(4)          The average interest rate on long-term debt is approximately 6.7%.

(5)          Payments under capital lease include the annual fixed rental payments of $21.0 million for the Las Vegas Property, as well as total principal and interest payments of $1.4 million under the Lease with SBC. See Notes to Consolidated Financial Statements, Note 12.

(6)          Minimum annual rental commitments includes annual utility fees of $34,000 required by the lease of our corporate office.

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

Effect of New Accounting Standards

Effective October 6, 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB concluded in this FSP that rental costs associated with  ground or building operating leases that are incurred during a construction  period be expensed. FASB Technical Bulletin (FTB) No. 88-1,” Issues Relating to Accounting for Leases”, requires that rental costs associated with  operating leases be allocated on a straight-line basis in accordance with

FASB  Statement No. 13, Accounting  for  Leases,  and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction  period. As concluded, companies are required to apply the guidance for new leases entered into from this point on. We had a policy of capitalizing rent during the construction period and have changed that policy going forward. We do not believe that the adoption of this FSP will have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We believe the impact of this statement on our consolidated financial statements will be comparable to the proforma disclosure.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami Beach property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates as well as our fixed rate of indebtedness. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at January 2, 2006.

	Expected Maturity Date Fiscal Year Ended
Debt	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value January 2, 2006
	(Dollars in thousands)
Long-term variable rate	$ 56	$ 779	$ —	—	—	—	$ 835	$ 835
Average interest rate							7.0%
Long-term fixed rate	$ 146	$ 154	$ 167	$ 1,634	$ 72	$ 307	$ 2,480	$ 2,804
Average interest rate							6.6%
Total Debt							$ 3,315	$ 3,639

We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

Item 8.                        Financial Statements and Supplementary Data.

The information required by this Item 8 is set forth on pages F-1 to F-41 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)  under the Securities  Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In  connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our “disclosure controls and procedures” were not effective based on the restatement described below.

Restatement of Previously Issued Financial Statements

On April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift  certificates that were sold and deemed to have expired and not redeemed during fiscal 2001 and fiscal 2002. In addition, it was also determined that we had not properly recorded expenses related to certain promotions that we ran from fiscal 2000  through  fiscal  2004,  for which gift  certificates  were issued at either a full or partial  discount. These expenses should have been included in the financial statements for the fiscal years ended January 1, 2001, December 31, 2001,  December 30, 2002 and December 29, 2003, which were included in our Annual  Report on Form 10-K for the fiscal year ended  December 29, 2003, and in our Quarterly  Report on Form 10-Q for the quarterly  periods ended March 29, 2004, June 28, 2004 and September 27, 2004, and therefore a restatement of our financial statements for the periods  referenced  above was required. The total impact of this restatement on our financial statements was to increase our accumulated deficit at December 31, 2001 by $590,000, increase our net loss for the fiscal year ended December 30, 2002, by $66,000, or $.01 per share, and increase our net loss for the fiscal year ended December 29, 2003 by $83,000, or $.01 per share. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements. This Annual Report on Form 10-K for the fiscal year ended January 2, 2006 reflects the changes for the quarterly results for the fiscal year ended 2004. We restated our annual  results for the fiscal years ended  January 1, 2001,  December 31, 2001, December 30, 2002 and  December  29, 2003 in our Annual  Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005.

Remediation of Material Weaknesses

During the first quarter of fiscal 2005, to remedy the material weakness in our internal control over financial  reporting,  we established procedures to specifically track every gift certificate sold and  redeemed  in  order to recognize any potential expenses and the deferred  revenue in the  appropriate periods. These procedures were implemented at the beginning of the second quarter of 2005. We are in the process of monitoring the effectiveness of these controls.

Changes in Internal Controls

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2005 that has materially  affected, or is  reasonably  likely to  materially  affect,  our  internal  controls  over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Identification of Directors and Executive Officers

The information under the headings “Proposal One Election of Three Class II Directors” and “Executive Officer,” in our 2006 Proxy Statement is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement is incorporated herein by reference.

Code of Business Conduct and Ethics

Our Board of Directors has adopted the Smith & Wollensky Restaurant Group, Inc. Code of Business Conduct and Ethics, which applies to all of our employees and directors, including our Chief Executive Officer, Chief Financial Officer, who is our principal financial officer, and our Director of Financial Reporting, who is our principal accounting officer. The text of this code of ethics is posted in the Investor Relations section of our website located at http://www.smithandwollensky.com. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose any reportable waivers, if and when granted, of our Code of Business Conduct and Ethics in the Investor Relations section of our website located at www.smithandwollensky.com.

Item 11.                 Executive Compensation.

The information under the headings “Proposal One Election of Three Class II Directors—Director Compensation” and “Executive Compensation” in our 2006 Proxy Statement is incorporated herein by reference.

Item 12.                 Securtiy Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

The information under the heading “Certain Relationships and Related Transactions” in our 2006 Proxy Statement is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services.

The information under the heading “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as a part of this Annual Report on Form 10-K:

(1)          Financial Statements.—See Index to Consolidated Financial Statements on page F-1 of this

                           Form 10-K.

(2)   Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(3)          Exhibits—See exhibits listed in the accompanying Index to Exhibits. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
By:	/s/ ALAN N. STILLMAN
	Name:	Alan N. Stillman
	Title:	Chief Executive Officer (Principal Executive Officer)
	Date:	April 3, 2006
By:	/s/ SAMUEL GOLDFINGER
	Name:	Samuel Goldfinger
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
	Date:	April 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN N. STILLMAN	Chairman of the Board, Chief Executive Officer	April 3, 2006
and Director (Principal Executive Officer)
/s/ SAMUEL GOLDFINGER	Chief Financial Officer, Executive Vice President of	April 3, 2006
Finance, Secretary and Treasurer Principal Financial
and Accounting Officer)
/s/ EUGENE I. ZURIFF	President and Director	April 3, 2006
/s/ RICHARD A. MANDELL	Director	April 3, 2006
/s/ THOMAS H. LEE	Director	April 3, 2006
/s/ JACOB BERMAN	Director	April 3, 2006
/s/ ROBERT D. VILLENCY	Director	April 3, 2006
/s/ JOSEPH E. PORCELLI	Director	April 3, 2006

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of January 2, 2006 and January 3, 2005	F-4
Consolidated Statements of Operations for the fiscal years ended January 2, 2006, January 3, 2005 and December 29, 2003	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 2, 2006, January 3, 2005 and December 29, 2003	F-6
Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2006, January 3, 2005 and December 29, 2003	F-7
Notes to Consolidated Financial Statements	F-8-F-41
Schedule II. Valuation and Qualifying Accounts	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Smith & Wollensky Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of January 2, 2006 and January 3, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of January 2, 2006 and January 3, 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In fiscal 2004, as required by FASB Interpretation No. 46 (R) as discussed in Note 2, the Company has consolidated in the operations of a managed restaurant that the Company does not own.

/s/ BDO SEIDMAN, LLP
New York, New York
March 17, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Smith & Wollensky Restaurant Group, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries for the year ended December 29, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries for the year ended December 29, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 23 to the accompanying consolidated financial statements, the Company has restated the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 29, 2003 and the accumulated deficit as of December 30, 2002.

KPMG, LLP
New York, New York
March 17, 2004, except as to Note 23 which is as of April 26, 2005

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
(dollar amounts in thousands, except share data)

	January 2, 2006	January 3, 2005
Assets
Current assets:
Cash and cash equivalents	$2,362	$1,821
Short-term investments	265	195
Accounts receivable, less allowance for doubtful accounts of $42 and $78 at January 2, 2006 and January 3, 2005, respectively	549	576
Credit card receivable, net.	1,990	1,438
Due from managed units	750	352
Merchandise inventory	4,589	5,139
Prepaid expenses and other current assets	1,486	1,103
Total current assets	11,991	10,624
Property and equipment, net	59,633	73,253
Goodwill	6,886	6,886
Licensing agreement, net	3,471	3,637
Long-term investments	4,417	—
Other assets	4,208	4,728
Total assets	$90,606	$99,128
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$202	$3,329
Current portion of obligations under capital lease	139	—
Current portion of deferred gain	365	—
Due to managed units	538	674
Accounts payable and accrued expenses	13,578	15,064
Total current liabilities	14,822	19,067
Obligations under capital leases	7,749	11,624
Deferred gain on sales leasebacks	12,958	—
Long-term debt, net of current portion	3,113	9,611
Deferred rent	9,133	8,647
Total liabilities	47,775	48,949
Interest in consolidated variable interest entity	(668)	(572)
Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01; authorized 40,000,000 shares; 8,663,519 and 9,378,349 shares issued and outstanding at January 2, 2006 and January 3, 2005, respectively)	94	94
Additional paid-in capital	70,066	70,002
Accumulated deficit	(22,503)	(19,427)
Accumulated other comprehensive income	143	82
Treasury stock, 927,114 shares at January 2, 2006, at cost	(4,301)	—
	43,499	50,751
Total liabilities and stockholders’ equity	$90,606	$99,128

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts)
Years ended January 2, 2006, January 3, 2005, and December 29, 2003

	January 2, 2006(a)	January 3, 2005(a)	December 29, 2003
Consolidated restaurant sales	$125,447	$123,132	$93,326
Cost of consolidated restaurant sales:
Food and beverage costs	38,021	38,709	29,405
Salaries and related benefit expenses	37,112	35,915	26,405
Restaurant operating expenses	21,257	20,105	15,349
Occupancy and related expenses	7,609	6,489	5,073
Marketing and promotional expenses	4,976	5,332	3,719
Depreciation and amortization expenses	4,778	4,312	3,798
Impairment of assets impacted by hurricane, net	750	—	—
Write-down of renovated restaurant assets	314	—	—
Total cost of consolidated restaurant sales	114,817	110,862	83,749
Income from consolidated restaurant operations	10,630	12,270	9,577
Management fee income	994	1,192	2,118
Income from consolidated and managed restaurants	11,624	13,462	11,695
General and administrative expenses	10,195	10,786	10,620
Royalty expense	1,830	1,782	1,418
Operating income (loss)	(401)	894	(343)
Interest expense	(1,092)	(1,401)	(991)
Amortization of deferred debt financing costs	(61)	(112)	(59)
Interest income	116	2	99
Interest expense net of interest income	(1,037)	(1,511)	(951)
Loss before provision for income taxes	(1,438)	(617)	(1,294)
Provision for income taxes	654	225	206
Loss before income of consolidated variable interest entity	(2,092)	(842)	(1,500)
Income of consolidated variable interest entity	(984)	(1,198)	—
Net loss	$(3,076)	$(2,040)	$(1,500)
Net loss per share—basic and diluted	$(0.33)	$(0.22)	$(0.16)
Weighted average common shares outstanding:
Basic and diluted	9,263,673	9,377,223	9,364,075

(a)           Includes the accounts and results of the entity that owns Maloney & Porcelli (“M&P”) as a direct result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN46(R)”). See Note 2.

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(dollar amounts in thousands)
Years ended January 2, 2006, January 3, 2005, and December 29, 2003

					Accumulated
					other
	Common Stock		Additional	Accumulated	comprehensive	Treasury stock		Stockholder’s
	Shares	Amount	paid-in capital	Deficit	income (loss)	Shares	Amount	equity
Balance at December 30, 2002	9,354,266	$94	$69,854	$(15,887)	—	—	—	$54,010
Stock options exercised, net of tax benefit	21,983	—	86	—	—	—	—	86
Comprehensive income on investments, net of tax effect	—	—	—	—	67	—	—	67
Net loss	—	—	—	(1,500)	—	—	—	(1,500)
Total comprehensive loss	—	—	—	—	—	—	—	(1,433)
Balance at December 29, 2003	9,376,249	$94	$69,940	$(17,387)	$16	—	—	$52,663
Stock options exercised, net of tax benefit	2,100	—	12	—	—	—	—	12
Stock based compensation	—	—	50	—	—	—	—	50
Comprehensive income on investments, net of tax effect	—	—	—	—	66	—	—	66
Net loss(a)	—	—	—	(2,040)	—	—	—	(2,040)
Total comprehensive loss(a)	—	—	—	—	—	—	—	(1,974)
Balance at January 3, 2005(a)	9,378,349	$94	$70,002	$(19,427)	$82	—	—	$50,751
Stock options exercised, net of tax benefit	212,284	—	64	—	—	—	—	64
Treasury stock purchases (1)(2)(3).	(927,114)	—	—	—	—	927,144	(4,301)	(4,301)
Comprehensive income on investments, net of tax effect	—	—	—	—	61	—	—	61
Net loss	—	—	—	(3,076)	—	—	—	(3,076)
Total comprehensive loss(a)	—	—	—	—	—	—	—	(3,015)
Balance at January 2, 2006(a)	8,663,519	$94	$70,066	$(22,503)	$143	927,144	$(4,301)	$43,499

(a)              Includes the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN46(R). See Note 2

(1)             On May 24, 2005, SWRG announced that the Board of Directors of the Company had authorized a stock repurchase program under which 1.0 million shares of the Company’s outstanding common stock were authorized to be acquired in the open market over the 18 months following such authorization at the direction of management.

(2)             On August 30, 2005, SWRG signed a Separation Agreement with James M. Dunn, its former President and General Manager of the Smith & Wollensky in Boston. As part of the Seperation Agreement SWRG agreed to purchase any shares of common stock that Mr. Dunn was to receive upon the exercise of his stock options at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, SWRG purchased 158,667 shares of common stock from Mr. Dunn. This purchase resulted in a compensation expense of $336.

(3)             On November 16, 2005, SWRG purchased 41,000 shares of common stock from Alan M. Mandel, its former Chief Financial Officer. This resulted in a compensation expense of $72.

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(dollar amounts in thousands)
Years ended January 2, 2006, January 3, 2005, and December 29, 2003

	January 2, 2006(a)	January 3, 2005(a)	December 29, 2003
Cash flows from operating activities:
Net loss	$(3,076)	$(2,040)	$(1,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,216	4,694	4,219
Amortization of debt discount	61	112	59
Impairment of assets impacted by hurricane, net	750	—	—
Write-down of renovated restaurant assets	314	—	—
Deferred gain on sale leaseback	(227)	—	—
Stock based compensation	—	50	—
Deferred rent	220	140	20
Tenant improvement allowances	266	2,375	375
Accretive interest on capital lease obligation	51	133	93
Income of consolidated variable interest entity	984	1,198	—
Consolidation of variable interest entity	—	284	—
Changes in operating assets and liabilities:
Accounts receivable	(924)	316	(837)
Merchandise inventory	550	(390)	(1,011)
Prepaid expenses and other current assets	(432)	(258)	736
Other assets	208	(812)	(425)
Accounts payable and accrued expenses	(1,623)	3,164	2,394
Net cash provided by operating activities	2,338	8,966	4,123
Cash flows from investing activities:
Purchase of property and equipment	(1,578)	(14,789)	(9,262)
Purchase of nondepreciable assets	—	(114)	(145)
Purchase of investments	(8,174)	—	(3,446)
Proceeds from sale of investments	3,750	925	7,777
Proceeds from sale of property	19,321	—	—
Payments under licensing agreement	—	(457)	(224)
Cash flows provided by (used in) in investing activities	13,319	(14,435)	(5,300)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,000	—
Proceeds from issuance of short-term debt	—	2,000	—
Proceeds from capital lease obligations	—	1,500
Principal payments of long-term debt	(9,625)	(1,280)	(1,169)
Principal payments of capital lease obligations	(174)	—	—
Net proceeds from exercise of options, net of tax benefit	64	12	86
Purchase of treasury stock	(4,301)	—	—
Distribution to owners of consolidated variable interest entity	(1,080)	(840)	—
Cash flows provided by (used in) financing activities	(15,116)	5,392	(1,083)
Net change in cash and cash equivalents	541	(77)	(2,260)
Cash and cash equivalents at beginning of year	1,821	1,898	4,158
Cash and cash equivalents at end of year	$2,362	$1,821	$1,898
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,151	$1,315	$1,025
Income Taxes	$440	$58	$213
Noncash investing and financing activities:
Assets under capital lease	$8,064	$9,544	$8,044
Obligations under capital lease	$7,888	$11,624	$9,991
Capitalization of deferred rent	$—	$227	$1,424

(a)              Includes the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN46(R). See Note 2

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005
(in thousands, except shares and per share/unit amounts)

(1) Organization and Description of Business

The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, “SWRG” or the “Company”) operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At January 2, 2006, SWRG owned and operated eleven restaurants, including nine Smith & Wollensky restaurants, and managed three restaurants. In addition, SWRG owns the Smith & Wollensky unit in New Orleans, Louisiana, which was temporarily closed on August 29, 2005 due to Hurricane Katrina. At this time, SWRG is unable to determine when this restaurant will reopen. SWRG also owns its new concept, Quality Meats, a contemporary American restaurant that is located in the space previously occupied by the Manhattan Ocean Club and is scheduled to open in the second quarter of 2006.

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

On May 24, 2005, SWRG announced that the Board of Directors of the Company had authorized a stock repurchase program under which one million shares of the Company’s outstanding common stock were authorized to be acquired in the open market over the 18 months following such authorization at the direction of management.  At January 2, 2006, SWRG had acquired 927,114 shares of Company common stock that have been recorded as treasury stock.

(2) Effect of FIN 46(R) (unaudited)

In accordance with FIN 46(R), SWRG’s consolidated financial statements for the fiscal years ended January 2, 2006 and January 3, 2005 include the accounts and results of the entity that owns Maloney & Porcelli (“M&P”). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”). For comparability purposes, the accounts and results of M&P for the fiscal year ended December 29, 2003 are included on an unaudited pro forma basis in the table below. FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked the right to receive the expected residual returns of the entity if they were to occur.

In connection with the adoption of FIN 46(R), SWRG’s net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed SWRG’s current assets by $199 and $185, non-current assets by $82 and $168, current liabilities by $555 and $499, and non-current liabilities by $401 and $427 at January 2, 2006 and January 3, 2005, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $11,737 and $11,501, and increased restaurant operating costs by $9,703 and $9,175 for the fiscal years ended January 2, 2006 and January 3, 2005, respectively.

For comparability purposes, the unaudited accounts and results for fiscal 2003 are being presented in the table below on an unaudited pro forma basis to give effect to the consolidation of the entity that owns Maloney & Porcelli, pursuant to the adoption of FIN 46(R).

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

(3) Summary of Significant Accounting Policies

(a) Reporting Period

SWRG utilizes a 52-or 53-week reporting period ending on the Monday nearest to December 31st. The fiscal year ended January 3, 2005 (fiscal 2004) consisted of 53-weeks and the fiscal years ended January 2, 2006, (fiscal 2005), and December 29, 2003 (fiscal 2003) each consisted of 52-week reporting periods.

(b)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SWRG after elimination of all material intercompany balances and transactions. In accordance with FIN 46(R), SWRG’s consolidated financial statements for the fiscal years ended January 2, 2006 and January 3, 2005 include the accounts and results of the entity that owns M&P.

(c)  Cash and Cash Equivalents

SWRG had cash and cash equivalents of $2,362 and  $1,821 as of January 2, 2006 and January 3, 2005, consisting of cash and overnight repurchase agreements and certificates of deposit with an initial term of less than three months as of January 2, 2006 and January 3, 2005, respectively.

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

(g)  Investment Securities

Investment securities at January 2, 2006 consist of debt and equity securities. Investment securities at January 3, 2005 consist of equity securities. SWRG classifies its debt and equity securities as available for sale securities. The securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as ‘accumulated other comprehensive income’ as a separate component of stockholder’s equity until realized. There were no material unrealized holding gains or losses as of January 2, 2006 and January 3, 2005. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

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

(h) Property and Equipment

Property and equipment is stated at cost. Landlord allowances for leasehold improvements, furniture, fixtures and equipment are recorded as a liability and amortized as a reduction of rent expense. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements and rights are amortized on the straight-line basis over the shorter of the lease term (assuming renewal options) or the estimated useful life of the asset. Any rent expense incurred during the construction period was capitalized as a part of leasehold improvements and is amortized on a straight-line basis from the date operations commence over the remaining life of the lease, which includes the renewal period. For any leases entered into after September 15, 2005, SWRG will be expensing these costs in conjunction with FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. The estimated useful lives are as follows:

Building and building improvements	30 years
Machinery and equipment	5 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of useful lives or length of lease
Leasehold rights	25 years

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

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

For fiscal 2005, the fair value of the single reporting unit is in excess of the recorded carrying value.

(k)  Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SWRG recorded an impairment of $750, net of insurance proceeds for the assets of its Smith & Wollensky in New Orleans, which were damaged by Hurricane Katrina during the year ended January 2, 2006. SWRG also recorded a write down of $314 for the year ended January 2, 2006 for the assets of the Manhattan Ocean Club, a restaurant that was closed on December 31, 2005 and is being renovated into a new concept. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Costs attributable to a sale and licensing agreement (the “Licensing Agreement”) entered into in 1996 consisted of a $2,500 payment (plus any payments made upon the opening of additional units) and legal fees paid by SWRG to acquire the rights and license to use the names “Smith & Wollensky” and “Wollensky’s Grill” (collectively, the “Names”) as described in Note 7. The Licensing Agreement exists in perpetuity and the original $2,500 payment is being amortized over the thirty year estimated useful life of

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

the Names, using the straight-line method. Any payments made upon the opening of additional units are being amortized over the lesser of the life of the lease, including the renewal period, or the remaining useful life of the Names, using the straight-line method. The net balance as of January 2, 2006 was $3,471.

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

Amortization expense of intangible assets aggregated $176, $185 and $351 in fiscal 2005, 2004 and 2003, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

(l)   Deferred Rent

SWRG records rental expense on a straight-line basis from the date that SWRG takes control of the premises over the lease term, including renewal periods. Any difference between the calculated expense and the amounts actually paid are reflected as a deferred rent liability in the consolidated balance sheets. SWRG also includes in deferred rent liability landlord allowances for leasehold improvements, furniture, fixtures and equipment. These amounts are amortized on a straight-line basis from the date that SWRG takes control of the premise over the lease term, including renewal periods. Any rent expense incurred during the construction period was capitalized as a part of leasehold improvements and is amortized on a straight-line basis from the date operations commence over the remaining life of the lease, which includes the renewal period. Starting in the first reporting period after September 15, 2005, SWRG will be expensing these costs in conjunction with FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”.

(m)                Marketing and Promotional Expenses

Marketing and promotional expenses in the accompanying consolidated statements of operations include advertising expenses of  $1,860, $2,289 and $1,323 for fiscal 2005, 2004, and 2003, respectively. Marketing and promotional costs are recorded as expense over the period receiving the promotional benefit within the fiscal year.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

(n) Pre-Opening Costs

Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

(o)  Debt Financing Costs

Deferred debt financing costs, which were included in other assets (see Note 9), relate to costs incurred in connection with bank borrowings and other long-term debt and are amortized over the term of the related borrowings. Amortization expense of deferred financing costs was $ 61, $112 and $59 in fiscal 2005, 2004 and  2003, respectively.

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

(q)  Stock Option Plan

SWRG applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 (“FIN 44”), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SWRG has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Options given to a board member who was also a consultant of SWRG became variable options under FIN 44. SWRG took an  initial  non-cash  compensation  charge and will continue to record such charges, or revenues, associated with the change in fair value of the stock  underlying these options through the earlier of their exercise,  forfeiture or expiration  dates. The change in fair value of these options resulted in an immaterial compensation expense for the fiscal year ended January 2, 2006 and a compensation expense of $50 for the fiscal year ended January 2, 2005.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

The following table illustrates the effect on the net loss as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	January 2, 2006(a)	January 3, 2005(a)	December 29, 2003
Net loss, as reported	$(3,076)	$(2,040)	$(1,500)
Add (deduct) stock-based employee compensation expense included in reported net loss	—	(38)	50
Add (deduct) total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(335)	(335)	(274)
Pro forma net loss	$(3,411)	$(2,413)	$(1,724)
Per common share-basic and diluted
Pro forma net loss per share	$(0.37)	$(0.26)	$(0.18)
Pro forma Weighted average common shares outstanding:
Basic and diluted	9,263,673	9,377,223	9,364,075

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN46(R). See Note 2

The per share weighted-average fair value of stock options granted from fiscal 2001 to fiscal 2005 range from $1.77 to $3.45 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free rate ranging from 3.9% to 4.9%, expected stock volatility ranging from 32% to 50% and an expected life ranging from five to seven years.

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

(s)  Fair Value of Financial Instruments

The carrying value of SWRG’s accounts receivable and accounts payable approximate their fair values based on the short-term nature of such items. The carrying value of the mortgage included in long-term debt approximates fair value since the interest rate is variable at terms currently available to SWRG. The fair value of the term loans and promissory notes was estimated using a discounted cash flow analysis based on SWRG’s incremental borrowing rate. The fair value of the term loans and promissory note at January 2,

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

2006 was approximately $3,640. Fair value of investments is determined by the most recently traded price of each security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

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

(w) Effect of New Accounting Standards

Effective October 6, 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB concluded in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. FASB Technical Bulletin (FTB) No. 88-1,”Issues Relating to Accounting for Leases”, requires that rental costs  associated  with  operating leases be allocated on a  straight-line basis in accordance with FASB Statement No. 13, Accounting  for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As concluded, companies are required to apply the guidance for new leases entered into from this point on. SWRG had a policy of capitalizing rent during the construction period and as of the adoption of this FSP has changed that policy for future leases. SWRG’s current policy is to expense rent during the construction period. SWRG does not believe that the adoption of this FSP will have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting  Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB  Statement  No. 3”. This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. SWRG does  not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. SWRG believes the impact of this statement on our consolidated financial statements will be comparable to the proforma disclosure.

(x)  Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform them to current presentation.

(4) Net Loss Per Common Share

SWRG calculates earnings (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share are computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per common share for fiscal 2005, fiscal 2004 and fiscal 2003 are the same as basic net loss per common share due to the antidilutive effect of the exercise of stock options. Such options amounted to 322,023, 449,223 and 326,153 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

The following table sets forth the calculation for earnings per share on a weighted average basis:

	January 2, 2006(a)	January 3, 2005(a)	December 29, 2003
Numerator:
Net loss available to common stockholders	$(3,076)	$(2,040)	$(1,500)

	Total Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares
Denominator:
Conversion of Preferred Stock on May 23, 2001	1,448,499	1,448,499	1,448,499	1,448,499
Beginning Common Shares	3,083,930	3,083,930	3,083,930	3,083,930
Initial Public Offering on May 23, 2001	4,750,000	4,750,000	4,750,000	4,750,000
Warrants exercised on June 14, 2001	71,837	71,837	71,837	71,837
Weighted average common shares outstanding:
Options exercised during 2003	21,983	21,983	21,983	9,809
Options exercised during 2004	2,100	2,100	974	—
Options exercised during 2005	212,284	66,710	—	—
Treasury Stock purchases during 2005(1)(2)(3).	(927,114)	(181,386)	—	—
Basic and diluted(4)		9,263,673	9,377,223	9,364,075
Per common share—basic and diluted:
Net loss available to common stockholders		$(0.33)	$(0.22)	$(0.16)

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN46(R). See Note 2

(1)         On May 24, 2005, SWRG announced that the Board of Directors of the Company had authorized a stock repurchase program under which 1.0 million shares of the Company’s outstanding common stock were authorized to be acquired in the open market over the 18 months following such authorization at the direction of management.

(2)         On August 30, 2005, SWRG signed a Separation Agreement with James M. Dunn, the former President and General Manager of the Smith & Wollensky in Boston. As part of the Separation Agreement,  SWRG agreed to purchase any shares of common stock that Mr. Dunn was to receive upon the exercise of his stock options at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, SWRG purchased 158,667 shares of common stock from Mr. Dunn. This purchase resulted in a compensation expense of $336.

(3)         On November 16, 2005, SWRG purchased 41,000 shares of common stock from Alan M. Mandel, its former Chief Financial Officer. This resulted in a compensation expense of $72.

(4)         Dilutive shares and basic shares are the same due to the antidilutive effect of the exercise of stock options.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

SWRG  excluded  options to purchase  approximately 55,461, 128,941 and 53,082 shares of common stock, for the fiscal years ended January 2, 2006, January 3, 2005 and December 29, 2003, respectively, because  they are  considered anti-dilutive.

(5) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and equity securities by major security type and class of security at January 2, 2006 and January 3, 2005 were as follows:

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At January 2, 2006:
Available for sale-short-term:
Equity securities	$118	147	—	$265
	$118	147	—	$265
At January 2, 2006:
Available for sale long-term:
Corporate debt securities	$4,175	—	—	$4,175
Equity securities	250	—	(8)	242
	$4,425	—	(8)	$4,417
At January 3, 2005:
Available for sale-short-term:
Equity securities	$113	82	—	$195
	$113	82	—	$195

Maturities of debt securities classified as available for sale were as follows at January 2, 2006:

	Amortized Cost	Fair value
Available for sale:
Due after one year through five years	$—	$—
Due after five years through thirty years	4,175	4,175
Equity securities	250	242
	$4,425	$4,417

Proceeds from the sale of investment securities available for sale were $3,750, $925 and  $7,777 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively and gross realized gains (losses) included in general and administrative expenses in fiscal 2004 and fiscal 2003 were $20 and  ($53), respectively.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

(6) Property and Equipment

Property and equipment consists of the following:

	Jan. 2, 2006	Jan. 3, 2005
Land	$3,218	$11,262
Building and building improvements	6,339	7,317
Machinery and equipment	14,074	13,312
Furniture and fixtures	8,347	8,730
Leasehold improvements	52,955	57,552
Leasehold rights	3,376	3,376
Construction-in-progress	99	—
	88,408	101,549
Less accumulated depreciation and amortization	28,775	(28,296)
	$59,633	$73,253

Leasehold improvements include $6,564 of assets under capital lease and machinery and equipment includes $1,500 of assets under capital lease as of January 2, 2006. Included in land at January 3, 2005 was $8,044 of assets under capital lease that were sold on May 23, 2005 (see Note 12). Depreciation and amortization expense of property and equipment was $5,036, $4,509 and $3,868 in fiscal 2005, 2004 and 2003, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. In connection with SWRG’s assets under construction in 2004 SWRG capitalized $123 of interest costs in accordance with SFAS No. 34, Capitalization of Interest Cost. There was no interest capitalized in 2005.

On August 29, 2005 SWRG closed its Smith & Wollensky in New Orleans due to damages that it sustained from Hurricane Katrina. SWRG has a write-down of the impaired net property and equipment of $750, net for the estimated damages to the building. This estimate is net of $100 of insurance proceeds SWRG has received related to content coverage but does not reflect any potential future insurance recovery. SWRG is currently unable to determine when or if it will receive any additional insurance proceeds. At this time, SWRG is unable to determine when it’s restaurant in New Orleans will reopen and SWRG is currently evaluating its options.

On January 1, 2006 SWRG closed the Manhattan Ocean Club and began renovations for its new concept, Quality Meats, expected to open in the second quarter of 2006. The write-down of the impaired net property and equipment of MOC was approximately $302 for the fiscal year ended January 2, 2006.

(7) Licensing Agreement

On August 16, 1996, SWRG entered into a Licensing Agreement with St. James Associates (“St. James”), the owner of the Smith & Wollensky restaurant in New York. St. James is an entity related through common management and ownership (see Note 19).

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

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

On January 19, 2006, SWRG (the “Licensee”), signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “Amended Licensing Agreement”), with St. James Associates, L.P. (the “Licensor”), which provides for, among other things, a reduced licensing fee only for the opening of Grills that are less than 9,000 square feet. Pursuant to the Amended Licensing Agreement, the one-time opening fee paid to the Licensee for each new additional Wollensky’s Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the original licensing agreement. In addition, the annual royalty fee (“Grill Royalty Fee”) will be reduced from 2% to 1% for annual sales from Wollensky’s Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the original licensing agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills.

There are future minimum royalty payments relating to clauses (ii) and (iii) of the second paragraph of this Note 7, which are as follows:

Fiscal year:
2006	$800
2007	800
2008	800
2009	800
2010	800
2011 and each year thereafter	800

During fiscal 2004, SWRG paid $457, in connection with the opening of the Smith & Wollensky units in Houston, Texas and Boston, Massachusetts in fiscal 2004. Amortization expense for licensing agreements was $166, $158 and $144 in fiscal 2005, 2004 and 2003, respectively.

(8) Management Agreements

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

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

The Maloney Agreement requires that SWRG make the following minimum distributions to the restaurant owner, after payment of SWRG’s management fee:

Fiscal year:
2006	$480
2007	480
2008	480
2009	480
2010	480
2011	480

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

SWRG managed the operations of the ONEc.p.s. restaurant, located in the Plaza Hotel, New York, pursuant to the terms of a restaurant management agreement between Plaza Operating Partners, Ltd. (“Owner”) and Parade 59 Restaurant, LLC (“Manager”), an entity SWRG controls, dated September 7, 2000 (the “ONEc.p.s. Agreement”). SWRG paid $500 for the right to provide these management services.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

Under the provisions of the ONEc.p.s. Agreement, SWRG was to receive a management fee equal to the sum of 4% of the gross revenues recognized from services provided at ONEc.p.s plus an additional fee, as set forth in the ONEc.p.s. agreement. The ONEc.p.s. Agreement would have expired on September 12, 2010 and could have been terminated by the restaurant owner (i) if SWRG failed to meet the agreement’s performance goals, (ii) at any time, upon 90 days’ notice to SWRG and the payment of a fee, determined by a formula in the ONEc.p.s. Agreement, which allows for a maximum payment to SWRG of four years of additional management fees or (iii) at any time, if the person who controls SWRG’s day-to-day operations or has overall control and decision making authority, is replaced by means other than in the ordinary course of SWRG’s business operations. The ONEc.p.s. Agreement could have been terminated by Plaza Operating Partners, Ltd. at any time immediately upon notice to us, due to the fact that pre-opening costs, as defined, exceeded $5,250.

As of September 30, 2002, SWRG had contributed $500 for the right to provide management services for the ONEc.p.s restaurant and had contributed, since the restaurants inception in September 2000, approximately $924 of additional funding for this restaurant. Under the terms of the agreement, SWRG was to be repaid for the additional funding they had provided. SWRG recorded a reserve of $300 in 2001 based on its determination that, at the time, part of the receivable might not be recoverable. During the third quarter ended September 30, 2002, SWRG determined that the carrying value of the management contract was impaired and the remaining investment of $398 was written off. In the fourth quarter of 2002, SWRG reached an agreement with Plaza Operating Partners, Ltd. in October 2002 and collected $300 as its share of the additional funding for operating losses. During the three months ended September 30, 2002, SWRG recorded an additional write-off of $324 for the remaining portion of the receivable.

On December 31, 2003, SWRG and Manager, amended the ONEc.p.s. Agreement with Owner. Effective January 1, 2004, Owner agreed to pay Manager $50 per quarter as a minimum base management fee. The minimum base management fee was to be credited against any management fee that Manager earned under the ONEc.p.s Agreement. This amendment also gave either party the right to fund or refuse to fund any necessary working capital requirements. Plaza Operating Partners agreed to fund the cash requirements of ONEc.p.s. until October 16, 2004, the date that SWRG was notified that the Plaza Hotel was sold, the property in which ONEc.p.s was located, and the date the Plaza Operating Partners directed us to advise the employees of ONEc.p.s. of the closing. SWRG funded the cash requirements of ONEc.p.s. until January 1, 2005 the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, SWRG informed certain of its employees that ONEc.p.s. would close effective January 1, 2005. As a result, SWRG no longer accrues additional quarterly management fees under its agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

On December 22, 2004, Parade 59 Restaurant, LLC (“Parade”), a wholly owned subsidiary of SWRG that managed the ONEc.p.s. restaurant in the Plaza Hotel,  filed suit against  Plaza Operating Partners, Ltd, ELAD   Properties NY, LLC and CPS1 Realty, LP (collectively the “Defendants”) alleging that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel, guest, room and credit account charges to Parade, and (3) failed to pay termination obligations to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments,

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

(2) breached a  memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3,500. CPS1 Realty, LP and ELAD Properties NY, LLC (the “CPS 1 Defendants”) subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the management agreement was terminated as a result of Parade’s default under the management agreement. On September 30, 2005, the CPS1 Defendants served a motion for summary judgment seeking judgment on their claim that the management agreement was terminated as a result of Parade’s default. SWRG believes that it will likely prevail in the counterclaims and that the risk of material loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, SWRG’s financial position, results of operations and cash flows could be adversely affected.

SWRG is subject to various covenants and operating requirements in these management agreements that, if not complied with or otherwise met, provide for the right of the other party to terminate these agreements. SWRG was in compliance with the above at January 2, 2006.

(9) Other Assets

Other assets consist of the following:

	Jan.2, 2006(a)	Jan. 3, 2005(a)
Artwork—nondepreciable assets(b)	$2,122	$2,122
Smallwares(c)	1,076	1,209
Deferred debt financing costs(d)	51	323
Deposits	659	739
Other	300	335
	$4,208	$4,728

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

(b)          Includes approximately $187 of artwork available for sale.

(c)           Smallwares consist of tableware, supplies and other miscellaneous items on-hand in inventory.

(d)          Deferred debt financing costs are being amortized over the term of the appropriate agreements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

(10)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	Jan.2, 2006(a)	Jan. 3, 2005(a)
Accounts payable	$4,997	$5,926
Accrued rent and real estate taxes	1,024	728
Accrued advertising	136	324
Accrued income taxes payable	519	260
Accrued professional fees	325	686
Sales taxes payable	787	992
Accrued payroll and payroll taxes	2,713	3,144
Gift certificates payable	1,363	1,550
Medical insurance claims payable	600	405
Litigation settlement payable	30	300
Other accrued expenses	1,084	749
	$13,578	$15,064

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

(11)   Long-Term Debt

Long-term debt consists of the following:

	Jan. 2, 2006	Jan. 3, 2005
Mortgage and loan payable(a)	$1,448	$1,550
Term loan(b)	—	3,367
Promissory note(c)	—	550
Term loan(d)	—	1,520
Line of credit(e)	—	2,000
Promissory note(f)	1,867	1,953
Line of credit(g)	—	2,000
Total debt	3,315	12,940
Less current portion	202	3,329
Long-term debt	$3,113	$9,611

(a)           In fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky Miami Beach location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG was obligated to make quarterly and annual payments over a six-year period. These obligations generally bore interest at rates ranging from 9% to 12%. The final payment for these obligations was made in 2003. In addition, SWRG assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004,

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, SWRG also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year.

(b)          On August 23, 2002, SWRG entered into a $14.0 million secured term loan agreement with Morgan Stanley Dean Witter Commercial Financial Services, Inc. (“Morgan Stanley”). Under the agreement, SWRG is the guarantor of borrowings by its wholly owned subsidiary, S&W Las Vegas, LLC (the “Borrower”). SWRG, through the Borrower, borrowed $4.0 million under the agreement for general corporate purposes, including its new restaurant development program. This portion of the loan bears interest at a fixed rate of 6.35% per annum. Principal payments for this portion of the loan commenced June 30, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments of approximately $33 for this portion of the loan over the term of the loan and a balloon payment of approximately $2,033 on May 31, 2008, the maturity date of the loan. The term loan is secured by a leasehold mortgage relating to the Las Vegas property and all of the personal property and fixtures of the Borrower. As previously disclosed, the balance of the funds available under the agreement had been intended to be used by SWRG to exercise its purchase option for the land and building at 3767 Las Vegas Blvd. where SWRG operates its 675-seat, 30,000 square foot restaurant. The ability to draw down this balance expired on May 31, 2003. SWRG did not draw down the remaining balance because, as an alternative to purchasing the land, SWRG signed an amendment to its lease agreement, as discussed below. In connection with the transaction involving the Las Vegas property described in Note 13 below, the remaining balance outstanding on this secured term loan of $3,233, including accrued interest was repaid on May 23, 2005.

(c)           On October 9, 2002, SWRG purchased the property for the Smith & Wollensky unit in Dallas. The purchase price for this property was $3.75 million. A portion of the purchase price for this property was financed through a $1.65 million promissory note that was signed by Dallas S&W, L.P., a wholly owned subsidiary of SWRG and issued to Toll Road Texas Land Company, L.P. This loan bears interest at 8% per annum and requires annual principal payments of $550 with the first installment being prepaid on March 4, 2003, and the subsequent two installments originally due on October 9, 2004 and October 9, 2005, respectively. SWRG received a 60-day extension on the installment due on October 9, 2004, which SWRG paid on December 9, 2004. The promissory note is secured by a first mortgage relating to the Dallas property. The final installment of this promissory note, including accrued interest of $572, was prepaid, with no prepayment penalty, on June 15, 2005.

(d)          On December 24, 2002, SWRG entered into a $1.9 million secured term loan agreement with Morgan Stanley. Under the agreement, SWRG and Dallas S&W L.P., a wholly owned subsidiary of SWRG, are the guarantors of borrowings by the Borrower. Of the $1.9 million borrowed by SWRG, through the Borrower, under the agreement, $1.35 million was used for its new restaurant development program, and $550 was used for the first principal installment on the $1.65 million promissory note with Toll Road Texas Land Company, L.P. described above in note 11(c). This loan bears interest at a fixed rate of 6.36% per annum. Principal payments for this loan commenced January 24, 2003. Pursuant to the terms of the loan agreement, SWRG is obligated to make monthly principal payments

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

of $16 for this loan over the term of the loan and a balloon payment of approximately $966 on December 24, 2007, the maturity date of the loan. The term loan is secured by a second mortgage relating to the Dallas property and a security interest in all of the personal property and fixtures of Dallas S&W L.P. The term loan is also secured by the leasehold mortgage relating to the Las Vegas property. In connection with the transaction involving the Las Vegas property described in Note 9 below, the remaining balance outstanding on this secured term loan of $1,457, including accrued interest was repaid on May 23, 2005.

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

(f)             On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of SWRG, signed a $2.0 million promissory note in favor of Hibernia National Bank (“Hibernia”). The $2.0 million was used by SWRG for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of $17 for this note over the term of the note with a balloon payment of approximately $1,548 on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At January 2, 2006, New Orleans was not in compliance with the financial covenants contained in the agreement. On March 27, 2006, a letter was signed by Hibernia waiving the financial covenants contained in our promissory note for the year ended January 2, 2006 and through January 1, 2007. SWRG is currently in the process of amending the financial covenants contained in its promissory note with Hibernia.

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

Note 9 below, the remaining balance outstanding on this secured line of credit facility of $2,000, including accrued interest, was repaid on May 23, 2005.

(h)          On January 27, 2006, SWRG entered into a $5.0 million secured line of credit facility with Morgan Stanley (“Credit Agreement”). Under the Credit Agreement, SWRG is the Borrower and Dallas S&W, L.P., a subsidiary of the borrower, along with SWRG are the Guarantors. The $5.0 million line can be used for general corporate purposes. SWRG may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at SWRG’s election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is gauranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P.and the Borrower.

The weighted average interest rate of SWRG’s total debt was approximately 6.7% at January 2, 2006.

Principal payments on long-term debt are as follows:

Fiscal year:
2006	$202
2007	933
2008	167
2009	1,635
2010	71
Thereafter	307
$3,315

(12)   Capital Lease Obligation

On March 23, 2005, S&W of Las Vegas, LLC (the “Borrower”) entered into a Contract of Sale (the “Las Vegas Agreement”) with Metroflag SW, LLC (the “Buyer”). Pursuant to the Las Vegas Agreement, on May 23, 2005, (i) the Borrower assigned to the Buyer its existing ground lease (the “Existing Lease”) in respect of the property located at 3767 Las Vegas Boulevard South, Las Vegas, Nevada (the “Las Vegas Property”), (ii) the Buyer purchased the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower entered into a lease-back lease (the “New Lease”) pursuant to which the Borrower is leasing the Las Vegas Property. This transaction closed on May 23, 2005. The aggregate purchase price was $30,000 and was paid out as follows: (a) approximately $10,444 to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30,000 and the amount paid to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19,556). The Borrower received net proceeds from the transaction equal to approximately $19,300 (after legal and other miscellaneous cost, but before taxes) and used approximately $9,200 of the net proceeds from the transactions to repay existing indebtedness. The net gain on this  transaction of approximately $13,500 is being deferred and recognized as a reduction in rent expense and interest expense over the life of the New Lease. At January 3, 2005, SWRG had a deferred tax asset of $9.8 million, which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. At January 2, 2006, SWRG recorded a full valuation allowance against the total deferred tax asset of $11.0 million, due to the uncertainty of this benefit being realized in the future.

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

On December 23, 2004, Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P. (collectively, the “Lessees”), each a wholly-owned subsidiary of SWRG, entered into a Master Lease Agreement and related schedules (the “Lease”) with General Electric Capital Corporation, which subsequently assigned its rights, interests and obligations under the Lease to Ameritech Credit Corporation, d/b/a SBC Capital Services (“SBC”), pursuant to which SBC acquired certain equipment and then leased such equipment to the Lessees. The transaction enabled the Lessees to finance approximately $1,500 of existing equipment. Subject to adjustment in certain circumstances, the monthly rent payable under the Lease is $31. The Lessees are treating this transaction as a sale-leaseback transaction with the lease being classified as a capital lease and the gain recorded on the sale of approximately $151 was deferred and is being recognized over the life of the Lease. The $1,500 was used for construction costs related to the Smith & Wollensky restaurant in Boston. The monthly payments were calculated using an annual interest rate of approximately 7.2%. In connection with the transaction, SWRG entered into a corporate guaranty on December 23, 2004 to guarantee the Lessees’ obligations under the Lease. The Lessees may after 48 months, and after giving 30 days notice, purchase back all the equipment listed under the Lease at a cost of approximately $405.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

Future minimum capital lease payments at January 2, 2006 are as follows:

Fiscal year:
2006	$605
2007	605
2008	605
2009	605
2010	380
Thereafter	19,618
Total future capital lease payments	22,418
Less: amount representing interest	(14,530)
Present value of net minimum capital lease payments	7,888
Less: current portion	139
Long-term obligations under capital leases at January 2, 2006	$7,749

The remainder of the fixed minimum annual rental payments is being treated as an operating lease (see Note 14).

(13)   Commitments and Contingencies

Operating Lease Commitments

All of SWRG’s consolidated restaurants operate in leased premises, with the exception of the Smith & Wollensky locations in New Orleans and Dallas, which are owned properties. Remaining lease terms range from approximately 4 to 40 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such leases and/or scheduled minimum rent increases during the terms of the leases. Any rent expense incurred during the construction period was capitalized as a part of leasehold improvements and is being amortized on a straight-line basis from the date operations commence over the remaining life of the lease, which includes the renewal period. For any leases entered into after September 15, 2005, SWRG will be expensing these costs in conjunction with the FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at January 2, 2006 and January 3, 2005 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $9,133 and $8,647, respectively.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

Future minimum annual rental commitments under all operating leases are as follows:

Fiscal year:
2006	$5,877
2007	5,931
2008	6,029
2009	5,900
2010	5,485
Thereafter	89,583
$118,805

On October 6, 2005, SWRG signed a lease agreement for its new corporate offices with Vandergard Properties Co., L.P. The lease term began on October 6, 2005 and expires in February 2016 and contains a fixed minimum rent of $362 per annum, plus electricity, with annual increases of $34 commencing in March 2011. The Company took possession of the location December 1, 2005 to begin the buildout phase, therefore began deferring rent and reflecting rent expense for this period. The lease agreement for SWRG’s current corporate offices expires by its terms on February 28, 2006.

SWRG is contingently liable under letters of credit aggregating $168 at January 2, 2006 and January 3, 2005, respectively, for deposits with the landlord of one of its restaurants and the corporate office.

Rental expense consists of the following:

	Fiscal
	2005(a)	2004(a)	2003
Minimum rentals	$4,935	$4,179	$3,766
Contingent rentals	1,772	1,272	698
	$6,707	$5,451	$4,464

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

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

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of SWRG that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners ELAD

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

Properties, LLC and CPS1, LLC (collectively the “Defendants”) alleging that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel, guest, room and credit account charges to Parade, and (3) failed to pay termination costs to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3.5 million. SWRG believes that it will likely prevail in these matters and that the risk of material loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, its financial position, results of operations and cash flows could be adversely affected. As of January 2, 2006 there were no changes to the status of these claims or counterclaims.

SWRG is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG’s consolidated financial position, results of operations or liquidity.

Employment and Non-Competition Agreements

SWRG has an employment agreement with the Company’s Chief Executive Officer expiring in May 2006. The agreement entitles the Company’s Chief Executive Officer to a minimum salary, as well as an annual bonus based on targets set by its Board of Directors. On January 31, 2006, SWRG announced that it intends to enter into a new five year employment agreement with the Company’s current Chief Executive Officer.

Future minimum commitments under all employment agreements are as follows:

Fiscal year:
2006	$600
2007	600
2008	600
2009	600
2010	600
$3,000

SWRG has a non-competition agreement with the Company’s Chief Executive Officer expiring in May 2007. In consideration of this, SWRG made quarterly payments of $37 in fiscal 2004, fiscal 2003 and fiscal 2002 to the Company’s Chief Executive Officer. No additional payments are required under the non-competition agreement.

Other Commitments and Contingencies

On May 4, 2005, the Board of Directors (“Board”) of SWRG adopted a Management Retention Plan (“2005 Plan”). The Board adopted the plan in recognition of the importance to SWRG and its stockholders of assuring that SWRG has the continued dedication and full attention of certain key employees notwithstanding the possibility, threat or occurrence of a change in control, as defined in the

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

2005 Plan, that SWRG’s Board has not approved (“Unapproved Change of  Control”). Participants in the 2005 Plan will include SWRG’s executive officers, as well as certain other employees. Severance benefits, as defined in the 2005 Plan, would be provided upon qualifying terminations of employment in connection with or within 18 months following an Unapproved Change in Control.

On August 30, 2005, SWRG signed a Separation Agreement with James M. Dunn, its former President and General Manager of the Smith & Wollensky in Boston. In exchange for Mr. Dunn’s execution of the Separation Agreement, SWRG is obligated to pay Mr. Dunn $10 per month from August 1, 2005 until April 30, 2006. SWRG expensed the entire obligation to Mr. Dunn in fiscal 2005. In addition, SWRG agreed to purchase any shares of common stock that Mr. Dunn was to receive upon the exercise of his stock options at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, SWRG purchased 158,667 shares of common stock from Mr. Dunn.  This purchase resulted in a compensation expense to SWRG of $336.

On November 16, 2005, SWRG purchased 41,000 shares of common stock from Alan M. Mandel, its former Chief Financial Officer. This resulted in a compensation expense of $72. SWRG also paid approximately $79 in severance to Mr. Mandel.

(14)   Income Taxes

The income tax provision for Fiscal 2005, 2004, and Fiscal 2003 represents certain federal, state and local taxes. The provision for income taxes consists of the following:

	Fiscal
	2005(a)	2004(a)	2003
Federal:
Current	$103	$—	$—
State and local:
Current	551	225	206
	$654	$225	$206

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

	Fiscal 2005(a)	Fiscal 2004(a)	Fiscal 2003
Computed “expected” tax benefit	$(481)	$(209)	$(440)
Increase (reduction) in income taxes resulting from:
Change in the beginning of the year valuation allowance for deferred tax assets	1,149	1,494	(120)
State and local income taxes, net of federal income tax benefit	364	149	136
Tax credits	(602)	(1,351)	(516)
Nondeductible expenses	104	213	95
Other, net	120	(71)	1,051
	$654	$225	$206

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are presented below:

	Jan. 2, 2006(a)	Jan. 3, 2005(a)
Deferred tax assets:
Federal net operating loss carryforwards	$—	$3,493
State net operating loss carryforwards	—	—
AMT credit carryforward	309	206
Deferred rent	1,346	1,958
Accrued expenses	1,300	1,718
Historic rehabilitation and enterprise zone credits	924	924
FICA tax credits	4,286	3,787
Deferred gain on sale-leaseback	5,012	—
	13,177	12,086
Less valuation allowance	10,995	9,848
Deferred tax liabilities:	2,182	2,238
Property and equipment principally due to difference in depreciation and amortization	(2,182)	(2,238)
Net deferred tax assets	$—	$—

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

temporary differences become deductible and net operating losses and tax credits can be carried forward. Management considers projected future taxable income and tax planning strategies in making this assessment. After consideration of SWRG’s operating losses in recent years and projections for future taxable income over the period, against which the deferred tax assets are deductible, a full valuation allowance has been established against SWRG’s net deferred tax assets.

At January 3, 2005, SWRG had a deferred tax asset of $9,848, which was fully reserved and included net operating loss and tax credit  carryforwards  of approximately $4,200 that was reversed during the three months ended July 4, 2005 and was utilized  against the tax gain  associated  with the sale of the Las Vegas  property  on May 23,  2005. In addition, a deferred tax asset of approximately $5,100 was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. As of January 2, 2006, SWRG has a full valuation allowance against the net deferred tax asset of $10,995, due to the uncertainty of this benefit being realized in the future. These tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and SWRG’s resulting ability to utilize tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

(15)   Common Stock

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

The maximum number of shares of common stock available for issuance under the 2001 Stock Incentive Plan is 583,333 shares, increased by 4% of the total number of issued and outstanding shares of common stock (including shares held in treasury) as of the close of business on December 31 of the preceding year on each January 1, beginning with January 1, 2002, during the term of the 2001 Stock Incentive Plan. However, the number of shares available for all grants under the 2001 Stock Incentive Plan is limited to 11% of SWRG’s issued and outstanding shares of capital stock on a fully-diluted basis. Accordingly, the maximum number of options to purchase shares of common stock available for issuance in 2005 was approximately 213,000 shares. In addition, options may not be granted to any individual with

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

respect to more than 500,000 total shares of common stock in any single taxable year (taking into account options that were terminated, repriced, or otherwise adjusted during such taxable year).

The 2001 Stock Incentive Plan provides that proportionate adjustments will be made to the number of authorized shares which may be granted under the 2001 Stock Incentive Plan and as to which outstanding options, or portions of outstanding options, then unexercised will be exercisable as a result of increases or decreases in SWRG’s outstanding shares of common stock due to reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, combination of shares, or dividends payable in capital stock, such that the proportionate interest of the option holder will be maintained as before the occurrence of such event. Upon the sale or conveyance to another entity of all or substantially all of the property and assets of SWRG, including by way of a merger or consolidation or a Change in Control of SWRG, as defined in the 2001 Stock Incentive Plan, our Board of Directors will have the power and the right to accelerate the exercisability of any options.

Unless sooner terminated by our Board of Directors, the 2001 Stock Incentive Plan will terminate on April 30, 2011, ten years from the date on which the 2001 Stock Incentive Plan was adopted by our Board of Directors. All options granted under the 2001 Stock Incentive Plan will terminate immediately prior to the dissolution or liquidation of SWRG; provided, that prior to such dissolution or liquidation, the vesting of any option will automatically accelerate as if such dissolution or liquidation is deemed a Change of Control, as defined in the 2001 Stock Incentive Plan.

On September 5, 2002, SWRG granted options pursuant to an option exchange program (the “Option Exchange Program”) that SWRG initiated in February 2002 in order to allow employees, officers and directors to cancel all or some stock options to purchase its common stock having an exercise price greater than $5.70 per share granted under its 1996 Stock Option Plan, its 1997 Stock Option Plan and its 2001 Stock Incentive Plan in exchange for new options granted under the 2001 Stock Incentive Plan. Under the Option Exchange Program, the new options were issued on September 5, 2002 with an exercise price of $3.88. The exercise price of each option received under the exchange program equaled 100% of the price of SWRG’s common stock on the date of grant of the new options, determined in accordance with the terms of the 2001 Stock Incentive Plan. An employee received options under the exchange program with an exercise price of $4.27, or 110% of the fair market value of SWRG’s common stock on the date of grant. The new options vest over periods ranging from four months to five years, in accordance with the vesting schedule of the cancelled options. SWRG structured the Option Exchange Program in a manner that did not result in any additional compensation charges or variable award accounting.

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

In July 2005, SWRG granted options to purchase 149,000 shares of common stock under the 2001 Stock Incentive Plan. The weighted average exercise price of the options granted was $6.12 per share, the fair market value of the underlying common shares at the date of grant. Each option granted in July 2005 will vest over a period of five years.

As of January 2, 2006, options to purchase 610,039 shares of common stock were outstanding under the 2001 Stock Incentive Plan.

Activity relating to SWRG’s option plans was as follows:

	Number of options	Weighted average exercise price per share of common stock
Options outstanding at December 30, 2002	726,033	$4.56
Options forfeited during Fiscal 2003	(73,267)	5.64
Options granted during Fiscal 2003	127,000	5.05
Options exercised during Fiscal 2003	(21,983)	3.91
Options outstanding at December 29, 2003	757,783	4.56
Options forfeited during Fiscal 2004	(30,347)	5.28
Options granted during Fiscal 2004	83,500	5.70
Options exercised during Fiscal 2004	(2,100)	5.61
Options outstanding at January 3, 2005	808,836	4.64
Options forfeited during Fiscal 2005	(135,513)	4.70
Options granted during Fiscal 2005	149,000	6.12
Options exercised during Fiscal 2005	(212,284)	3.96
Options outstanding at January 2, 2006	610,039	$3.73

As of January 2, 2006, the weighted average remaining contractual life of options outstanding was five years. As of January 2, 2006, the following options were exercisable at the following exercise prices:

Number of options	Weighted Average Exercise price	Weighted Average Remaining contractual life (in years)
85,000	$3.88	1.0
80,000	4.27	5.8
29,000	5.04	7.5
4,000	5.12	7.6
125,000	5.70	5.9
323,000	$4.70	4.8

(16) Treasury Stock

On May 24,  2005,  SWRG  announced  that the Board of Directors of SWRG had authorized a stock  repurchase  program under which up to one million  shares of its common stock were authorized to be

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

acquired in the open market over the 18 months following such authorization at the discretion of management.

The shares are purchased from time to time at prevailing market price through open market or unsolicited negotiated transactions, depending on market conditions. Under  the  program, the purchases are funded from available working capital, and the repurchased shares are held in treasury or used for ongoing stock issuances. There is no guarantee as to the exact number of shares which will be repurchased by SWRG, and SWRG may discontinue purchases at any time that management determines additional purchases are not warranted.

Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

During the fiscal year ended January 2, 2006, SWRG reacquired 927,114 shares of common stock pursuant to an approved, open market repurchase plan. Of the 927,114 shares of common stock acquired, pursuant to the  approved plan, 158,667 shares were acquired from James M. Dunn, the former President and General Manager of the Smith & Wollensky in Boston and 41,000 shares were acquired from Alan M. Mandel, the former Chief Financial Officer. SWRG recorded a compensation expense of $408 in conjunction with these purchases. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock.

(17) Impairment of Assets Impacted by Hurricane

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to the Smith & Wollensky unit in New Orleans, Louisiana (“S&W of New Orleans”). As of January 2, 2006, SWRG is working closely with its insurance carriers and claims adjusters to ascertain the full amount of damages. SWRG is in the process of having an adjuster determine the total extent of the damages. As of January 2, 2006, SWRG is unable to determine the extent of the necessary repairs or when this restaurant will reopen.

SWRG maintains insurance policies that cover certain losses relating to flood and wind damage for S&W of New Orleans. SWRG is not currently able to estimate whether potential insurance proceeds, net of deductible and related expenses, are expected to equal or exceed the net book value of the impacted assets. SWRG has recorded an impairment of $750 which includes an estimate of the maximum deductible which could be incurred under our insurance policy as well as an estimate of other impaired assets not believed to be covered under our insurance policy. This amount is net of $100 of insurance proceeds received related to content coverage. SWRG has also written off approximately $160 in inventories that spoiled or were destroyed by Hurricane Katrina. SWRG’s insurance policies also provide coverage for interruption to the S&W of New Orleans’ business, including lost profits, and reimbursement of certain expenses. SWRG received advances of $350 for business interruption which is reflected in its statement of operations for the year ended January 2, 2006.

(18) Gift Card Liability

In April 2005, a new gift card tracking system was implemented to track the gift card liability. For gift cards issued prior to April 2005, SWRG used its best estimate to establish a liability for gift certificates issued , but not redeemed prior to April 2005 (“Old Gift Certificates”). Based on the redemption of Old

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

Gift Certificates during the year ended January 2, 2006, a change in estimate was deemed necessary. The impact of this change was related to promotional gift cards and was to increase marketing and promotional expense therefore increasing SWRG’s net loss by $397 during the year ended January 2, 2006.

(19) Related Party Transactions

SWRG manages the Smith & Wollensky restaurant in New York City, and receives annual management fees of 2.3% of restaurant sales. An affiliate of the Company’s Chairman is a general and limited partner of St. James, which owns the Smith & Wollensky restaurant in New York and the Names in the reserved territory, as well as a general and limited partner of MW Realty Associates, which owns the property on which the New York Smith & Wollensky restaurant is located. Management fee revenue relating to this agreement amounted to approximately $609, $609 and $547 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

Pursuant to the Licensing Agreement with St. James, SWRG obtained the rights and license to use the Names for $2,500. The License Agreement also provides for additional payments to St. James relating to new restaurant openings and also contains a provision for the payment of a specified termination fee. During fiscal 2004 and 2003, SWRG paid $457 and $224, respectively, in connection with the opening of Smith & Wollensky units in Houston, Texas and Boston, Massachusetts in fiscal 2004 and the Smith & Wollensky in Dallas, Texas in fiscal 2003. In addition, SWRG must pay a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, subject to certain annual minimums. During fiscal 2005, 2004 and 2003, SWRG paid royalty fees of $1,830, $1,782 and $1,418, respectively.

On January 19, 2006, SWRG (the “Licensee”), signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “Amended Licensing Agreement”), with St. James Associates, L.P. (the “Licensor”) which provides for, among other things, a reduced licensing fee only for the opening of Wollensky’s Grills that are less than 9,000 square feet. Pursuant to the Amended Licensing Agreement, the one-time opening fee paid to the Licensee for each new additional Wollensky’s Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the original Licensing Agreement (see Note 7). In addition, the annual royalty fee (“Grill Royalty Fee”) will be reduced from 2% to 1% for annual sales from Wollensky’s Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the original Licensing Agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills.

One of SWRG’s directors has also provided consulting services to SWRG since 1997 on an at-will basis for which he receives $500 per day plus reimbursement for out-of-pocket expenses. In fiscal 2004 and fiscal 2003, the Company paid an aggregate of  $185 and $165, respectively, for such consulting services. Effective January 4, 2005, this director became an employee of SWRG.

(20) Benefit Plan

SWRG offers a 401(k) retirement savings plan to all full-time employees age 21 or older upon completing six-months of service (500 hours in any 6-month period). Employees may contribute a percentage of their gross salaries as defined in the plan, subject to limits prescribed by the IRS. SWRG contributions are at the discretion of the Board of Directors. Participants contributions and earnings are

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

fully vested, SWRG contributions and earnings vest ratably over five years. For fiscal 2005, fiscal 2004 and fiscal 2003, SWRG contributions to the plan amounted to approximately $102, $105, and $89, respectively.

(21) Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	April 4, 2005	July 3, 2005	October 3, 2005	January 2, 2006(a)
Consolidated restaurant sales	$32,994	$31,971	$26,813	$33,669
Management fee income	251	248	216	279
Operating income (loss)	1,247	654	(2,930)	628
Net income (loss) applicable to common shares	$447	$104	$(3,230)	$(397)
Net income (loss) per common shares:
Basic	$0.05	$0.01	$(0.35)	$(0.04)
Diluted	$0.05	$0.01	$(0.35)	$(0.04)
Weighted average shares used in computing net loss per share:
Basic	9,378,415	9,375,371	9,342,232	8,958,679
Diluted	9,841,596	10,007,183	9,342,232	8,958,679

	March 29, 2004	June 28, 2004	September 27, 2004	January 3, 2005
Consolidated restaurant sales	$30,652	$30,010	$24,480	$37,990
Management fee income	315	316	260	301
Operating income (loss)	332	777	(2,859)	2,644
Net income (loss) applicable to common shares	$(229)	$106	$(3,232)	$1,315
Net income (loss) per common shares:
Basic	$(0.02)	$0.01	$(0.34)	$0.14
Diluted	$(0.02)	$0.01	$(0.34)	$0.13
Weighted average shares used in computing net loss per share:
Basic	9,376,349	9,376,349	9,377,960	9,378,349
Diluted	9,376,349	10,131,915	9,377,960	9,846,945

(a)    During the fourth quarter ended January 2, 2006, SWRG recorded an impairment of $750, net of $100 insurance proceeds, and a write down of renovated restaurant assets of $314. Both of these expenses became estimatable and determinable during the fourth quarter ended January 2, 2006.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements January 2, 2006 and January 3, 2005 (Continued)
(in thousands, except shares and per share/unit amounts)

(22) Subsequent Events

On January 19, 2006, SWRG signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 with St. James Associates, which provides for, among other things, a reduced licensing fee only for the opening of Wollensky’s Grills that are less than 9,000 square feet. Pursuant to the Agreement, the Grill Opening Fee paid to the partnership for each new Wollensky’s Grill restaurant opening will be at a rate equal to 50% of the fee due under the original agreement. In addition, the Grill Royalty Fee for Grills will be reduced from 2% to 1% of annual Wollensky’s Grill sales. Both the Grill Opening Fee and the Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the licensing fee and royalty fee contained in the original agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills.

On January 27, 2006, SWRG entered into a $5.0 million Credit Agreement with Morgan Stanley. Under the Credit Agreement, SWRG is the borrower and Dallas S&W, L.P., a subsidiary of the borrower, along with SWRG are the Guarantors. The $5.0 million line can be used for general corporate purposes. SWRG may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at SWRG’s election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is gauranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and SWRG.

(23) Restatements

On April 27, 2005, SWRG filed its Annual Report on Form 10-K which reflected the restatement of the consolidated balance sheet as of December 29, 2003 and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for the years ended December 29, 2003 and December 30, 2002 and the accumulated deficit as of December 30, 2002. The restatements related to the accounting treatment for the April 2003 amendment to the lease for SWRG’s Las Vegas property, the accounting treatment for leasehold improvements funded by landlord incentives or allowances under operating leases, the accounting for lease terms, the accounting for the estimate of gift certificates that were sold and deemed to have expired and certain other miscellaneous adjustments.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Allowance for Doubtful Accounts Receivable Deducted in the Balance Sheet from Accounts Receivable

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions	Balance at End of Period
Year ended January 2, 2006
Allowance for doubtful accounts	$78	$41	$(77)	$42
Year ended January 3, 2005
Allowance for doubtful accounts	$95	$46	$(63)	$78
Year ended December 29, 2003
Allowance for doubtful accounts	$55	$140	$(100)	$95

Deferred Income Tax Asset Valuation Allowance Deducted in the Balance Sheet
from Deferred Income Tax Assets

	Balance at	Provisions				Balance at
	Beginning	Charged to				End of
Period Ended	of Period	Operations	Other		Deductions	Period
Year ended January 2, 2006	$9,848	—	$1,147	(a)	—	$10,995
Year ended January 3,2005	$8,354	—	$1,494	(b)	—	$9,848
Year ended December 29, 2003	$8,474	—	$(120	)(c)	—	$8,354

(a)           Other adjustments to the deferred income tax valuation allowance during the year ended January 2, 2006 include a $5,012 deferred gain on sale leaseback, partially offset by utilization of $3,493 in NOL carryovers.

(b)          Other adjustments to the deferred income tax valuation allowance during the year ended January 3, 2005 include a $1,044 increase related to tenant improvement allowances and $402 in increases in gift card sales.

(c)           Other adjustments to the deferred income tax valuation allowances during the year ended December 29, 2003 primarily relate to decreases in NOL carryovers.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant(2)
3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant(2)
3.3	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	Reference is made to Exhibit Nos. 3.1, 3.2 and 3.3
10.1	Lease by and between Holrod Associates and Thursday’s Supper Pub, Inc. assigned to Manhattan Ocean Club Associates, dated August 31, 1983, including all amendments thereto(2)
10.2	Letter regarding amendment to lease by and between Holrod Associates and Thursday’s Supper Pub, Inc. assigned to Manhattan Ocean Club Associates, dated April 27, 2001(2)
10.3	Lease by and between Beekman Tenants Corporation and White & Witkowsky, Inc., dated November 1, 1991(2)
10.4	Lease by and between Rockefeller Center North, Inc. and White & Witkowsky, Inc., dated June 21, 1988(2)
10.5	Lease by and between the City of Miami Beach and Specialty Restaurants Corporation, dated February 8, 1985, including all addenda thereto(2)
10.6	Lease by and between Marina City Hotel Enterprises, L.L.C. and S&W Chicago, L.L.C., dated July 31, 1997(2)
10.7	Lease with an option to purchase by and between The Somphone Limited Partnership and S&W of Las Vegas, L.L.C., dated February 9, 1998, including amendments, guaranty and exhibits thereto(2)
10.8	Specific Assignment, Subordination and Attornment Agreement by and among S&W D.C., L.L.C., 1112 Nineteenth Street Associates and Aid Associates for Lutherans, dated September 18, 1998(2)
10.9	Lease Agreement by and between 1112 Nineteenth Street Associates and S&W D.C., L.L.C., dated July 8, 1998, including amendments, guaranty and exhibits thereto(2)
10.10	Lease Agreement by and between Pennsylvania Plaza Associates and M.O.C. of Miami, L.L.C., dated April 7, 1999, including exhibits thereto(2)
10.11	Lease Agreement by and between The Rittenhouse Development Company and S&W of Philadelphia, LLC, dated February 18, 2000(2)
10.12	Lease Agreement by and between Saunstar Operating Co., LLC and S&W of Boston LLC, dated April 6, 2000, including amendments thereto(2)
10.13	Management Agreement by and between 37 East 50th Street Corporation and Restaurant Group Management Services, L.L.C., dated April 18, 1996(2)
10.14	Sale and License Agreement by and between St. James Associates and The New York Restaurant Group, LLC, dated August 16, 1996(2)
10.15	Letter Agreement by and between St. James Associates and The Smith & Wollensky Restaurant Group, Inc., dated April 26, 2001(2)
10.16	First Amended and Restated Agreement of Limited Partnership of St. James Associates, L.P., dated December 1, 1999(2)
10.17	Management Agreement dated February 26, 1991, among Stillman’s First and Nabil Chartouni and Fouad Chartouni, the owners of The Post House, including amendments thereto(2)
10.18	Seventh Amendment to Restaurant Management Agreement by and between Post Investors, L.P. and the New York Restaurant Group, Inc., dated November 24, 2004(15)
10.19	Letter Agreement by an between Post House Investors, L.P. and the Smith & Wollensky Restaurant Group, Inc., dated April 20, 2001(2)
10.20	Sub-management Agreement dated June 9, 1995 between Mrs. Parks Management Company, L.L.C., our wholly owned subsidiary, and Doubletree Partners, the manager of the Doubletree Hotel(2)

10.21	Management Agreement dated September 7, 2000, between Plaza Operating Partners, Ltd. and Parade 59 Restaurant, LLC(2)
10.22	$15,000,000 Loan Agreement between The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated September 1, 1998(2)
10.23	First Amendment to Loan Agreement among The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated June 8, 1999(2)
10.24	Second Amendment to Loan Agreement among The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated June 29, 1999(2)
10.25	Third Amendment to Loan Agreement among The Smith & Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated February 29, 2000(2)
10.26	Fourth Amendment to Loan Agreement among The Smith & Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated March 23, 2000(2)
10.27	$10,000,000 Senior Subordinated Note Purchase Agreement between The New York Restaurant Group, Inc. and Magnetite Asset Investors, L.L.C., dated June 29, 1999(2)
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

10.31*	Amended and Restated Employment Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001(2)
10.32*	Non-Competition Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001(2)
10.33*	Separation and General Release by and between The Smith & Wollensky Restaurant Group, Inc. and James M. Dunn dated August 30, 2005(17)
10.34*	The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan)(2)
10.35*	Amendment Number 1 to The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan)(2)
10.36*	The New York Restaurant Group, Inc. 1997 Stock Option Plan(2)
10.37*	The Smith & Wollensky Restaurant Group, Inc. 2001 Stock Incentive Plan(2)
10.38*	The Smith & Wollensky Restaurant Group, Inc. 2001 Employee Stock Purchase Plan(2)
10.39*	Schedule TO (Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934(3)
10.40*	Schedule TO/A—(Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 1)(4)
10.41*	Schedule TO/A—(Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 2)(4)
10.42	Lease Agreement by and between Easton Town Center LLC and Smith &Wollensky Ohio LLC, dated October 31, 2001, including, guaranty and exhibits thereto(5)
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
10.97

First Amendment to Covenants Agreement by and between S&W of Las Vegas, L.L.C. as “Borrower”, The Smith & Wollensky Restaurant Group, Inc. and Dallas S&W, L.P. as “Guarantors” and Morgan Stanley Dean Witter Commercial Financial Services, Inc. as the “Lender” dated as of September 26, 2004(14)

10.98

Master Lease Agreement by and between S&W of Boston, LLC, Houston S&W, L.P., Dallas S&W, L.P. as the “Lessee” and Ameritech Credit Corporation d/b/a SBC Capital Services as the “Lessor” dated as of December 23, 2004(15)

10.99	Contract of Sale by and between S&W of Las Vegas, L.L.C. as the “Seller” and Metroflag SW, LLC as the “Buyer” dated as of March 21, 2005(15)
10.100	Letter from The Smith & Wollensky Restaurant Group, Inc. to Morgan Stanley Dean Witter dated April 26, 2005(15)
10.101*	Letter from The Smith & Wollensky Restaurant Group, Inc. to Alan M. Mandel dated as of June 20, 2000(15)
10.102	Lease by and between The Smith & Wollensky Restaurant Group, Inc. and Vanguard Properties Co., L.P. dated October 21, 2005. (16)
10.103

Line of Credit Agreement dated as of January 27, 2006 between The Smith & Wollensky Restaurant Group, Inc., as borrower, and Dallas S&W, L.P., as guarantor, and Morgan Stanley Dean Witter Commercial Financial Services, Inc., as lender (20)

10.104	Guaranty of Payment by Dallas S&W, L.P. in favor of Morgan Stanley Dean Witter Commercial Financial Services, Inc., dated as of January 27, 2006 (20)
10.105	Joint and Several Hazardous Material Guaranty and Indemnification Agreement by The Smith & Wollensky Restaurant Group, Inc., and Dallas S&W, L.P. dated as of January 27, 2006 (20)
10.106	Deed of Trust dated as of January 27, 2006 by Dallas S&W, L.P. for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc. (20)
10.107	Promissory Note by The Smith & Wollensky Restaurant Group, Inc. in favor of Morgan Stanley Dean Witter Commercial Financial Services, Inc., dated as of January 27, 2006 (20)
10.108*	The Smith & Wollensky Group, Inc. 2005 Management Retention Plan, adopted May 4, 2005(18).
10.109	Letter to the Smith & Wollensky Restaurant Group from Hibernia National Bank dated March 27, 2006.(1)
10.110*	Consulting Arrangement with Alan M. Mandel(19)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm(1)
23.2	Consent of Independent Registered Public Accounting Firm(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

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

(15)   Previously filed and incorporated by reference herein from the Registrant’s Form Form 10-K for the year ended January 5, 2005.

(16)   Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarter ended October 3, 2005.

(17)   Previously filed and incorporated by reference herein from the Registrant’s form 8-K filed on September 1, 2005.

(18)   Previously filed and incorporated by reference herein from the Registrant’s form 8-K filed on May 9, 2005.

(19)   The description of this arrangement has been previously filed and is incorporated by reference herein from the first paragraph of Item 5.02 of the Registrant’s form 8-K filed on July 29, 2005.

(20)   Previously filed and incorporated by reference herein from Registrant’s Form 8-K filed on January 27, 2006.

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