Form 10-Q
period 2006-04-03
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2006-05-16
CIK 1137047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 16, 2006, the registrant had 8,590,643 shares of common stock, $.01 par value per share, outstanding.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described under the caption “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 2, 2006 as updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

	April 3, 2006	January 2, 2006
Assets		(Audited)
Current assets:
Cash and cash equivalents	$ 1,141	$ 2,362
Short-term investments	272	265
Accounts receivable, less allowance for doubtful accounts of $42 at April 3, 2006 and January 2, 2006	1,161	549
Credit card receivable, net	1,621	1,990
Insurance proceeds receivable, net	546	—
Due from managed units	129	750
Merchandise inventory	4,397	4,589
Prepaid expenses and other current assets	1,653	1,486
Total current assets	10,920	11,991
Property and equipment, net	55,495	54,952
Assets held for sale	4,636	4,681
Goodwill	6,886	6,886
Licensing agreement, net	3,429	3,471
Long-term investments	3,419	4,417
Other assets	4,297	4,208
Total assets	$ 89,082	$ 90,606
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$ 206	$ 202
Current portion of obligations under capital lease	142	139
Current portion of deferred gain	367	365
Due to managed units	549	538
Accounts payable and accrued expenses	11,962	13,578
Total current liabilities	13,226	14,822
Obligations under capital leases	7,712	7,749
Deferred gain on sales leasebacks	12,864	12,958
Long-term debt, net of current portion	3,062	3,113
Deferred rent	9,128	9,133
Total liabilities	45,992	47,775
Interest in consolidated variable interest entity	(608)	(668)
Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01; authorized 40,000,000 shares; 8,590,643 and 8,663,519 shares issued and outstanding at April 3, 2006 and January 2, 2006, respectively)	94	94
Additional paid-in capital	70,127	70,066
Accumulated deficit	(21,995)	(22,503)
Accumulated other comprehensive income	152	143
Treasury stock, 1,001,173 and 927,114 shares at April 3, 2006 and January 2, 2006, respectively, at cost	(4,680)	(4,301)
	43,698	43,499
Total liabilities and stockholders’ equity	$ 89,082	$ 90,606

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended
	April 3, 2006	April 4, 2005
Consolidated restaurant sales	$ 30,812	$ 32,994
Cost of consolidated restaurant sales:
Food and beverage costs	9,574	9,816
Salaries and related benefit expenses	8,609	9,462
Restaurant operating expenses	5,001	5,483
Occupancy and related expenses	2,102	1,880
Marketing and promotional expenses	1,249	1,226
Depreciation and amortization expenses	1,068	1,310
Insurance proceeds, net	(546)	—
Total cost of consolidated restaurant sales	27,057	29,177
Income from consolidated restaurant operations	3,755	3,817
Management fee income	238	251
Income from consolidated and managed restaurants	3,993	4,068
General and administrative expenses	2,592	2,324
Royalty expense	478	497
Operating income	923	1,247
Interest expense	(152)	(430)
Amortization of deferred debt financing costs	(7)	(32)
Interest income	34	1
Interest expense net of interest income	(125)	(461)
Income before provision for income taxes	798	786
Provision for income taxes	110	57
Income before income of consolidated variable interest entity	688	729
Income of consolidated variable interest entity	(180)	(282)
Net income	$ 508	$ 447
Net income per share—basic and diluted	$ 0.06	$ 0.05
Weighted average common shares outstanding:
Basic	8,599,713	9,378,415
Diluted	8,643,359	9,841,596

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(dollar amounts in thousands)

Three months ended April 3, 2006 and April 4, 2005

					Accumulated
	Common Stock		Additional paid-in	Accumulated	Other comprehensive	Treasury stock		Stockholder’s
	Shares	Amount	capital	Deficit	income (loss)	Shares	Amount	equity
Balance at January 3, 2005	9,378,349	$94	$70,002	$ (19,427)	$ 82	—	—	$ 50,751
Stock options exercised, net of tax benefit	2,000	—	10	—	—	—	—	10
Comprehensive income on investments, net of tax effect	—	—	—	—	12	—	—	12
Net income	—	—	—	447	—	—	—	447
Total comprehensive income	—	—	—	—	—	—	—	459
Balance at April 4, 2005	9,380,349	$94	$70,012	$(18,980)	$ 94	—	$ —	$ 51,220
Balance at January 2, 2006	8,663,519	$94	$70,066	$ (22,503)	$143	927,114	$(4,301)	$ 43,499
Stock options exercised, net of tax benefit	1,183	—	5	—	—	—	—	5
Compensation expense in connection with employee stock options	—	—	56	—	—	—	—	56
Treasury stock purchases (1)	(74,059)	—	—	—	—	74,059	(379)	(379)
Comprehensive income on investments, net of tax effect	—	—	—	—	9	—	—	9
Net income	—	—	—	508	—	—	—	508
Total comprehensive loss	—	—	—	—	—	—	—	517
Balance at April 3, 2006	8,590,643	$94	$70,127	$ (21,995)	$152	1,001,173	$(4,680)	$ 43,698

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

Three months ended April 3, 2006 and April 4, 2005

	April 3, 2006	April 4, 2005
Cash flows from operating activities:
Net income	$ 508	$ 447
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,113	1,402
Amortization of debt discount	7	32
Deferred gain on sale leaseback	94	151
Stock based compensation	56	(7)
Deferred rent	(5)	47
Accretive interest on capital lease obligation	—	32
Income of consolidated variable interest entity	180	282
Changes in operating assets and liabilities:
Accounts receivable	384	(307)
Insurance proceeds receivable, net	(546)	—
Merchandise inventory	192	61
Prepaid expenses and other current assets	(167)	(464)
Other assets	(99)	(66)
Accounts payable and accrued expenses	(1,808)	(1,623)
Net cash used in operating activities	(91)	(13)
Cash flows from investing activities:
Purchase of property and equipment	(1,566)	(582)
Proceeds from sale of investments	1,007	—
Cash flows used in investing activities	(559)	(582)
Cash flows from financing activities:
Principal payments of long-term debt	(43)	(194)
Principal payments of capital lease obligations	(34)	(60)
Net proceeds from exercise of options, net of tax benefit	5	10
Purchase of treasury stock	(379)	—
Distribution to owners of consolidated variable interest entity	(120)	(170)
Cash flows used in financing activities	(571)	(414)
Net change in cash and cash equivalents	(1,221)	(1,009)
Cash and cash equivalents at beginning of year	2,362	1,821
Cash and cash equivalents at end of year	$1,141	$ 812
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 152	$ 472
Income Taxes	$ 586	$ 184

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Note to Unaudited Consolidated Financial Statements April 3, 2006 and April 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

(1) General

The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, “SWRG” or the “Company”) operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At April 3, 2006, SWRG owned and operated eleven restaurants, including nine Smith & Wollensky restaurants, and managed three restaurants. In addition, SWRG owns the Smith & Wollensky unit in New Orleans, Louisiana, which was closed on August 29, 2005 due to Hurricane Katrina. In March 2006, SWRG has listed this property as available for sale and continues to evaluate all options. SWRG also owns its new concept, Quality Meats, a contemporary American restaurant that opened in April 2006 and is located in the space previously occupied by the Manhattan Ocean Club, which the Company closed on January 1, 2006.

The accompanying unaudited consolidated financial statements of SWRG do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of SWRG for the fiscal year ended January 2, 2006 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 3, 2006. Results for the interim periods presented herein are not necessarily indicative of the results, which may be reported for any other interim period or for the entire fiscal year. The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires SWRG to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications were made to prior period amounts to conform to current period classifications.

SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The periods ended April 3, 2006 and April 4, 2005 represent 13-week reporting periods.

(2) Effect of FIN 46(R) (unaudited)

In accordance with FIN 46(R), SWRG’s consolidated financial statements for the three months ended April 3, 2006 and April 4, 2005 and the fiscal year ended January 2, 2006 include the accounts and results of the entity that owns Maloney & Porcelli (“M&P”). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked the right to receive the expected residual returns of the entity if they were to occur.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Note to Unaudited Consolidated Financial Statements April 3, 2006 and April 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

The consolidation of the entity that owns M&P has changed SWRG’s current assets by $160 and $199, non-current assets by $59 and $82, current liabilities by $373 and $555, and non-current liabilities by $390 and $401 at April 3, 2006 and January 2, 2006, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,882 and $2,889, and increased restaurant operating costs by $2,465 and $2,296 for the three months ended April 3, 2006 and April 4, 2005, respectively.

(3) Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No.155”) – an amendment of FASB Statements No. 133 and 140. SFAS 155 amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), and SFAS 140 (“SFAS No.140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”) an amendment of FASB Statement No. 140. SFAS 156 amends SFAS 140, with respect to the initial recognition and subsequent accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption allowed. The Company does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

(4) Net Income Per Common Share

SWRG calculates earnings (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share are computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net income per common share for to the three months ended April 3, 2006 and April 4, 2005, respectively, was the same as basic net income per common share.

The following table sets forth the calculation for earnings per share on a weighted average basis:

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Note to Unaudited Consolidated Financial Statements April 3, 2006 and April 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

	April 3, 2006	April 4, 2005
Numerator:
Net income available to common stockholders	$ 508	$ 447

	Total Shares	Weighted Average Shares	Weighted Average Shares
Denominator – Weighted Average Shares:
Beginning Common Shares	8,663,519	8,663,519	9,378,349
Options exercised during the three months ended April 4, 2005	2,000	—	66
Options exercised during the three months ended April 3, 2006	1,183	351	—
Treasury Stock purchases during the three months ended April 3, 2006(1)	(74,059)	(64,157)	—
Basic		8,599,713	9,378,415
Dilutive Shares		43,646	463,181
Diluted		8,643,359	9,841,596
Per common share:
Basic and dilutive		$ 0.06	$ 0.05

(1)

On May 24, 2005, SWRG announced that the Board of Directors of SWRG had authorized a stock repurchase program under which up to one million shares of its common stock were authorized to be acquired in the open market over the 18 months following such authorization at the discretion of management

(5) Share-Based Compensation

The 2001 Stock Incentive Plan (“2001 Stock Incentive Plan”) provides for the granting of options to purchase shares of SWRG common stock and stock awards. Options may be incentive stock options, as defined in Section 422 of the Internal Revenue Code (the “Code”), granted only to SWRG employees (including officers who are also employees) or non-qualified stock options granted to our employees, directors, officers and consultants. Stock awards may be granted to employees of, and other key individuals engaged to provide services to, SWRG and its subsidiaries. The 2001 Stock Incentive Plan was adopted and approved by the directors of SWRG in March 2001 and our stockholders in April 2001.

The 2001 Stock Incentive Plan may be administered by SWRG’s Board of Directors or by its Compensation Committee, either of which may decide who will receive stock option or stock awards, the amount of the awards, and the terms and conditions associated with the awards. These include the price at which stock options may be exercised, the conditions for vesting or accelerated vesting, acceptable methods for paying for shares, the effect of corporate

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Note to Unaudited Consolidated Financial Statements April 3, 2006 and April 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

transactions or changes in control, and the events triggering expiration or forfeiture of a participant’s rights. The maximum term for stock options may not exceed ten years, provided that no incentive stock options may be granted to any employee who owns ten percent or more of SWRG with a term exceeding five years. Options granted under the 2001 Stock Incentive Plan vest over a five year period.

Effective January 3, 2006, SWRG adopted the provisions of SFAS No. 123R. Under FAS123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. SWRG adopted the provisions of FAS123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because SWRG previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123R. The cumulative effect of applying the forfeiture rates is not material. FAS 123R requires that excess tax benefits related to stock options exercises be reflected as financing cash inflows instead of operating cash inflows.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of SWRG stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. SWRG uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted, were estimated based on the following weighted average assumptions:

Expected volatility	32.1%
Risk-free interest rate	3.9%
Expected dividend yield	0.0%
Expected life	5.0 – 7.5 years

Stock option activity during the three months ended April 3, 2006, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contracted	intrinsic
	options	price	term (years)	value
Outstanding at January 2, 2006	610,039	$5.23
Options granted	-	0.00
Options exercised	(1,183)	4.47
Options forfeited	(111,040)	5.92
Options outstanding at April 3, 2006	497,816	$4.99	6.82	$316
Options exercisable at April 3, 2006	304,739	$4.67	6.20	$265

The impact on SWRG’s results of operations of recording share-based compensation for the three-months ended April 3, 2006 was to increase general and administrative expenses by approximately $56 and reduce earnings

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Note to Unaudited Consolidated Financial Statements April 3, 2006 and April 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

per share by $0.01 per basic and diluted share. This charge relates to the compensation charge on unvested awards issued prior to the adoption of FAS 123R as there were no new grants during the three months ended April 3, 2006.

As of April 3, 2006, there was approximately $322 of total unrecognized stock-based compensation cost related to options granted under the 2001 Stock Incentive Plan that will be recognized over the next four years.

A summary of our non-vested shares as of April 3, 2006 and changes during the three months ended April 3, 2006 is presented below:

		Weighted average
		grant date
	Shares	fair value

Nonvested at January 2, 2006	288,316	$5.66
Granted	-	0.00
Vested	-	0.00
Forfeited	(95,239)	6.02
Nonvested at April 3, 2006	193,077	$5.48

Prior to the adoption of FAS 123R, SWRG applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 (“FIN 44”), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amended FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Options given to a board member who was also a consultant of SWRG became variable options under FIN 44. The change in fair value of these options for the period ended April 4, 2005 resulted in a recovery of compensation of $7.

The following table illustrates the effect on the net income as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Note to Unaudited Consolidated Financial Statements April 3, 2006 and April 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

Three Months Ended
April 4, 2005

Net income	$ 447
Add (deduct) stock-based employee compensation expense (recovery) included in reported net income (loss)	(7)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(73)
Pro forma net income (loss)	$ 367
Pro forma net income (loss) per common share-
Basic and diluted	$ 0.04
Weighted average common shares outstanding:
Basic	9,378,415
Dilutive	9,841,596

(6) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and equity securities by major security type and class of security at April 3, 2006 and April 4, 2005 were as follows:

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At April 3, 2006:
Available for sale-short-term:
Equity securities	$ 118	154	—	$ 272
	$ 118	154	—	$ 272
At April 3, 2006:
Available for sale long-term:
Corporate debt securities	$3,175	—	—	$3,175
Equity securities	250	—	(6)	244
	$3,425	—	(6)	$3,419
At January 2, 2006:
Available for sale-short-term:
Equity securities	$ 118	147	—	$ 265
	$ 118	147	—	$ 265
At January 2, 2006:
Available for sale long-term:
Corporate debt securities	$4,175	—	—	$4,175
Equity securities	250	—	(8)	242
	$4,425	—	(8)	$4,417

Maturities of debt securities classified as available for sale were as follows at April 3, 2006:

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Note to Unaudited Consolidated Financial Statements April 3, 2006 and April 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

	Amortized Cost	Fair value
Available for sale:
Due after five years through thirty years	$3,175	$3,175
Equity securities	250	244
	$3,425	$3,419

Proceeds from the sale of investment securities available for sale were $1,007 for the three months ended April 3, 2006 and gross realized gains (losses) included in general and administrative expenses were immaterial.

(7) Property and Equipment

Property and equipment consists of the following:

	Apr. 3, 2006	Jan. 2, 2006
Land	$2,001	$2,001
Building and building improvements	3,275	3,241
Machinery and equipment	14,276	14,034
Furniture and fixtures	8,501	8,246
Leasehold improvements	53,021	52,648
Leasehold rights	3,376	3,376
Construction-in-progress	891	181
	85,341	83,727
Less accumulated depreciation and amortization	(29,846)	(28,775)
	$55,495	$54,952

Leasehold improvements include $6,564 of assets under capital lease and machinery and equipment includes $1,500 of assets under capital lease as of April 3, 2006. Depreciation and amortization expense of property and equipment was $1,071 and $1,356, for the three month period ended April 3, 2006 and April 4, 2005, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress.

On January 1, 2006, SWRG closed the Manhattan Ocean Club and began the renovations for its new concept Quality Meats, which opened in April 2006. The write-down of the impaired net property and equipment of the Manhattan Ocean Club was approximately $302 for the fiscal year ended January 2, 2006.

Assets Held for Sale

On August 29, 2005, SWRG closed its Smith & Wollensky in New Orleans (“S&W New Orleans”) due to damages that it sustained from Hurricane Katrina. SWRG has a write-down of the impaired net property and equipment of $750, net for the estimated damages to the building for the fiscal year ended January 2, 2006. This estimate is net of $100 of insurance proceeds SWRG has received related to content coverage. During the three months ended April 3, 2006, SWRG recorded a receivable for net insurance proceeds of $546 which included insurance recovery for both the building and contents. This amount was received subsequent to April 3, 2006.

On March 16, 2006, SWRG signed a listing agreement to make available for sale the property for S&W New Orleans. The property was placed on the market during the first week of April 2006 and is presented as assets held for

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Note to Unaudited Consolidated Financial Statements April 3, 2006 and April 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

sale for the three months ended April 3, 2006. S&W New Orleans assets held for sale are recorded at the lower of cost or estimated fair value less selling costs. Assets held for sale that related directly to S&W New Orleans, which includes the land, building, building improvements, furniture and fixtures and machinery and equipment at net cost, amounted to $4,636 and $4,681 at April 3, 2006 and January 2, 2006, respectively. For comparability purposes, the assets held for sale were reclassed for the fiscal year ended January 2, 2006. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”) SWRG has ceased depreciation on the assets which are classified as held for sale as of March 16, 2006.

(8) Licensing Agreement

On August 16, 1996, SWRG entered into a Licensing Agreement with St. James Associates (“St. James”), the owner of the Smith & Wollensky restaurant in New York. St. James is an entity related through common management and ownership.

The Licensing Agreement provides SWRG with the exclusive right to utilize the names “Smith & Wollensky,” “Wollensky’s Grill,” and all associated service marks, trademarks, trade names and trade dress from St. James (the “Names”) throughout the United States and internationally, with the exception of a reserved territory, as defined. Consequently, SWRG may not open additional Smith & Wollensky restaurants or otherwise utilize the Names in the reserved territory. The Licensing Agreement requires SWRG to make additional payments to St. James as follows: (i) $200 for each new restaurant opened (increasing annually commencing in 1999 by the lesser of the annual increase in the Consumer Price Index or a 5% increase of the fee required in the preceding year), (ii) a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, as defined, subject to certain annual minimums, and (iii) a royalty fee of 1% of annual gross sales for any steakhouses opened in the future by SWRG that does not utilize the Names. In addition, should SWRG terminate or default on the license, as defined, it is subject to a fee of $2,000 upon termination or $2,500 to be paid over four years.

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

(9) Commitments and Contingencies

Legal Matters

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of SWRG that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners ELAD Properties, LLC and CPS1, LLC (collectively the “Defendants”) alleging that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel, guest, room and credit account charges to Parade, and (3) failed to pay termination costs to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Note to Unaudited Consolidated Financial Statements April 3, 2006 and April 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

$3,500. SWRG believes that it will likely prevail in these matters and that the risk of material loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, its financial position, results of operations and cash flows could be adversely affected. As of April 3, 2006 there were no changes to the status of these claims or counterclaims.

La Cite Associates, L.P. (“Cite”) received a notice of default from the Rockefeller Center North, Inc (“Landlord”) due to its alleged failure to provide the Landlord with monthly gross income statements for Cité for the period from January 1, 2001 to date. Although management believes the previous percentage rent provision in its Lease ended on December 31, 2000, management voluntarily delivered to the Landlord the requested gross income statements on November 15, 2005. The Landlord has recently commenced a lawsuit in New York State Supreme Court (NY Co. Index No. 06-10173) in which the Landlord alleges that Cité was obligated to, but has not paid, percentage rent since January 1, 2001 (the “Percentage Rent Lawsuit”). If the Landlord’s claim in the Percentage Rent Lawsuit is accepted by the Court, the Landlord claims that the percentage rent sought presently amounts to approximately $1,400. Management believes that the documentary evidence proves and the parties’ prior conduct confirms that Cité’s prior obligation to pay percentage rent ceased on December 31, 2000. Management believes, based on these reasons and the advice from outside attorneys defending the Percentage Rent Lawsuit, that it has a significant likelihood of prevailing in this Percentage Rent Lawsuit and that the risk of loss is not probable. Accordingly, Cite has not established a reserve for loss in connection with this Percentage Rent Lawsuit. If Cite were to lose this Percentage Rent Lawsuit, its financial position, results of operations and cash flows may be adversely affected.

SWRG is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG’s consolidated financial position, results of operations or liquidity.

(10) Treasury Stock

On May 24, 2005, SWRG announced that the Board of Directors of SWRG had authorized a stock repurchase program under which up to one million shares of its common stock were authorized to be acquired in the open market over the 18 months following such authorization at the discretion of management. In addition, on August 30, 2005, SWRG signed a Separation Agreement and General Release (“Separation Agreement”) with James M. Dunn, its former President and General Manager of the Smith & Wollensky in Boston, pursuant to which SWRG agreed to purchase any shares of common stock that Mr. Dunn was to receive upon the exercise of his stock options at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, SWRG purchased 158,667 shares of common stock from Mr. Dunn pursuant to the Separation Agreement

The shares are purchased from time to time at prevailing market price through open market or unsolicited negotiated transactions, depending on market conditions. Under the program, the purchases are funded from available working capital, and the repurchased shares are held in treasury or used for ongoing stock issuances. There is no guarantee as to the exact number of shares which will be repurchased by SWRG, and SWRG may discontinue purchases at any time that management determines additional purchases are not warranted.

Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

During the three months ended April 3, 2006, SWRG reacquired 74,059 shares of common stock pursuant to an approved, open market repurchase plan. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Note to Unaudited Consolidated Financial Statements April 3, 2006 and April 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

(11) Gift Card Liability

In April 2005, a new gift card tracking system was implemented to track the gift card liability. For gift cards issued prior to April 2005, SWRG used its best estimate to establish a liability for gift certificates issued , but not redeemed prior to April 2005 (“Old Gift Certificates”). Based on the redemption of Old Gift Certificates during the three months ended April 3, 2006, a change in estimate was deemed necessary. The impact of this change was related to promotional gift cards and was to increase marketing and promotional expense therefore decreasing SWRG’s net income by $35 for the quarter ended April 3, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As of April 3, 2006, we operated 14 high-end, high volume restaurants in the United States. In addition, we own a Smith & Wollensky unit in New Orleans, Louisiana (“S&W of New Orleans”), which was closed on August 29, 2005 due to Hurricane Katrina. We have listed the property as available for sale and continue to evaluate all our options. We also own our new concept, Quality Meats, a Contemporary American restaurant that opened in April 2006 and is located in the space previously occupied by the Manhattan Ocean Club, which we closed on January 1, 2006. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2007 with the launch of our first free-standing Wollensky’s Grill (“Grill” or collectively “Grills”). We plan to open a total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units .

Our cash investment for each of our owned Smith & Wollensky restaurants open as of April 3, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2007, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

As a result of our recent changes, expansion and when our locations opened, period-to-period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. In calculating comparable consolidated restaurant sales, we introduce a restaurant into our comparable consolidated restaurant base once it has been in operation for 15 months. Comparable consolidated restaurant sales do not include the sales for the S&W New Orleans which was closed on August 29, 2005 due to Hurricane Katrina or sales for the Manhattan Ocean Club which closed on January 1, 2006.

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

General and administrative expenses include all corporate and administrative functions that support existing owned and managed operations and provide infrastructure to our organization. General and administrative expenses are comprised of management, supervisory and staff salaries and employee benefits, travel costs, information systems, training costs, corporate rent, corporate insurance and professional fees, consulting fees and share-based compensation charge for stock options. Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses. General and administrative expenses also include the depreciation of corporate-level property and equipment and the amortization of corporate intangible assets, such as licensing agreements and management contracts.

Royalty expense represents fees paid pursuant to a licensing agreement with St. James Associates, based upon 2.0% of sales, as defined, for restaurants utilizing the Smith & Wollensky name. On January 19, 2006, we (the “Licensee”), signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “Amended Licensing Agreement”), with St. James Associates, L.P. (the “Licensor”) which provides for, among other things, a reduced licensing fee only for the opening of Grills that are less than 9,000 square feet. Pursuant to the Amended Licensing Agreement, the one-time opening fee paid to the Licensor for each new additional Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the original licensing agreement. In addition, the annual royalty fee (“Grill Royalty Fee”) will be reduced from 2% to 1% for annual sales from Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the original licensing agreement. The terms of the amendment do not apply to the existing Grills.

Effect of FIN 46(R)

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

The consolidation of the entity that owns M&P has increased our current assets by $160,000 and $199,000, increased non-current assets by $59,000 and $82,000, increased current liabilities by $373,000 and $555,000, and increased non-current liabilities by $390,000 and $401,000 at April 3, 2006 and January 2, 2006, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2.9 million and $2.9 million, and increased restaurant operating costs by $2.5 million and $2.3 million for the three months ended April 3, 2006 and April 4, 2005, respectively. See Notes to Unaudited Consolidated Financial Statements, Note 2.

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

Our significant accounting policies are described under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended January 2, 2006. The following updates those policies:

Assets held for sale.   Assets held for sale are recorded at the lower of cost or estimated fair value less selling costs. The net carrying amount of assets held for sale related to S&W New Orleans including the land, building, leaseholds, furniture and fixtures and machinery and equipment at cost as of April 3, 2006 and January 2, 2006 was $4.6 million and $4.7 million, respectively. For comparability purposes, the assets held for sale were reclassed for the fiscal year ended January 2, 2006. In accordance with SFAS No.144, SWRG has ceased depreciation on the assets which are classified as held for sale as of March 16, 2006.

Share-based compensation. We adopted the provisions of SFAS 123R, on January 3, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values of our stock options. Share-based compensation cost represents the measurement at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. We adopted the provisions of FAS123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. We previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123R. The cumulative effect of applying the forfeiture rates is not material. FAS 123R requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of SWRG common stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. We use historical data to estimate expected dividend yield, expected life and forfeiture rates.

The impact on our results of operations of recording share-based compensation is to increase general and administrative expenses and decrease our earnings per basic and diluted share. This charge relates to the compensation charge on unvested awards issued prior to the adoption of FAS 123R. The impact on our results of operations of recording share-based compensation for the three-months ended April 3, 2006 was to increase general and administrative expenses by approximately $56,000 and reduce earnings per share by $0.01 per basic and diluted share. This charge relates to the compensation charge on unvested awards issued prior to the adoption of FAS 123R as there were no new grants during the three months ended April 3, 2006.

Prior to the adoption of FAS 123R, we applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, and related interpretations including FIN 44, to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

Results of Operations

	Three Months Ended
	April 3, 2006		April 4, 2005

Consolidated Statement of Operations Data:
Consolidated restaurant sales	$ 30,812	100.0%	$ 32,994	100.0%
Cost of consolidated restaurant sales:
Food and beverage costs	9,574	31.1	9,816	29.8
Salaries and related benefit expenses	8,609	27.9	9,462	28.7
Restaurant operating expenses	5,001	16.2	5,483	16.6
Occupancy and related expenses	2,102	6.8	1,880	5.7
Marketing and promotional expenses	1,249	4.1	1,226	3.7
Depreciation and amortization.	1,068	3.5	1,310	4.0
Insurance proceeds, net	(546)	(1.8)	—	—
Total cost of consolidated restaurant sales	27,057	87.8	29,177	88.5
Income from consolidated restaurant operations	3,755	12.2	3,817	11.5
Management fee income	238	0.8	251	0.8
Income from consolidated and managed restaurants	3,993	13.0	4,068	12.3
General and administrative expenses	2,592	8.4	2,324	7.0
Royalty expense	478	1.6	497	1.5
Operating income	923	3.0	1,247	3.8
Interest expense, net of interest income	(125)	(0.4)	(461)	(1.4)
Income before provision for income taxes	798	2.6	786	2.4
Provision for income taxes	110	0.4	57	0.2
Income before income of consolidated variable interest entity	688	2.2	729	2.2
Income of consolidated variable interest entity	(180)	(0.6)	(282)	(0.8)
Net income	$ 508	1.6%	$ 447	1.4%

Three months ended April 3, 2006 Compared to the Three Months Ended April 4, 2005

Consolidated Restaurant Sales. Consolidated restaurant sales decreased $2.2 million, or 6.6%, to $30.8 million for the three months ended April 3, 2006 from $33.0 million for the three months ended April 4, 2005. The decrease in consolidated restaurant sales was primarily due to a decrease of $2.8 million relating to the continued closure of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club. We have listed the property in New Orleans as available for sale and continue to evaluate our options. The Manhattan Ocean Club which closed on January 1, 2006, has been renovated and our new concept, Quality Meats, located in the space previously occupied by the Manhattan Ocean Club, opened in April 2006. The decrease in consolidated restaurant sales was partially offset by a net increase in comparable consolidated restaurant sales of $580,000. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of the Smith & Wollensky unit in New Orleans or the Manhattan Ocean Club. The net increase in comparable consolidated restaurant sales was primarily due to a net increase of $665,000 at our comparable consolidated Smith & Wollensky restaurants. The net increase in comparable consolidated sales was offset by the decrease in sales of $85,000 at our comparable consolidated restaurants in New York. The improvement in comparable consolidated sales is due to an increase in the average check, related primarily to price increases and to a lesser extent an increase in banquet sales.

Food and Beverage Costs. Food and beverage costs decreased $242,000 to $9.6 million for the three months ended April 3, 2006 from $9.8 million for the three months ended April 4, 2005. The decrease in cost is related primarily to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire three month period ended April 3, 2006. This decrease was offset by an increase in cost of $552,000 at our comparable units, relating primarily to an increase in the cost of beef for the three months ended April 3, 2006 as compared to the three months ended April 4, 2005. Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.1% for the three months ended April 3, 2006 from 29.8% for the three months ended April 4, 2005. The increase in food and beverage costs as a percentage of consolidated restaurant sales was primarily due to the increase in the cost of beef at our comparable units.

Salaries and Related Benefits. Salaries and related benefits decreased $853,000 to $8.6 million for the three months ended April 3, 2006 from $9.5 million for the three months ended April 4, 2005. This net decrease was primarily due to the closures of our Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire three month period ended April 3, 2006. The net decrease relating to these units was $896,000. The net decrease is partially offset by a net increase in comparable consolidated salaries and related benefits of $43,000. Salaries and related benefits as a percent of consolidated restaurant sales decreased to 27.9% for the three months ended April 3, 2006 from 28.7% for the three months ended April 4, 2005. The decrease in salaries and related benefits as a percentage of consolidated restaurant sales relates primarily to the decrease in medical claims under our self insured health plan.

Restaurant Operating Expenses. Restaurant operating expenses decreased $482,000 to $5.0 million for the three months ended April 3, 2006 from $5.5 million for the three months ended April 4, 2005. The decrease was primarily due to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire three month period ended April 3, 2006, to a lesser extent a net decrease in comparable consolidated restaurant operating expenses of $98,000 primarily due to a decrease in operating supplies. Restaurant operating expenses as a percentage of consolidated restaurant sales decreased to 16.2% for the three months ended April 3, 2006 from 16.6% for the three months ended April 4, 2005.

Occupancy and Related Expenses. Occupancy and related expenses increased $222,000 to $2.1 million for the three months ended April 3, 2006 from $1.9 million for the three months ended April 4, 2005, primarily due to the rent incurred in Las Vegas as a result of the sale lease-back transaction entered into on May 23, 2005. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 6.8% for the three months ended April 3, 2006 from 5.7% for the three months ended April 4, 2005.

Marketing and Promotional Expenses. Marketing and promotional expenses decreased $23,000 and was $1.2 million for the three months ended April 3, 2006 and for the three months ended April 4, 2005. The decrease was related primarily to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire three month period ended April 3, 2006 offset by increased promotional costs for Wine Week™ at comparable consolidated stores. Marketing and promotional expenses as a percent of consolidated restaurant sales increased to 4.1% for the three months ended April 3, 2006 from 3.7% for the three months ended April 4, 2005. The increase in marketing and promotional expense as a percentage of consolidated restaurant sales was primarily due to the increased promotional costs for Wine Week™ at comparable consolidated stores as well as the distribution of fixed marketing and promotional expense over a decreasing revenue base.

Depreciation and Amortization. Depreciation and amortization decreased $242,000 to $1.1 million for the three months ended April 3, 2006 from $1.3 million for the three months ended April 4, 2005, primarily due to the decrease in the leasehold basis for the Las Vegas property directly related to the sale and lease-back entered into on May 23, 2005, and to a lesser extent the impaired assets for the Smith & Wollensky unit in New Orleans and the assets of the Manhattan Ocean Club which were written down in 2005.

Insurance Proceeds. On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. In March 2006, we listed the property in New Orleans as available for sale and continue to evaluate our options. During the three months ended April 3, 2006 we recorded a receivable for net insurance proceeds of $546,000 which included insurance recovery for both the building and contents net of administrative fees. This amount was received subsequent to April 3, 2006. We currently are unable to determine when or if we will receive any additional proceeds relating to these damages.

Management Fee Income. Management fee income decreased $13,000 to $238,000 for the three months ended April 3, 2006 from $251,000 for the three months ended April 4, 2005. The decrease is due to the decrease in sales from our managed units for the three months ended April 3, 2006 as compared to the three months ended April 4, 2005.

General and Administrative Expenses. General and administrative expenses increased $268,000 to $2.6 million for the three months ended April 3, 2006 from $2.3 million for the three months ended April 4, 2005. General and administrative expenses as a percent of consolidated restaurant sales increased to 8.4% for the three months ended April 3, 2006 from 7.0% for the three months ended April 4, 2005 results. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales increased to 6.1% for the three months ended April 3, 2006 from 5.6% for the three months ended April 4, 2005. The increase in general and administrative expenses was primarily due to the cost associated with the relocation of the corporate offices and to a lesser extent an increase for the adoption of FAS 123R share-based compensation charge of approximately $56,000, and approximately $105,000 in consulting and professional fees for the three months ended April 3, 2006. General and administrative expenses include approximately $58,000 in severance payments to Mr. Dunn, our former President and to Mr. Mandel, our former Chief Financial Officer.

Royalty Expense. Royalty expense decreased $19,000 to $478,000 for the three months ended April 3, 2006 from $497,000 for the three months ended April 4, 2005. The decrease was primarily due to the decrease in sales of $1.3 million from our Smith & Wollensky unit in New Orleans. This was partially offset by a net increase in sales of $665,000 from our Smith & Wollensky units open for the entire period.

Interest Expense—Net of Interest Income. Interest expense, net of interest income, decreased $336,000 to $125,000 for the three months ended April 3, 2006 from $461,000 for the three months ended April 4, 2005, primarily due to the reduction of interest expense as it relates to our new lease obligation from the sale and lease-back transaction of our Las Vegas property and, to a lesser extent, the payoff of approximately $9.2 million of debt. Interest expense, net of interest income, was also impacted by the increase in interest income related to the investments being held during the three months ended April 3, 2006.

Provision for Income Taxes. The income tax provisions for the three months ended April 3, 2006 and for the three months ended April 4, 2005 represent certain federal, state and local taxes.

Income of Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) of this variable interest entity is presented as a separate item after the provision for income taxes.

Liquidity and Capital Resources

Cash Flows

We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash used in operating activities amounted to $91,000 and $13,000 for the three months ended April 3, 2006 and April 4, 2005, respectively. During the three months ended April 3, 2006, we used cash flows provided by operations primarily to reduce outstanding payables.

Net cash used in financing activities was $571,000 and $414,000 for the three months ended April 3, 2006 and April 4, 2005, respectively. Net cash used in financing activities for the three months ended April 3, 2006 includes $77,000 principal payments on long-term debt and capital lease obligations, $379,000 of treasury stock purchased under the stock repurchase program, net proceeds of $5,000 from the exercise of options and distributions of $120,000 to the minority interest in the consolidated variable interest entity. Net cash used in financing activities for the three months ended April 4, 2005 includes $254,000 principal payments on long-term debt and capital lease obligations, net proceeds of $10,000 from the exercise of options and distributions of $170,000 to the minority interest in the consolidated variable interest entity.

Net cash used in investing activities was $559,000 and $582,000 for the three months ended April 3, 2006 and April 4, 2005, respectively. During the three months ended April 3, 2006, we used cash primarily to fund maintenance capital expenditures of existing restaurants, renovation costs for Quality Meats and the relocation of our corporate offices. Net cash used in investing activities for the three months ended April 3, 2006 includes $1.0 million of net proceeds from the sale of investments. Total capital expenditures were $1.6 million and $582,000  for the three months ended April 3, 2006 and April 4, 2005, respectively.

Capital Expenditures

Total capital expenditures are expected to be approximately $1.8 million for the remainder of fiscal 2006 and consist of approximately $200,000 to complete the refurbishing and redesign of the location where the Manhattan Ocean Club was located for our new concept, Quality Meats, approximately $900,000 directly related to the initial design and construction costs for the proposed new Wollensky’s Grill restaurant concept and $700,000 in maintenance capital expenditure in respect of existing restaurants. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2007 with the launch of our first free-standing Grill. We plan to open total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units. Our cash investment for each of our owned Smith & Wollensky restaurants open as of April 3, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2007, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet, will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

Indebtedness

In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami Beach location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.4 million and $1.5 million at April 3, 2006 and April 4, 2005, respectively.

On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia. The $2.0 million was used by us for construction costs related to our Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At April 3, 2006, New Orleans was not in compliance with the financial covenant contained in the agreement. On March 27, 2006, a letter was signed by Hibernia waiving the covenants contained in our promissory note for the year ended January 1, 2007. We are currently in the process of amending the financial covenants contained in our promissory note with Hibernia. The balance of the promissory note was approximately $1.8 million and $1.9 million at April 3, 2006 and April 4, 2005, respectively.

On January 27, 2006, we entered into a $5.0 million secured line of credit facility with Morgan Stanley (“Credit Agreement”). Under the Credit Agreement, we are the borrower and Dallas S&W, L.P., our subsidiary, and the Company are the Guarantors. The $5.0 million line can be used for general corporate purposes. We may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at our election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is guaranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and us. There was no balance outstanding under the Credit Agreement as of April 3, 2006.

Pursuant to the terms of our secured line of credit facility, we cannot declare or pay any dividends if any portion of this loan is outstanding.

Sale Lease-back Transactions.

On March 23, 2005, S&W of Las Vegas, LLC (the “Borrower”) entered into a contract of sale (the “Las Vegas Agreement”) with Metroflag SW, LLC (the “Buyer”). Pursuant to the Las Vegas Agreement, on May 23, 2005, (i) the Borrower assigned to the Buyer its existing ground lease (the “Existing Lease”) in respect of the property located at 3767 Las Vegas Boulevard South, Las Vegas, Nevada (the “Las Vegas Property”), (ii) the Buyer purchased the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower entered into a lease-back lease (the “New Lease”) pursuant to which the Borrower is leasing the Las Vegas Property. The transaction closed on May 23, 2005. The aggregate purchase price was $30.0 million and was paid out as follows: (a) approximately $10.4 million to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30.0 million and the amount paid to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19.6 million). The Borrower received net proceeds from the transactions equal to approximately $19.3 million (after legal and other miscellaneous cost, but before taxes) and used approximately $9.2 million of the net proceeds from the transactions to repay existing indebtedness. The net gain on this transaction of approximately $13.5 million is being deferred and recognized as a reduction in rent expense and interest expense over the life of the New Lease. At April 4, 2005, we had a deferred tax asset of $9.8 million, which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. At April 3, 2006, we recorded a full valuation allowance against the total deferred tax asset of $10.9 million, due to the uncertainty of this benefit being realized in the future.

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

Future minimum capital lease payments at April 3, 2006 were as follows:

Fiscal year:	(in 000’s)
2006	$ 453
2007	605
2008	605
2009	605
2010	380
Thereafter	19,618
Total future capital lease payments	22,266
Less: amount representing interest	(14,412)
Present value of net minimum capital lease payments	7,854
Less: current portion	142
Long-term obligations under capital leases at April 3, 2006	$ 7,712

The remainder of the fixed minimum annual rental payments is being treated as an operating lease

Liquidity

We believe that our cash, short-term and long-term investments on hand, projected cash flow from operations and funds available under our Credit Agreement should be sufficient to finance our redesign of the location where the Manhattan Ocean Club was located for a new concept, Quality Meats, and maintenance capital expenditures in respect of existing units and operations throughout 2006, as well as allow us to meet our debt service obligations under our loan agreements, including our approximately $1.8 million outstanding on our promissory note with Hibernia, and begin our planned expansion. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses or other events could cause us to seek alternative financing or reschedule our maintenance capital expenditure and expansion plans. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

Seasonality

Our business is seasonal in nature depending on the region of the United States in which a particular restaurant is located, with revenues generally being less in the third quarter than in other quarters due to reduced summer volume and highest in the fourth quarter due to year-end and holiday events. As we expand in other locations, the seasonality pattern may change.

Inflation

Components of our operations subject to inflation include food, beverage, lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. Accordingly, on January 3, 2006, we adopted the provisions of SFAS 123R using the modified prospective approach. As a result of the adoption, share-based awards expense incurred subsequent to January 2, 2006, is included in the our unaudited consolidated statements of operations. The initial adoption of this standard resulted in the recognition of approximately $57,000, or $0.01 per diluted share, of compensation expense related to stock options for the three months ended April 3, 2006.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. SFAS 155 amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe the adoption of this standard will have a material impact on our financial condition or our results of operations.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the initial recognition and subsequent accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early adoption allowed. We do not believe the adoption of this standard will have a material impact on our financial condition or the results of operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami Beach property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates as well as our fixed rate of indebtedness. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at April 3, 2006.

	Expected Maturity Date Fiscal Year Ended
Debt	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value April 3, 2006
	(Dollars in thousands)
Long-term variable rate	$ 42	$779	$ —	—	—	—	$ 821	$ 821
Average interest rate							7.0%
Long-term fixed rate	$113	$154	$167	$1,634	$72	$307	$2,447	$2,764
Average interest rate							6.6%
Total Debt							$3,268	$3,585

We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our “disclosure controls and procedures” were not effective based on the restatement described below.

Restatement of Previously Issued Financial Statements

On April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift certificates that were sold and deemed to have expired and not redeemed during fiscal 2001 and fiscal 2002. In addition, it was also determined that we had not properly recorded expenses related to certain promotions that we ran from fiscal 2000 through fiscal 2004, for which gift certificates were issued at either a full or partial discount. These expenses should have been included in the financial statements for the three months ended January 1, 2001, December 31, 2001, December 30, 2002 and December 29, 2003, which were included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2003, and in our Quarterly Report on Form 10-Q for the three months ended March 29, 2004, June 28, 2004 and September 27, 2004, and therefore a restatement of our financial statements for the periods referenced above was required. The total impact of this restatement on our financial statements was to increase our accumulated deficit at December 31, 2001 by $590,000, increase our net loss for the fiscal year ended December 30, 2002, by $66,000, or $.01 per share, and increase our net loss for the fiscal year ended December 29, 2003 by $83,000, or $.01 per share. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements. Our Annual Report on Form 10-K for the fiscal year ended January 2, 2006 reflects the changes for the quarterly results for the fiscal year ended 2004. We restated our annual results for the quarterly periods ended January 1, 2001, December 31, 2001, December 30, 2002 and December  29, 2003 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005.

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

Changes in Internal Controls

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

Pursuant to our June 21, 1988 lease agreement, as amended and modified (the “Lease”), between La Cité Associates L.P. (“Cité”) and Rockefeller Center North, Inc. (the “Landlord”), the Landlord has the option to terminate the Lease if (i) Mr. Stillman does not own at least 35% of the shares of each class of the Cité stock (this Lease requirement preceded the initial public offering of our common stock) or (ii) if there is a failure to obtain the Landlord’s consent to an assignment of the Lease (an assignment of the Lease occurred more than 10-years ago when the Lease was assigned from the predecessor of Cité (i.e. from La Cité, Inc to Cité)). Thus, we are technically not in compliance with those provisions; however, the Landlord has not elected to exercise its option to terminate the Lease. The Landlord also has the option to terminate the Lease if Mr. Stillman does not have effective working control of the business of Cité (which the Landlord has never claimed is not the case). In addition, on October 21, 2005 we received a notice of default from the Landlord due to our alleged failure to provide the Landlord with monthly gross income statements for Cité for the period from January 1, 2001 to date. Although we believe the previous percentage rent provision in our Lease ended on December 31, 2000, we voluntarily delivered to the Landlord the requested gross income statements on November 15, 2005. The Landlord has recently commenced a lawsuit in New York State Supreme Court (NY Co. Index No. 06-10173) in which the Landlord alleges that Cité was obligated to, but has not paid, percentage rent since January 1, 2001 (the “Percentage Rent Lawsuit”). If the Landlord’s claim in the Percentage Rent Lawsuit is accepted by the Court, the Landlord claims that the percentage rent sought presently amounts to approximately $1.4 million. We believe that the documentary evidence proves and the parties’ prior conduct confirms that Cité’s prior obligation to pay percentage rent ceased on December 31, 2000. Management believes, based on these factors and the advice from our outside attorneys defending the Percentage Rent Lawsuit, that we have a significant likelihood of prevailing in this Percentage Rent Lawsuit and that the risk of loss is not probable. Accordingly, we have not established a reserve for loss in connection with this Percentage Rent Lawsuit. If we were to lose this Percentage Rent Lawsuit, our financial position, results of operations and cash flows may be adversely affected.

Item 1A.	Risk Factors.

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of SWRG’s Annual Report on Form 10-K for the fiscal year ended January 2, 2006 (our “2005 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2005 Form 10-K, except that we have updated the risk factors set forth below to reflect events occurring since the filing of our 2005 Form 10-K.

The failure to sell or to reopen our restaurant in New Orleans in the near future or the failure to collect an adequate amount of insurance proceeds could have a material adverse effect on our business, results of operations and financial condition.

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. We have insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W of New Orleans. We have recorded an impairment for certain assets of approximately $750,000 which represents an estimate of the maximum deductible which could be incurred under our insurance plan as well as an estimate of other impaired assets not believed to be covered under our insurance plan. This impairment amount is net of $100,000 of insurance proceeds we have received that relates to content coverage. We have also written off approximately $160,000 in inventories that spoiled or were destroyed by Hurricane Katrina. We received advances of $350,000 for business interruption which is reflected in our statement of operation for the year ended January 2, 2006. As of April 3, 2006 we have recorded proceeds, net of fees of $546,000 related to content coverage which is reflected in our unaudited statement of operation for the three months ended April 3, 2006. We continue to work closely with our insurance carriers and claims adjusters to ascertain the full amount of damages. On April 19, 2006, our Board of Directors unanimously voted to list S&W New Orleans as available for sale. A listing agreement was signed on March 16, 2006 and expires on September 16, 2006. We are unable to determine whether this restaurant will reopen and are currently evaluating our options. The failure to reopen our restaurant in New Orleans in the near future or the failure to collect an adequate amount of insurance proceeds or the failure to sell the assets available for sale could have a material adverse effect on our business, results of operations and financial condition.

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

Pursuant to our June 21, 1988 lease agreement, as amended and modified (the “Lease”), between La Cité Associates L.P. (“Cité”) and Rockefeller Center North, Inc. (the “Landlord”), the Landlord has the option to terminate the Lease if (i) Mr. Stillman does not own at least 35% of the shares of each class of the Cité stock (this Lease requirement preceded the initial public offering of our common stock) or (ii) if there is a failure to obtain the Landlord’s consent to an assignment of the Lease (an assignment of the Lease occurred more than 10-years ago when the Lease was assigned from the predecessor of Cité (i.e. from La Cité, Inc to Cité)). Thus, we are technically not in compliance with those provisions; however, the Landlord has not elected to exercise its option to terminate the Lease. The Landlord also has the option to terminate the Lease if Mr. Stillman does not have effective working control of the business of Cité (which the Landlord has never claimed is not the case). In addition, on October 21, 2005 we received a notice of default from the Landlord due to our alleged failure to provide the Landlord with monthly gross income statements for Cité for the period from January 1, 2001 to date. Although we believe the previous percentage rent provision in our Lease ended on December 31, 2000, we voluntarily delivered to the Landlord the requested gross income statements on November 15, 2005. The Landlord has recently commenced a lawsuit in New York State Supreme Court (NY Co. Index No. 06-10173) in which the Landlord alleges that Cité was obligated to, but has not paid, percentage rent since January 1, 2001 (the “Percentage Rent Lawsuit”). If the Landlord’s claim in the Percentage Rent Lawsuit is accepted by the Court, the Landlord claims that the percentage rent sought presently amounts to approximately $1.4 million. We believe that the documentary evidence proves and the parties’ prior conduct confirms that Cité’s prior obligation to pay percentage rent ceased on December 31, 2000. Management believes, based on these factors and the advice from our outside attorneys defending the Percentage Rent Lawsuit, that we have a significant likelihood of prevailing in this Percentage Rent Lawsuit and that the risk of loss is not probable. Accordingly, we have not established a reserve for loss in connection with this Percentage Rent Lawsuit. If we were to lose this Percentage Rent Lawsuit, our financial position, results of operations and cash flows may be adversely affected. A default existing under the lease agreement for Cité could subject us to renegotiation of the financial terms of the lease, or could result in a termination of this agreement, which would result in the loss of this restaurant at this location. This event could have a material adverse effect on our business, results of operations and financial condition. To date, none of the parties to this agreement has taken any action to terminate the agreement.

We entered into an employment agreement with Mr. Stillman that has a term ending on May 23, 2006. We intend to enter into a new five year employment agreement with Mr. Stillman pursuant to which Mr. Stillman will continue to serve as Chief Executive Officer and be entitled to a base salary of $600,000 per year, medical benefits for Mr.

Stillman and his family for five years following the termination of the agreement and customary employee benefits. We also intend to designate Mr. Stillman as the beneficiary of 20% of the $5 million life insurance policy that we currently maintain in respect of Mr. Stillman. The Compensation Committee of the Board of Directors also approved the issuance to Mr. Stillman of options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $5.12 per share. The options will vest in five equal installments commencing with the date of grant and have a ten year term. As of April 3, 2006 these options have not been granted. The current employment agreement can be terminated by Mr. Stillman at any time with 15 business days notice, or if we materially breach the agreement, remove Mr. Stillman as Chief Executive Officer, materially diminish Mr. Stillman’s responsibilities, or relocate Mr. Stillman outside of New York City.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Program(1)
Balance at January 2, 2006	927,114	$5.92	927,114	231,553
January 3, 2006 to January 30, 2006	63,979	$5.12	63,979	167,574
January 31, 2006 to February 27, 2006	10,080	$5.10	10,080	157,494
	1,001,173	$5.86	1,001,173	157,494

(1)

On May 24, 2005, we announced that our Board of Directors had authorized a stock repurchase program under which 1.0 million shares of our outstanding common stock may be acquired in the open market over the 18 months following such authorization at the direction of management. In addition, on August 30, 2005, we signed a Separation Agreement and General Release (“Separation Agreement”) with James M. Dunn, our former President and General Manager of the Smith & Wollensky in Boston, pursuant to which we agreed to purchase any shares of common stock that Mr. Dunn was to receive upon the exercise of his stock options at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, we purchased 158,667 shares of common stock from Mr. Dunn pursuant to the Separation Agreement

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

May 16, 2006	By: /s/ ALAN N. STILLMAN
------------------------------

Name: Alan N. Stillman
Title: Chairman of the Board, Chief Executive
Officer and Director
(Principal Executive Officer)

May 16, 2006	By: /s/ SAMUEL GOLDFINGER
-----------------------------------
Name: Samuel Goldfinger
Title: Chief Financial Officer, Secretary and
Treasurer (Principal Financial and Accounting
Officer)

Exhibit No.	Description of Document
--------------	-------------------------------

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.