Form 10-Q
period 2006-07-03
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2006-08-10
CIK 1137047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2006

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

As of August 10, 2006, the registrant had 8,590,643 shares of common stock, $.01 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

	July 3, 2006	January 2, 2006
Assets
Current assets:
Cash and cash equivalents	$ 2,977	$ 2,362
Short-term investments	285	265
Accounts receivable, less allowance for doubtful accounts of $39 and $42 at July 3, 2006 and January 2, 2006, respectively	750	549
Credit card receivable, net.	1,103	1,990
Due from managed units	651	750
Merchandise inventory	4,460	4,589
Prepaid expenses and other current assets	1,774	1,486
Total current assets	12,000	11,991
Property and equipment, net	55,022	54,952
Assets held for sale	4,636	4,681
Goodwill	6,886	6,886
Licensing agreement, net	3,387	3,471
Long-term investments	3,418	4,417
Other assets	4,208	4,208
Total assets	$ 89,557	$ 90,606
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$ 961	$ 202
Current portion of obligations under capital lease	145	139
Current portion of deferred gain	367	365
Due to managed units	1,011	538
Accounts payable and accrued expenses	11,377	13,578
Total current liabilities	13,861	14,822
Obligations under capital leases	7,675	7,749
Deferred gain on sales leasebacks	12,772	12,958
Long-term debt, net of current portion	2,259	3,113
Deferred rent	9,125	9,133
Total liabilities	45,692	47,775
Interest in consolidated variable interest entity	(478)	(668)
Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01; authorized 40,000,000 shares; 8,590,643 and 8,663,519 shares issued and outstanding at July 3, 2006 and January 2, 2006, respectively)	94	94
Additional paid-in capital	70,192	70,066
Accumulated deficit	(21,423)	(22,503)
Accumulated other comprehensive income	160	143
Treasury stock, 1,001,173 and 927,114 shares at July 3, 2006 and January 2, 2006, respectively, at cost	(4,680)	(4,301)
	44,343	43,499
Total liabilities and stockholders’ equity	$ 89,557	$ 90,606

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2006	July 4, 2005	July 3, 2006	July 4, 2005
Consolidated restaurant sales	$ 30,242	$ 31,971	$ 61,054	$ 64,965
Cost of consolidated restaurant sales:
Food and beverage costs	9,370	9,840	18,944	19,656
Salaries and related benefit expenses	8,504	9,476	17,113	18,938
Restaurant operating expenses	4,968	5,160	9,969	10,643
Occupancy and related expenses	2,157	1,870	4,259	3,750
Marketing and promotional expenses	1,088	1,377	2,337	2,603
Depreciation and amortization expenses	1,055	1,220	2,123	2,530
Insurance proceeds, net	(423)	—	(969)	—
Total cost of consolidated restaurant sales	26,719	28,943	53,776	58,120
Income from consolidated restaurant operations	3,523	3,028	7,278	6,845
Management fee income	234	248	472	499
Income from consolidated and managed restaurants	3,757	3,276	7,750	7,344
General and administrative expenses	2,246	2,143	4,838	4,467
Royalty expense	451	479	929	976
Operating income	1,060	654	1,983	1,901
Interest expense	(151)	(338)	(303)	(768)
Amortization of deferred debt financing costs	(14)	(23)	(21)	(55)
Interest income	31	21	65	22
Interest expense net of interest income	(134)	(340)	(259)	(801)
Income before provision for income taxes	926	314	1,724	1,100
Provision for income taxes	104	118	214	175
Income before income of consolidated variable interest entity	822	196	1,510	925
Income of consolidated variable interest entity	(250)	(92)	(430)	(374)
Net income	$ 572	$ 104	$ 1,080	$ 551
Net income per share—basic and diluted	$ 0.07	$ 0.01	$ 0.13	$ 0.06
Weighted average common shares outstanding:
Basic	8,590,643	9,375,371	8,595,178	9,376,893
Diluted	8,635,060	9,431,293	8,643,164	9,424,098

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(dollar amounts in thousands)

Six months ended July 3, 2006 and July 4, 2005

					Accumulated
					Other
	Common Stock		Additional	Accumulated	comprehensive	Treasury stock		Stockholder’s
	Shares	Amount	paid-in capital	Deficit	income (loss)	Shares	Amount	equity
Balance at January 3, 2005	9,378,349	$94	$70,002	$ (19,427)	$ 82	—	—	$ 50,751
Stock options exercised	5,350	—	22	—	—	—	—	22
Treasury stock purchases (1)	(16,647)	—	—	—	—	16,647	(99)	(99)
Comprehensive income on investments	—	—	—	—	44	—	—	44
Net income	—	—	—	551	—	—	—	551
Total comprehensive income	—	—	—	—	—	—	—	595
Balance at July 4, 2005	9,367,052	$94	$70,024	$(18,876)	$ 126	16,647	$ (99)	$ 51,269
Balance at January 2, 2006	8,663,519	$94	$70,066	$ (22,503)	$143	927,114	$(4,301)	$ 43,499
Stock options exercised	1,183	—	5	—	—	—	—	5
Compensation expense in connection with employee stock options	—	—	121	—	—	—	—	121
Treasury stock purchases (1)	(74,059)	—	—	—	—	74,059	(379)	(379)
Comprehensive income on investments	—	—	—	—	17	—	—	17
Net income	—	—	—	1,080	—	—	—	1,080
Total comprehensive income	—	—	—	—	—	—	—	1,097
Balance at July 3, 2006	8,590,643	$94	$70,192	$ (21,423)	$160	1,001,173	$(4,680)	$ 44,343

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

Six months ended July 3, 2006 and July 4, 2005

	July 3, 2006	July 4, 2005
Cash flows from operating activities:
Net income	$1,080	$ 551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,363	2,742
Amortization of debt discount	21	55
Deferred gain on sale leaseback	(186)	151
Stock based compensation	121	(7)
Deferred rent	(8)	95
Accretive interest on capital lease obligation	—	51
Income of consolidated variable interest entity	430	374
Changes in operating assets and liabilities:
Accounts receivable	791	(1,014)
Merchandise inventory	129	256
Prepaid expenses and other current assets	(288)	(157)
Other assets	(224)	137
Accounts payable and accrued expenses	(1,735)	(2,844)
Net cash provided by operating activities	2,494	390
Cash flows from investing activities:
Purchase of property and equipment	(2,301)	(946)
Proceeds from sale of nondepreciable assets	200	—
Purchase of investments	—	(8,174)
Proceeds from sale of property	—	19,320
Proceeds from sale of investments	999	—
Cash flows provided by (used in) investing activities	(1,102)	10,200
Cash flows from financing activities:
Principal payments of long-term debt	(95)	(9,530)
Principal payments of capital lease obligations	(68)	(109)
Net proceeds from exercise of options	5	22
Purchase of treasury stock	(379)	(99)
Distribution to owners of consolidated variable interest entity	(240)	(340)
Cash flows used in financing activities	(777)	(10,056)
Net change in cash and cash equivalents	615	534
Cash and cash equivalents at beginning of period	2,362	1,821
Cash and cash equivalents at end of period	$2,977	$2,355
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 242	$ 826
Income Taxes	$ 622	$ 267

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements July 3, 2006 and July 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

(1) General

The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, “SWRG” or the “Company”) operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At July 3, 2006, SWRG owned and operated twelve restaurants, which includes nine Smith & Wollensky restaurants as well as its newest concept, Quality Meats, a contemporary American restaurant that opened in April 2006 and is located in the space previously occupied by the Manhattan Ocean Club, which the Company closed on January 1, 2006. SWRG also manages three restaurants in New York City. In addition, SWRG owns the Smith & Wollensky unit in New Orleans, Louisiana, which was closed on August 29, 2005 due to Hurricane Katrina. In March 2006, SWRG has listed this property as available for sale and continues to evaluate all options.

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

SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The periods ended July 3 ,2006 and July 4, 2005 represent 13 and 26-week reporting periods.

(2) Effect of FIN 46(R) (unaudited)

In accordance with FIN 46(R), SWRG’s consolidated financial statements for the three and six month periods ended July 3, 2006 and July 4, 2005 and the fiscal year ended January 2, 2006 include the accounts and results of the entity that owns Maloney & Porcelli (“M&P”). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked the right to receive the expected residual returns of the entity if they were to occur.

In connection with the adoption of FIN 46(R), SWRG’s net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the separable assets and liabilities of

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements July 3, 2006 and July 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

M&P are presented. The consolidation of the entity that owns M&P has changed SWRG’s current assets by $473 and $199, non-current assets by $52 and $82, current liabilities by $640 and $555, and non-current liabilities by $380 and $401 at July 3,2006 and January 2, 2006, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,705 and $2,799, and increased restaurant operating costs by $2,225 and $2,321 for the three months ended July 3, 2006 and July 4, 2005, respectively and it increased consolidated sales by $5,587 and $5,689, and increased restaurant operating costs by $4,690 and $4,618 for the six months ended July 3, 2006 and July 4, 2005, respectively.

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

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

(4) Net Income Per Common Share

SWRG calculates income per common share in accordance with SFAS No. 128, Earnings Per Share. Basic income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding. Diluted income per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive.

The following table sets forth the calculation for income per common share on a weighted average basis:

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements July 3, 2006 and July 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

	Three Months Ended		Six Months Ended
Numerator:	July 3, 2006	July 4, 2005	July 3, 2006	July 4, 2005
Net income available to common stockholders	$572	$104	$ 1,080	$ 551

	Total Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares
Denominator – Weighted Average Shares:
Beginning Common Shares	8,663,519	8,663,519	9,378,349	8,663,519	9,378,349
Options exercised during the six months ended July 4, 2005	5,350	—	2,742	—	1,404
Options exercised during the six months ended July 3, 2006	1,183	1,183	—	767	—
Treasury Stock purchases during the six months ended July 4, 2005(1)	(16,647)	—	(5,720)	—	(2,860)
Treasury Stock purchases during the six months ended July 3, 2006(1)	(74,059)	(74,059)	—	(69,108)	—
Basic		8,590,643	9,375,371	8,595,178	9,376,893
Dilutive Shares		44,417	55,922	47,986	47,205
Diluted		8,635,060	9,431,293	8,643,164	9,424,098
Per common share:
Basic and diluted		$ 0.07	$ 0.01	$0.13	$0.06

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements July 3, 2006 and July 4, 2005 (Continued)

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

Effective January 3, 2006, SWRG adopted the provisions of SFAS No. 123R. Under FAS123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. SWRG adopted the provisions of FAS123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption that vest in the current period as well as the vested portion of any new grant. Prior periods are not revised for comparative purposes. Because SWRG previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123R. The cumulative effect of applying the forfeiture rates is not material. FAS 123R requires that excess tax benefits related to stock options exercises be reflected as financing cash inflows instead of operating cash inflows.

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

Expected volatility	31.2%
Risk-free interest rate	4.9%
Expected dividend yield	0.0%
Expected life	5.0 – 7.5 years

On May 23, 2006, SWRG granted options to purchase 135,000 shares of common stock under the 2001 Stock Incentive Plan. The weighted average exercise price of the options granted was $5.14 per share, the fair market value of the underlying common shares at the date of grant was $5.06 per share. Each option granted in May 2006 will vest over a period of five years.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements July 3, 2006 and July 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

Stock option activity during the six months ended July 3, 2006, is as follows:

Weighted
	Weighted	average
	average	remaining	Aggregate
Number of	exercise	contracted	intrinsic
options	price	term (years)	value

Outstanding at January 2, 2006	610,039	$5.23
Options granted	135,000	5.14
Options exercised	(1,183)	4.47
Options forfeited	(114,673)	5.89
Options outstanding at July 3, 2006	629,183	$5.03	7.29	$150
Options exercisable at July 3, 2006	332,806	$4.63	6.00	$148

The impact on SWRG’s results of operations of recording share-based compensation for the three-months and six-months ended July 3, 2006 was to increase general and administrative expenses by approximately $65 and $121, respectively, and reduce earnings per share by $0.01 per basic and diluted share, respectively. This charge relates to the compensation charge on both unvested awards issued pursuant to the terms of FAS 123R and the unvested portion of the options granted during the six month period ended July 3, 2006.

As of July 3, 2006, there was approximately $576 of total unrecognized stock-based compensation cost related to options granted under the 2001 Stock Incentive Plan that will be recognized over the next five years.

A summary of our non-vested shares as of July 3, 2006 and changes during the six months ended July 3, 2006 is presented below:

		Weighted average
		grant date
	Shares	fair value

Nonvested at January 2, 2006	288,316	$5.66
Granted	135,000	5.14
Vested	(31,700)	4.31
Forfeited	(95,239)	6.02
Nonvested at July 3, 2006	296,377	$5.90

Prior to the adoption of FAS 123R, SWRG applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 (“FIN 44”), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amended FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Options given to a board member who was also a consultant of SWRG became variable options under FIN 44. The change in fair value of these options for the six-month period ended July 4, 2005 resulted in a recovery of compensation of $7.

The following table illustrates the effect on the net income as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements July 3, 2006 and July 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

	Three Months Ended July 4, 2005	Six Months Ended July 4, 2005

Net income	$ 104	$ 551
Add stock-based employee compensation expense (recovery) included in reported net income	11	4
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(71)	(145)

Pro forma net income	$ 44	$ 410

Pro forma net income (loss) per common share¥
Basic and diluted	$ 0.00	$ 0.04

Weighted average common shares outstanding:
Basic	9,375,371	9,376,893
Dilutive	9,431,293	9,424,098

(6) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and equity securities by major security type and class of security at July 3, 2006 and July 4, 2005 were as follows:

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At July 3, 2006:
Available for sale-short-term:
Equity securities	$ 118	167	—	$ 285
	$ 118	167	—	$ 285
At July 3, 2006:
Available for sale long-term:
Corporate debt securities	$3,175	—	—	$3,175
Equity securities	250	—	(7)	243
	$3,425	—	(7)	$3,418
At January 2, 2006:
Available for sale-short-term:
Equity securities	$ 118	147	—	$ 265
	$ 118	147	—	$ 265
At January 2, 2006:
Available for sale long-term:
Corporate debt securities	$4,175	—	—	$4,175
Equity securities	250	—	(8)	242
	$4,425	—	(8)	$4,417

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements July 3, 2006 and July 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

Maturities of debt securities classified as available for sale were as follows at July 3, 2006:

	Amortized Cost	Fair value
Available for sale:
Due after five years through thirty years	$3,175	$3,175
Equity securities	250	243
	$3,425	$3,418

Proceeds from the sale of investment securities available for sale were $999 for the six months ended July 3, 2006 and gross realized gains (losses) included in general and administrative expenses were immaterial.

(7) Property and Equipment

Property and equipment consists of the following:

	July 3, 2006	Jan. 2, 2006
Land	$2,001	$2,001
Building and building improvements	3,275	3,241
Machinery and equipment	14,551	14,034
Furniture and fixtures	8,730	8,246
Leasehold improvements	54,051	52,648
Leasehold rights	3,376	3,376
Construction-in-progress	89	181
	86,073	83,727
Less accumulated depreciation and amortization	(31,051)	(28,775)
	$55,022	$54,952

Leasehold improvements include $6,564 of assets under capital lease and machinery and equipment includes $1,500 of assets under capital lease as of July 3, 2006. Depreciation and amortization expense of property and equipment was $1,205 and $1,295, for the three month periods ended July 3, 2006 and July 4, 2005, respectively, and $2,276 and $2,651, for the six month periods ended July 3, 2006 and July 4, 2005, respectively.

On January 1, 2006, SWRG closed the Manhattan Ocean Club and began the renovations for its new concept Quality Meats, which opened in April 2006. The write-down of the impaired net property and equipment of the Manhattan Ocean Club was approximately $302 for the fiscal year ended January 2, 2006.

Assets Held for Sale

On August 29, 2005, SWRG closed its Smith & Wollensky in New Orleans (“S&W New Orleans”) due to damages that it sustained from Hurricane Katrina. SWRG had a write-down of the impaired net property and equipment of $750, net for the estimated damages to the building, for the fiscal year ended January 2, 2006. This estimate was net of $100 of insurance proceeds SWRG has received related to content coverage. During the six months ended July 3, 2006, SWRG had received net insurance proceeds of $969 which included insurance recovery for building and contents of $546 and business interruption of $423.

On March 16, 2006, SWRG signed a listing agreement to make available for sale the property for S&W New Orleans. The property was placed on the market during the first week of April 2006 and is presented as assets held

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements July 3, 2006 and July 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

for sale for the three months ended July 3, 2006. S&W New Orleans assets held for sale are recorded at the lower of cost or estimated fair value less selling costs. Assets held for sale that related directly to S&W New Orleans, which includes the land, building, building improvements, furniture and fixtures and machinery and equipment at cost, amounted to $4,636 and $4,681 at July 3, 2006 and January 2, 2006, respectively. For comparability purposes, the assets held for sale were reclassed for the fiscal year ended January 2, 2006. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”) SWRG has ceased depreciation on the assets which are classified as held for sale as of March 16, 2006.

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

(9) Commitments and Contingencies

Legal Matters

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of SWRG that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners ELAD Properties, LLC and CPS1, LLC (collectively the “Defendants”) alleging that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel, guest, room and credit account charges to Parade, and (3) failed to pay termination costs to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3.5 million. SWRG believes that it will likely prevail in these matters and that the risk of material loss is not

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements July 3, 2006 and July 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

probable. Accordingly, SWRG has not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, its financial position, results of operations and cash flows could be adversely affected. As of July 3, 2006 there were no changes to the status of these claims or counterclaims.

La Cite Associates, L.P. (“Cite”) received a notice of default from the Rockefeller Center North, Inc. (“Landlord”) due to its alleged failure to provide the Landlord with monthly gross income statements for Cité for the period from January 1, 2001 to date. Management voluntarily delivered to the Landlord the requested gross income statements on November 15, 2005. The Landlord has recently commenced a lawsuit in New York State Supreme Court (NY Co. Index No. 06-10173) in which the Landlord alleges that Cité was obligated to, but has not paid, percentage rent since January 1, 2001 (the “Percentage Rent Lawsuit”). If the Landlord’s claim in the Percentage Rent Lawsuit is accepted by the Court, the Landlord claims that the percentage rent sought presently amounts to approximately $1,400. Management believes that the documentary evidence proves and the parties’ prior conduct confirms that Cité’s prior obligation to pay percentage rent ceased on December 31, 2000. Management believes, based on these reasons and the advice from outside attorneys defending the Percentage Rent Lawsuit, that it has a significant likelihood of prevailing in this Percentage Rent Lawsuit and that the risk of loss is not probable. Accordingly, Cite has not established a reserve for loss in connection with this Percentage Rent Lawsuit. If Cite were to lose this Percentage Rent Lawsuit, its financial position, results of operations and cash flows may be adversely affected.

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

During the six months ended July 3, 2006, SWRG reacquired 74,059 shares of common stock pursuant to an approved, open market repurchase plan. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements July 3, 2006 and July 4, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

(11) Gift Card Liability

In April 2005, a new gift card tracking system was implemented to track the gift card liability. For gift cards issued prior to April 2005, SWRG used its best estimate to establish a liability for gift certificates issued, but not redeemed prior to April 2005 (“Old Gift Certificates”). Based on the redemption of Old Gift Certificates during the three months ended July 3, 2006, a change in estimate was deemed necessary. The impact of this change was related to promotional gift cards and was to increase marketing and promotional expense therefore decreasing SWRG’s net income by $60 and $95 for the three-month and six-month periods ended July 3, 2006, respectively.

(12) Employment and Non-Competition Agreements

On May 23, 2006, SWRG entered into an amended and restated employment agreement (“Employment Agreement”) with Mr. Stillman that has a term ending on May 23, 2011. Pursuant to the Employment Agreement, Mr. Stillman will continue to serve as Chief Executive Officer and be entitled to a base salary of $600 per year, medical benefits for Mr. Stillman and his family for five years following the termination of the agreement and customary employee benefits. SWRG also designated Mr. Stillman as the beneficiary of 20% of the $5,000 life insurance policy that SWRG currently maintains in respect of Mr. Stillman. The Compensation Committee of the Board of Directors also approved the issuance to Mr. Stillman of options to purchase up to 100,000 shares of the SWRG’s common stock. The options will vest in five equal installments commencing with the date of grant and have a ten year term. On May 23, 2006, SWRG granted these options to Mr. Stillman at an exercise price of $5.12 per share. The current employment agreement can be terminated by Mr. Stillman at any time with 15 business days notice, or if SWRG materially breaches the agreement, removes Mr. Stillman as Chief Executive Officer, materially diminishes Mr. Stillman’s responsibilities, or relocates Mr. Stillman outside of New York City. Future minimum commitments under all employment agreements are as follows:

Fiscal year:
2006	$ 300
2007	600
2008	600
2009	600
2010	600
$ 2,700

SWRG has a non-competition agreement with the Company’s Chief Executive Officer expiring in May 2007. In consideration of this, SWRG made quarterly payments of $37 in fiscal 2004, fiscal 2003 and fiscal 2002 to the Company’s Chief Executive Officer. No additional payments are required under the non-competition agreement

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As of July 3, 2006, we operated 15 high-end, high volume restaurants in the United States. In addition, we own a Smith & Wollensky unit in New Orleans, Louisiana (“S&W of New Orleans”), which was closed on August 29, 2005 due to Hurricane Katrina. We have listed the property as available for sale and continue to evaluate all our options. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2007 with the launch of our first free-standing Wollensky’s Grill (“Grill” or collectively “Grills”). We plan to open a total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units.

Our cash investment for each of our owned Smith & Wollensky restaurants open as of July 3, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2007, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

As a result of our recent changes, expansion and when our locations opened, period-to-period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. In calculating comparable consolidated restaurant sales, we introduce a restaurant into our comparable consolidated restaurant base once it has been in operation for 15 months. Comparable consolidated restaurant sales do not include the sales for the S&W New Orleans, which was closed on August 29, 2005 due to Hurricane Katrina, sales for the Manhattan Ocean Club, which closed on January 1, 2006, or our new concept Quality Meats, which opened on April 10, 2006.

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

In connection with the adoption of FIN 46(R), our net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed SWRG’s current assets by $473,000 and $199,000, non-current assets by $52,000 and $82,000, current liabilities by $640,000 and $555,000 and non-current liabilities by $380,000 and $401,000 at July 3,2006 and January 2, 2006, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2.7 million and $2.8 million, and increased restaurant operating costs by $2.2 million and $2.3 million for the three months ended July 3, 2006 and July 4, 2005, respectively and it increased consolidated sales by $5.6 million and $5.7 million, and increased restaurant operating costs by $4.7 million and $4.6 million for the six months ended July 3, 2006 and July 4, 2005, respectively. See Notes to Unaudited Consolidated Financial Statements, Note 2.

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

Assets held for sale.   Assets held for sale are recorded at the lower of cost or estimated fair value less selling costs. The net carrying amount of assets held for sale related to S&W New Orleans including the land, building, leaseholds, furniture and fixtures and machinery and equipment at cost as of July 3, 2006 and January 2, 2006 was $4.6 million and $4.7 million, respectively. For comparability purposes, the assets held for sale were reclassed for the fiscal year ended January 2, 2006. In accordance with SFAS No.144, SWRG has ceased depreciation on the assets which are classified as held for sale as of March 16, 2006.

Share-based compensation. We adopted the provisions of SFAS 123R, on January 3, 2006. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values of our stock options. Share-based compensation cost represents the measurement at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. We adopted the provisions of FAS123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. We previously adopted only the pro forma disclosure provisions of SFAS 123. The Company will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption that vest in the current period as well as the vested portion of any new grants, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123R. The cumulative effect of applying the forfeiture rates is not material. FAS 123R requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

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

The impact on our results of operations of recording share-based compensation is to increase general and administrative expenses and decrease our earnings per basic and diluted share. This charge relates to the compensation charge on both unvested awards issued prior to the adoption of FAS 123R and the unvested portion of options granted during the six month period ended July 3, 2006. The impact on our results of operations of recording share-based compensation for the three-months and six-months ended July 2, 2006 was to increase general and administrative expenses by approximately $65,000 and $121,000, respectively, and reduce earnings per share by $0.01 per basic and diluted share, respectively.

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

Results of Operations

	Three months ended				Six months ended
Consolidated Statement of Operations Data:	July 3, 2006		July 4, 2005		July 3, 2006		July 4, 2005
Consolidated restaurant sales	$ 30,242	100.0%	$31,971	100.0%	$61,054	100.0%	$64,965	100.0%
Cost of consolidated restaurant sales:
Food and beverage costs	9,370	31.0	9,840	30.8	18,944	31.0	19,656	30.3
Salaries and related benefit expenses	8,504	28.1	9,476	29.6	17,113	28.0	18,938	29.1
Restaurant operating expenses	4,968	16.5	5,160	16.1	9,969	16.3	10,643	16.4
Occupancy and related expenses	2,157	7.1	1,870	5.9	4,259	7.0	3,750	5.8
Marketing and promotional expenses	1,088	3.6	1,377	4.3	2,337	3.8	2,603	4.0
Depreciation and amortization.	1,055	3.5	1,220	3.8	2,123	3.5	2,530	3.9
Insurance proceeds, net	(423)	(1.4)	—	—	(969)	(1.5)	—	—
Total cost of consolidated restaurant sales	26,719	88.4	28,943	90.5	53,776	88.1	58,120	89.5
Income from consolidated restaurant operations	3,523	11.6	3,028	9.5	7,278	11.9	6,845	10.5
Management fee income	234	0.8	248	0.8	472	0.8	499	0.8
Income from consolidated and managed restaurants	3,757	12.4	3,276	10.3	7,750	12.7	7,344	11.3
General and administrative expenses	2,246	7.4	2,143	6.7	4,838	7.9	4,467	6.9
Royalty expense	451	1.5	479	1.5	929	1.5	976	1.5
Operating income	1,060	3.5	654	2.1	1,983	3.3	1,901	2.9
Interest expense, net of interest income	(134)	(0.4)	(340)	(1.1)	(259)	(0.4)	(801)	(1.2)
Income before provision for income taxes	926	3.1	314	1.0	1,724	2.9	1,100	1.7
Provision for income taxes	104	0.3	118	0.4	214	0.4	175	0.3
Income before income of consolidated variable interest entity	822	2.8	196	0.6	1,510	2.5	925	1.4
Income of consolidated variable interest entity	(250)	(0.8)	(92)	(0.3)	(430)	(0.7)	(374)	(0.6)
Net income	$ 572	2.0%	$104	0.3%	$1,080	1.8%	$551	0.8%

Three Months Ended July 3, 2006 Compared to the Three Months Ended July 4, 2005

Consolidated Restaurant Sales. Consolidated restaurant sales decreased $1.7 million, or 5.4%, to $30.2 million for the three months ended July 3, 2006 from $32.0 million for the three months ended July 4, 2005. The decrease in consolidated restaurant sales related to a net decrease of $1.2 million at our non-comparable units and to a net decrease of $499,000 at our comparable units. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of the Smith & Wollensky unit in New Orleans, the Manhattan Ocean Club or Quality Meats. The net decrease of $1.2 million at our non-comparable units related to a decrease of $2.5 million relating to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club. We have listed the property in New Orleans as available for sale and continue to evaluate our options. We received an insurance recovery for business interruption, net of administrative fees, to partially offset the lost revenues from the closure of the Smith & Wollensky unit in New Orleans. This amount is included in a separate line item “Insurance Proceeds, Net”. This decrease was partially offset by an increase in sales of $1.3 million at our new concept, Quality Meats, which opened in April 2006. The net decrease in comparable consolidated restaurant sales was primarily due to the net decrease of $444,000 at our comparable consolidated restaurants in New York and a net decrease of $55,000 at our comparable consolidated Smith & Wollensky restaurants. The decrease in comparable consolidated sales is due to a decrease in the ala carte business partially offset by an increase in private dining sales.

Food and Beverage Costs. Food and beverage costs decreased $470,000 to $9.4 million for the three months ended July 3, 2006 from $9.8 million for the three months ended July 4, 2005. The decrease in food and beverage costs related to a net decrease of $278,000 at our non-comparable units and to a net decrease of $192,000 at our comparable units. The decrease at our non-comparable units related primarily to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire three month period ended July 3, 2006. This decrease was offset by an increase in food and beverage costs for the new concept Quality Meats, which opened on April 10, 2006. Quality Meats experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As Quality Meats matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. The net decrease of $192,000 at our comparable unit’s related primarily to a decrease in private dining food and beverage costs for the three months ended July 3, 2006 as compared to the three months ended July 4, 2005. Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.0% for the three months ended July 3, 2006 from 30.8% for the three months ended July 4, 2005. The increase in food and beverage costs as a percentage of consolidated restaurant sales was primarily due to the increase in the cost of beef at our comparable units.

Salaries and Related Benefits. Salaries and related benefits decreased $972,000 to $8.5 million for the three months ended July 3, 2006 from $9.5 million for the three months ended July 4, 2005. The decrease in salaries and related benefits related to a net decrease of $396,000 at our non-comparable units and to a net decrease of $576,000 at our comparable units. The net decrease at our non-comparable units was primarily due to the closures of our Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire three month period ended July 3, 2006. The net decrease relating to these units was $1.0 million. The net decrease is offset by an increase due to the additional staffing required at Quality Meats which opened on April 10, 2006. It is common for our new restaurants to experience increased costs for additional staffing in the first nine months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. Salaries and related benefits as a percent of consolidated restaurant sales decreased to 28.1% for the three months ended July 3, 2006 from 29.6% for the three months ended July 4, 2005. The decrease in salaries and related benefits as a percentage of consolidated restaurant sales relates primarily to the concentrated efforts made by management in comparable units to reduce raw payroll and to decreases in employee medical claims under our self insured health plan.

Restaurant Operating Expenses. Restaurant operating expenses decreased $192,000 to $5.0 million for the three months ended July 3, 2006 from $5.2 million for the three months ended July 4, 2005. The decrease in restaurant operating expenses related to a net decrease of $132,000 at our non-comparable units and to a net decrease of $60,000 at our comparable units. The net decrease at our non-comparable units was primarily due to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire three month period ended July 3, 2006. The decrease was offset by the restaurant operating expenses of Quality Meats which opened on April 10, 2006. The net decrease in comparable consolidated restaurant operating expenses of $60,000 was primarily due to a decrease in operating supplies. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 16.5% for the three months ended July 3, 2006 from 16.1% for the three months ended July 4, 2005.

Occupancy and Related Expenses. Occupancy and related expenses increased $287,000 to $2.2 million for the three months ended July 3, 2006 from $1.9 million for the three months ended July 4, 2005. The increase in occupancy and related expenses related to a net increase of $48,000 at our non-comparable units and to a net increase of $239,000 at our comparable units. The net increase at our comparable units was primarily due to the rent incurred in Las Vegas as a result of the sale lease-back transaction entered into on May 23, 2005. The change in classification of our new lease obligation in Las Vegas, to a capital lease and operating lease, resulted in the increase in occupancy and related expenses offset by a decrease in interest expense. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 7.1% for the three months ended July 3, 2006 from 5.9% for the three months ended July 4, 2005.

Marketing and Promotional Expenses. Marketing and promotional expenses decreased $289,000 to $1.1 million for the three months ended July 3, 2006 from $1.4 million for the three months ended July 4, 2005. The decrease in marketing and promotional expenses related to a net decrease of $19,000 at our non-comparable units and to a net decrease of $270,000 at our comparable units. The net decrease at our non-comparable units related primarily to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire three month period ended July 3, 2006. The decrease is offset by an increase in marketing and promotional costs for Quality Meats which opened on April 10, 2006. The decrease at our comparable units related primarily to decreases in public relations and discounts. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 3.6% for the three months ended July 3, 2006 from 4.3% for the three months ended July 4, 2005.

Depreciation and Amortization. Depreciation and amortization decreased $165,000 to $1.1 million for the three months ended July 3, 2006 from $1.2 million for the three months ended July 4, 2005. The decrease in depreciation and amortization related to a net decrease of $71,000 at our non-comparable units and to a net decrease of $94,000 at our comparable units. The decrease at our non-comparable units related primarily to the impaired assets for the Smith & Wollensky unit in New Orleans and the assets of the Manhattan Ocean Club which were written down at the end of 2005 which resulted in a lower depreciable asset base for 2006. The decrease at our comparable units related primarily to the decrease in the leasehold basis for the Las Vegas property directly related to the sale and lease-back entered into on May 23, 2005.

Insurance Proceeds, Net. On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. In March 2006, we listed the property in New Orleans as available for sale and continue to evaluate our options. During the three months ended July 3, 2006 we recorded a recovery for net insurance proceeds, net of administrative fees of $423,000 which included insurance recovery for business interruption. We currently are unable to determine when or if we will receive any additional proceeds relating to these damages.

Management Fee Income. Management fee income decreased $14,000 to $234,000 for the three months ended July 3, 2006 from $248,000 for the three months ended July 4, 2005. The decrease is due to the decrease in sales from our managed units for the three months ended July 3, 2006 as compared to the three months ended July 4, 2005.

General and Administrative Expenses. General and administrative expenses increased $103,000 to $2.2 million for the three months ended July 3, 2006 from $2.1 million for the three months ended July 4, 2005. General and administrative expenses as a percent of consolidated restaurant sales increased to 7.4% for the three months ended July 3, 2006 from 6.7% for the three months ended July 4, 2005 results. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales increased to 5.9% for the three months ended July 3, 2006 from 5.3% for the three months ended July 4, 2005. The increase in general and administrative expenses was primarily due to a decrease in rental income from retail spaces adjacent to the Las Vegas property, to a decrease in income from the sale of retail products and an increase for the adoption of FAS 123R share-based compensation charge of approximately $65,000. General and administrative expenses also include approximately $20,000 in severance payments to Mr. Dunn, our former President and to Mr. Mandel, our former Chief Financial Officer. This increase was partially offset by a decrease in payroll and related benefits at the corporate level for the three months ended July 3, 2006.

Royalty Expense. Royalty expense decreased $28,000 to $451,000 for the three months ended July 3, 2006 from $479,000 for the three months ended July 4, 2005. The decrease was primarily due to the decrease in sales of $1.0 million from our Smith & Wollensky unit in New Orleans. This was partially offset by a net increase in sales of $55,000 from our Smith & Wollensky units open for the entire period.

Interest Expense—Net of Interest Income. Interest expense, net of interest income, decreased $206,000 to $134,000 for the three months ended July 3, 2006 from $340,000 for the three months ended July 4, 2005, primarily due to the reduction of interest expense as it relates to our new lease obligation from the sale and lease-back transaction of our Las Vegas property. The change in classification of our new lease obligation in Las Vegas to a capital lease and operating lease, resulted in a decrease in interest and an increase in rent expense. The decrease, to a lesser extent, was related to the payoff of approximately $9.2 million of debt and was also impacted by the increase in interest income related to the investments being held during the three months ended July 3, 2006.

Provision for Income Taxes. The income tax provisions for the three months ended July 3, 2006 and for the three months ended July 4, 2005 represent certain federal, state and local taxes and reflects the application of certain tax credits against current income taxes.

Income of Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) of this variable interest entity is presented as a separate item after the provision for income taxes.

Six Months Ended July 3, 2006 Compared to the Six Months Ended July 4, 2005

Consolidated Restaurant Sales. Consolidated restaurant sales decreased $3.9 million, or 6.0%, to $61.1 million for the six months ended July 3, 2006 from $65.0 million for the six months ended July 4, 2005. The decrease in consolidated restaurant sales related to a net decrease of $4.0 million at our non-comparable units and to a net increase of $79,000 at our comparable units. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of the Smith & Wollensky unit in New Orleans, the Manhattan Ocean Club or Quality Meats. The net decrease of $4.0 million at our non-comparable units related to a decrease of $5.3 million relating to the continued closure of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club. We have listed the property in New Orleans as available for sale and continue to evaluate our options. We received an insurance recovery for business interruption, net of administrative fees, to partially offset the lost revenues from the closure of the Smith & Wollensky unit in New Orleans. This amount is included in a separate line item “Insurance Proceeds, Net”. The decrease in consolidated restaurant sales was primarily offset by the sales from our new concept, Quality Meats which opened on April 10, 2006. The net increase in comparable consolidated restaurant sales was primarily due to a net increase of $609,000 at our comparable consolidated Smith & Wollensky restaurants. The net increase in comparable consolidated sales was offset by the decrease in sales of $529,000 at our comparable consolidated restaurants in New York. The improvement in comparable consolidated sales is due to an increase in the average check, related primarily to price increases and to a lesser extent an increase in private dining sales.

Food and Beverage Costs. Food and beverage costs decreased $712,000 to $18.9 million for the six months ended July 3, 2006 from $19.7 million for the six months ended July 4, 2005. The decrease in food and beverage costs related to a net decrease of $1.1 million at our non-comparable units and to a net increase of $360,000 at our comparable units. The net decrease at our non-comparable units was primarily due to a decrease of $1.6 million relating to the continued closure of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club. This decrease was offset by an increase in food and beverage costs for the new concept Quality Meats, which opened on April 10, 2006. Quality Meats experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As Quality Meats matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. The net increase of $360,000 at our comparable units relates primarily to an increase in the cost of beef for the six months ended July 3, 2006 as compared to the six months ended July 4, 2005. Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.0% for the six months ended July 3, 2006 from 30.3% for the six months ended July 4, 2005. The increase in food and beverage costs as a percentage of consolidated restaurant sales was primarily due to the increase in the cost of beef at our comparable units.

Salaries and Related Benefits. Salaries and related benefits decreased $1.8 million to $17.1 million for the six months ended July 3, 2006 from $18.9 million for the six months ended July 4, 2005. The decrease in salaries and related benefits related to a net decrease of $1.3 million at our non-comparable units and to a net decrease of $534,000 at our comparable units. This net decrease at our non-comparable units was primarily due to the closures of our Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire six month period ended July 3,

2006. The net decrease relating to these units was $1.9 million. The net decrease is offset by an increase due to the additional staffing required at Quality Meats which opened on April 10, 2006. It is common for our new restaurants to experience increased costs for additional staffing in the first nine months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. Salaries and related benefits as a percent of consolidated restaurant sales decreased to 28.0% for the six months ended July 3, 2006 from 29.1% for the six months ended July 4, 2005. The decrease in salaries and related benefits as a percentage of consolidated restaurant sales relates primarily to the concentrated efforts made by management in comparable units to reduce raw payroll and to a decrease in employee medical claims under our self insured health plan.

Restaurant Operating Expenses. Restaurant operating expenses decreased $674,000 to $10.0 million for the six months ended July 3, 2006 from $10.6 million for the six months ended July 4, 2005. The decrease in restaurant operating expenses related to a net decrease of $628,000 at our non-comparable units and to a net decrease of $46,000 at our comparable units. The decrease in non-comparable units was primarily due to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire six month period ended July 3, 2006, offset by the restaurant operating expenses of Quality Meats which opened on April 10, 2006. The net decrease in comparable consolidated restaurant operating expenses of $46,000 was primarily due to a decrease in operating supplies. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 16.3% for the six months ended July 3, 2006 from 16.4% for the six months ended July 4, 2005.

Occupancy and Related Expenses. Occupancy and related expenses increased $509,000 to $4.3 million for the six months ended July 3, 2006 from $3.8 million for the six months ended July 4, 2005. The increase in occupancy and related expenses related to a net increase of $51,000 at our non-comparable units and to a net increase of $458,000 at our comparable units. The net increase at our comparable units was primarily due to the rent incurred in Las Vegas as a result of the sale lease-back transaction entered into on May 23, 2005. The change in classification of our new lease obligation in Las Vegas, to a capital lease and operating lease, resulted in the increase in occupancy and related expenses offset by a decrease in interest expense. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 7.0% for the six months ended July 3, 2006 from 5.8% for the six months ended July 4, 2005.

Marketing and Promotional Expenses. Marketing and promotional expenses decreased $266,000 to $2.3 million for the six months ended July 3, 2006 from $2.6 million for the six months ended July 4, 2005. The decrease in marketing and promotional expenses related to a net decrease of $101,000 at our non-comparable units and to a net decrease of $165,000 at our comparable units. The decrease in non-comparable units was related primarily to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire six month period ended July 3, 2006. This was offset by increased promotional costs for Quality Meats which opened on April 10, 2006. The decrease in our comparable units related to a decrease in public relations and discounts. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 3.8% for the six months ended July 3, 2006 from 4.0% for the six months ended July 4, 2005.

Depreciation and Amortization. Depreciation and amortization decreased $407,000 to $2.1 million for the six months ended July 3, 2006 from $2.5 million for the six months ended July 4, 2005. The decrease in depreciation and amortization related to a net decrease of $138,000 at our non-comparable units and to a net decrease of $269,000 at our comparable units. The decrease at our no-comparable units related primarily to the impaired assets for the Smith & Wollensky unit in New Orleans and the assets of the Manhattan Ocean Club which were written down at the end of 2005 which resulted in a lower depreciable asset base for 2006.. The decrease at our comparable units related primarily due to the decrease in the leasehold basis for the Las Vegas property directly related to the sale and lease-back entered into on May 23, 2005.

Insurance Proceeds, Net. On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. In March 2006, we listed the property in New Orleans as available for sale and continue to evaluate our options. During the six months ended July 3, 2006 we recorded a recovery for net insurance proceeds, net of administrative fees, for the building and contents of $546,000 and net insurance proceeds of $423,000 for business interruption. We currently are unable to determine when or if we will receive any additional proceeds relating to these damages.

Management Fee Income. Management fee income decreased $27,000 to $472,000 for the six months ended July 3, 2006 from $499,000 for the six months ended July 4, 2005. The decrease is due to the decrease in sales from our managed units for the six months ended July 3, 2006 as compared to the six months ended July 4, 2005.

General and Administrative Expenses. General and administrative expenses increased $371,000 to $4.8 million for the six months ended July 3, 2006 from $4.5 million for the six months ended July 4, 2005. General and administrative expenses as a percent of consolidated restaurant sales increased to 7.9% for the six months ended July 3, 2006 from 6.9% for the six months ended July 4, 2005 results. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales increased to 6.3% for the six months ended July 3, 2006 from 5.5% for the six months ended July 4, 2005. The increase in general and administrative expenses was primarily due to the cost associated with the relocation of the corporate offices and to a lesser extent an increase for the adoption of FAS 123R share-based compensation charge of approximately $121,000 for the six month period ended July 3, 2006. General and administrative expenses also include approximately $78,000 in severance payments to Mr. Dunn, our former President and to Mr. Mandel, our former Chief Financial Officer.

Royalty Expense. Royalty expense decreased $47,000 to $929,000 for the six months ended July 3, 2006 from $976,000 for the six months ended July 4, 2005. The decrease was primarily due to the decrease in sales of $2.3 million from our Smith & Wollensky unit in New Orleans. This was partially offset by a net increase in sales of $609,000 from our Smith & Wollensky units open for the entire period.

Interest Expense—Net of Interest Income. Interest expense, net of interest income, decreased $542,000 to $259,000 for the six months ended July 3, 2006 from $801,000 for the six months ended July 4, 2005, primarily due to the reduction of interest expense as it relates to our new lease obligation from the sale and lease-back transaction of our Las Vegas property. The change in classification of our new lease obligation in Las Vegas to a capital lease and operating lease, resulted in a decrease in interest and an increase in rent expense. The decrease, to a lesser extent, was related to the payoff of approximately $9.2 million of debt and was impacted by the increase in interest income related to the investments being held during the six months ended July 3, 2006.

Provision for Income Taxes. The income tax provisions for the six months ended July 3, 2006 and for the six months ended July 4, 2005 represent certain federal, state and local taxes and reflects the application of certain tax credits against current income taxes.

Income of Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) of this variable interest entity is presented as a separate item after the provision for income taxes.

Liquidity and Capital Resources

Cash Flows

We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash provided by operating activities amounted to $2.5 million and $390,000 for the six months ended July 3, 2006 and July 4, 2005, respectively. During the six months ended July 3, 2006, we used cash flows provided by operations primarily to reduce outstanding payables.

Net cash used in financing activities was $777,000 and $10.0 million for the six months ended July 3, 2006 and July 4, 2005, respectively. Net cash used in financing activities for the six months ended July 3, 2006 includes

$163,000 principal payments on long-term debt and capital lease obligations, $379,000 of treasury stock purchased under the stock repurchase program, net proceeds of $5,000 from the exercise of options and distributions of $240,000 to the minority interest in the consolidated variable interest entity. Net cash used in financing activities for the six months ended July 4, 2005 includes $9.6 million in principal payments on long-term debt and capital lease obligations, and distributions of $340,000 to the minority interest in the consolidated variable interest entity.

Net cash provided by (used in) investing activities was ($1.1 million) and $10.2 million for the six months ended July 3, 2006 and July 4, 2005, respectively. During the six months ended July 3, 2006, we used cash primarily to fund maintenance capital expenditures of existing restaurants, complete the renovation costs for Quality Meats, and relocate our corporate offices. Cash provided by investing activities includes proceeds of $200,000 from the sale of nondepreciable assets which were classified as held for sale and includes $1.0 million of net proceeds from the sale of investments. During the six months ended July 4, 2005, net cash provided by investing activities includes $19.3 million net proceeds from the sale of the property of our Las Vegas restaurant, other cash provided by investing activities consisted primarily of net purchases of investments of $8.2 million. Total capital expenditures were $2.3 million and $946,000 for the six months ended July 3, 2006 and July 4, 2005, respectively.

Capital Expenditures

Total capital expenditures are expected to be approximately $1.4 million for the remainder of fiscal 2006 and consist approximately of $900,000 directly related to the initial design and construction costs for the proposed new Wollensky’s Grill restaurant concept and $500,000 in maintenance capital expenditure in respect of existing restaurants. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2007 with the launch of our first free-standing Grill. We plan to open total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units. Our cash investment for each of our owned Smith & Wollensky restaurants open as of July 3, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2007, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet, will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

Indebtedness

In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami Beach location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.4 million and $1.5 million at July 3, 2006 and July 4, 2005, respectively.

On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia. The $2.0 million was used by us for construction costs related to our Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. On March 27, 2006, a letter was signed by Hibernia waiving the covenants contained in our promissory note for the year ended January 2, 2006 and through January 1, 2007. We are currently in the process of amending the financial covenants contained in our promissory note with Hibernia. The balance of the promissory note was approximately $1.8 million and $1.9 million at July 3, 2006 and July 4, 2005, respectively.

On January 27, 2006, we entered into a $5.0 million secured line of credit facility with Morgan Stanley (“Credit Agreement”). Under the Credit Agreement, we are the borrower and Dallas S&W, L.P., our subsidiary, and the Company are the Guarantors. The $5.0 million line can be used for general corporate purposes. We may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at our election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is guaranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and us. There was no balance outstanding under the Credit Agreement as of July 3, 2006.

Pursuant to the terms of our secured line of credit facility, we cannot declare or pay any dividends if any portion of this loan is outstanding.

Sale Lease-back Transactions.

On March 23, 2005, S&W of Las Vegas, LLC (the “Borrower”) entered into a contract of sale (the “Las Vegas Agreement”) with Metroflag SW, LLC (the “Buyer”). Pursuant to the Las Vegas Agreement, on May 23, 2005, (i) the Borrower assigned to the Buyer its existing ground lease (the “Existing Lease”) in respect of the property located at 3767 Las Vegas Boulevard South, Las Vegas, Nevada (the “Las Vegas Property”), (ii) the Buyer purchased the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower entered into a lease-back lease (the “New Lease”) pursuant to which the Borrower is leasing the Las Vegas Property. The transaction closed on May 23, 2005. The aggregate purchase price was $30.0 million and was paid out as follows: (a) approximately $10.4 million to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30.0 million and the amount paid to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19.6 million). The Borrower received net proceeds from the transactions equal to approximately $19.3 million (after legal and other miscellaneous cost, but before taxes) and used approximately $9.2 million of the net proceeds from the transactions to repay existing indebtedness. The net gain on this transaction of approximately $13.5 million is being deferred and recognized as a reduction in rent expense and interest expense over the life of the New Lease. At January 3, 2005, we had a deferred tax asset of $9.8 million, which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. We have recorded a full valuation allowance against the total deferred tax asset of $10.9 million, due to the uncertainty of this benefit being realized in the future.

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

Future minimum capital lease payments at July 3, 2006 were as follows:

Fiscal year:	(in 000’s)
2006	$ 302
2007	605
2008	605
2009	605
2010	380
Thereafter	19,618
Total future capital lease payments	22,115
Less: amount representing interest	(14,295)
Present value of net minimum capital lease payments	7,820
Less: current portion	145
Long-term obligations under capital leases at July 3, 2006	$ 7,675

The remainder of the fixed minimum annual rental payments is being treated as an operating lease

Liquidity

We believe that our cash, short-term and long-term investments on hand, projected cash flow from operations and funds available under our Credit Agreement should be sufficient to finance maintenance capital expenditures in respect of existing units and operations throughout 2006, as well as allow us to meet our debt service obligations under our loan agreements, including our approximately $1.8 million outstanding on our promissory note with Hibernia, and begin our planned expansion. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses or other events could cause us to seek alternative financing or reschedule our maintenance capital expenditure and expansion plans. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

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

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. Accordingly, on January 3, 2006, we adopted the provisions of SFAS 123R using the modified prospective approach. As a result of the adoption, share-based awards expense incurred subsequent to January 2, 2006, is included in the our unaudited consolidated statements of operations. The initial adoption of this standard resulted in the recognition of approximately $65,000 and $121,000, or $0.01 per diluted share, of compensation expense related to stock options for the three month and six-month periods ended July 3, 2006, respectively.

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

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami Beach property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates as well as our fixed rate of indebtedness. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at July 3, 2006.

	Expected Maturity Date Fiscal Year Ended
Debt	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value July 3,2006
	(Dollars in thousands)
Long-term variable rate	$ 22	$792	$ —	—	—	—	$ 814	$ 814
Average interest rate							9.0%
Long-term fixed rate	$ 75	$154	$167	$1,635	$72	$305	$2,406	$2,772
Average interest rate							6.6%
Total Debt							$3,220	$3,586

We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our “disclosure controls and procedures” were not effective based on the restatement described below.

Restatement of Previously Issued Financial Statements

On April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift certificates that were sold and deemed to have expired and not redeemed during fiscal 2001 and fiscal 2002,and not properly recorded expenses related to certain promotions that we ran from fiscal 2000 through fiscal 2004, for which gift certificates were issued at either a full or partial discount. We filed a Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements. Our Annual Report on Form 10-K for the fiscal year ended January 2, 2006 reflects the changes for the quarterly results for the fiscal year ended 2004. We restated our annual results for the quarterly periods ended January 1, 2001, December 31, 2001, December 30, 2002 and December  29, 2003 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005.

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

Changes in Internal Controls

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

Pursuant to our June 21, 1988 lease agreement, as amended and modified (the “Lease”), between La Cité Associates L.P. (“Cité”) and Rockefeller Center North, Inc. (the “Landlord”), the Landlord has the option to terminate the Lease if (i) Mr. Stillman does not own at least 35% of the shares of each class of the Cité stock (this Lease requirement preceded the initial public offering of our common stock) or (ii) if there is a failure to obtain the Landlord’s consent to an assignment of the Lease (an assignment of the Lease occurred more than 10-years ago when the Lease was assigned from the predecessor of Cité (i.e. from La Cité, Inc to Cité)). Thus, we are technically not in compliance with those provisions; however, the Landlord has not elected to exercise its option to terminate the Lease. The Landlord also has the option to terminate the Lease if Mr. Stillman does not have effective working control of the business of Cité (which the Landlord has never claimed is not the case). In addition, on October 21, 2005 we received a notice of default from the Landlord due to our alleged failure to provide the Landlord with monthly gross income statements for Cité for the period from January 1, 2001 to date. We voluntarily delivered to the Landlord the requested gross income statements on November 15, 2005. The Landlord has commenced a lawsuit in New York State Supreme Court (NY Co. Index No. 06-10173) in which the Landlord alleges that Cité was obligated to, but has not paid, percentage rent since January 1, 2001 (the “Percentage Rent Lawsuit”) and seeks past-due rent. If the Landlord’s claim in the Percentage Rent Lawsuit is accepted by the Court, the Landlord claims that the percentage rent sought presently amounts to approximately $1.4 million. We believe that the documentary evidence proves and the parties’ prior conduct confirms that Cité’s prior obligation to pay percentage rent ceased on December 31, 2000. Management believes, based on these reasons and the advice from our outside attorneys defending the Percentage Rent Lawsuit, that we have a significant likelihood of prevailing in this Percentage Rent Lawsuit and that the risk of loss is not probable. Accordingly, we have not established a reserve for loss in connection with this Percentage Rent Lawsuit. If we were to lose this Percentage Rent Lawsuit, our financial position, results of operations and cash flows may be adversely affected.

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

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. We have insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W of New Orleans. In fiscal 2005, we have recorded an impairment for certain assets of approximately $750,000 which represents an estimate of the maximum deductible which could be incurred under our insurance plan as well as an estimate of other impaired assets not believed to be covered under our insurance plan. This impairment amount is net of $100,000 of insurance proceeds we have received that relates to content coverage. We have also written off approximately $160,000 in inventories that spoiled or were destroyed by Hurricane Katrina. We received advances of $350,000 for business interruption which is reflected in our statement of operation for the year ended January 2, 2006. As of July 3, 2006 we have recorded proceeds, net of fees of $423,000 and $969,000 related to content coverage and business interruption and is reflected in our unaudited statement of operation for the three months and six months ended July 3, 2006, respectively. We continue to work closely with our insurance carriers and claims adjusters to ascertain the full amount of damages. On April 19, 2006, our Board of Directors unanimously voted to list S&W New Orleans as available for sale. A listing agreement was signed on March 16, 2006 and expires on September 16, 2006. We are unable to determine whether this restaurant will reopen and are currently evaluating our options. The failure to reopen our restaurant in New Orleans in the near future or the failure to collect an adequate amount of insurance proceeds or the failure to sell the assets available for sale could have a material adverse effect on our business, results of operations and financial condition.

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

Pursuant to our June 21, 1988 lease agreement, as amended and modified (the “Lease”), between La Cité Associates L.P. (“Cité”) and Rockefeller Center North, Inc. (the “Landlord”), the Landlord has the option to terminate the Lease if (i) Mr. Stillman does not own at least 35% of the shares of each class of the Cité stock (this Lease requirement preceded the initial public offering of our common stock) or (ii) if there is a failure to obtain the Landlord’s consent to an assignment of the Lease (an assignment of the Lease occurred more than 10-years ago when the Lease was assigned from the predecessor of Cité (i.e. from La Cité, Inc to Cité)). Thus, we are technically not in compliance with those provisions; however, the Landlord has not elected to exercise its option to terminate the Lease. The Landlord also has the option to terminate the Lease if Mr. Stillman does not have effective working control of the business of Cité (which the Landlord has never claimed is not the case). In addition, on October 21, 2005 we received a notice of default from the Landlord due to our alleged failure to provide the Landlord with monthly gross income statements for Cité for the period from January 1, 2001 to date. We voluntarily delivered to the Landlord the requested gross income statements on November 15, 2005. The Landlord has commenced a lawsuit in New York State Supreme Court (NY Co. Index No. 06-10173) in which the Landlord alleges that Cité was obligated to, but has not paid, percentage rent since January 1, 2001 (the “Percentage Rent Lawsuit”) and seeks past-due rent. If the Landlord’s claim in the Percentage Rent Lawsuit is accepted by the Court, the Landlord claims that the percentage rent sought presently amounts to approximately $1.4 million. We believe that the documentary evidence proves and the parties’ prior conduct confirms that Cité’s prior obligation to pay percentage rent ceased on December 31, 2000. Management believes, based on these reasons and the advice from our outside attorneys defending the Percentage Rent Lawsuit, that we have a significant likelihood of prevailing in this Percentage Rent Lawsuit and that the risk of loss is not probable. Accordingly, we have not established a reserve for loss in connection with this Percentage Rent Lawsuit. If we were to lose this Percentage Rent Lawsuit, our financial position, results of operations and cash flows may be adversely affected. A default existing under the lease agreement for Cité could subject us to renegotiation of the financial terms of the lease, or could result in a termination of this agreement, which would result in the loss of this restaurant at this location. This event could have a material adverse effect on our business, results of operations and financial condition. To date, none of the parties to this agreement has taken any action to terminate the agreement.

We entered into an amended and restated employment agreement (“Employment Agreement”) with Mr. Stillman that has a term ending on May 23, 2011. Pursuant to the Employment Agreement, Mr. Stillman will continue to serve as Chief Executive Officer and be entitled to a base salary of $600,000 per year, medical benefits for Mr. Stillman and his family for five years following the termination of the agreement and customary employee benefits. We also designated Mr. Stillman as the beneficiary of 20% of the $5 million life insurance policy that we currently maintain in respect of Mr. Stillman. The Compensation Committee of the Board of Directors also approved the issuance to Mr. Stillman of options to purchase up to 100,000 shares of the Company’s common shares at an exercise price of $5.12. The options will vest in five equal installments commencing with the date of grant and have a ten year term. On May 23, 2006, the Company granted 100,000 options to Mr. Stillman. The current employment agreement can be terminated by Mr. Stillman at any time with 15 business days notice, or if we materially breach the agreement, remove

Mr. Stillman as Chief Executive Officer, materially diminish Mr. Stillman’s responsibilities, or relocate Mr. Stillman outside of New York City.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Program(1)
Balance at January 2, 2006	927,114	$5.92	927,114	231,553

January 3, 2006 to January 30, 2006	63,979	$5.12	63,979	167,574

January 31, 2006 to February 27, 2006	10,080	$5.10	10,080	157,494

February 28, 2006 to April 3,2006	—	—	—	157,494

April 4, 2006 to July 3,2006	—	—	—	157,494
	1,001,173	$5.86	1,001,173	157,494

(1)

On May 24, 2005, we announced that our Board of Directors had authorized a stock repurchase program under which we may repurchase 1.0 million shares of our outstanding common stock may be acquired in the open market over the 18 months following such authorization at the direction of management. In addition, on August 30, 2005, we signed a Separation Agreement and General Release (“Separation Agreement”) with James M. Dunn, our former President and General Manager of the Smith & Wollensky in Boston, pursuant to which we agreed to purchase any shares of common stock that Mr. Dunn was to receive upon the exercise of his stock options at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, we purchased 158,667 shares of common stock from Mr. Dunn pursuant to the Separation Agreement

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 31, 2006. The proposals submitted to the stockholders for a vote were as follows:

1.	A proposal to elect Jacob Berman, Robert D. Villency and Eugene I. Zuriff as three Class II directors to serve three year term and until their successors are duly elected and qualified (“Proposal 1”).
2.

A proposal to ratify the selection of BDO Seidman, LLP as the independent registered public accounting firm of The Smith & Wollensky Restaurant Group, Inc. for the fiscal year ending January 1, 2007 (“Proposal 2”).

3.

A Stockholder proposal requesting declassification of the Board of Directors and taking the necessary steps to amend and restate the Certificate of Incorporation to provide that in the future, elections of directors occur annually (“Proposal 3”).

The following sets forth the number of votes for, the number of votes against, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the forgoing proposals.

Proposal	Votes For	Votes Against	Abstentions (withheld)	Broker Non-Votes
Proposal 1
Jacob Berman	7,794,770	--	650,674	--
Robert D. Villency	7,760,381	--	685,063	--
Eugene I. Zuriff	7,792,770	--	652,674	--

Proposal 2	8,223,743	218,982	2,716	--

Proposal 3	3,578,071	2,764,376	12,338	--

In addition, the terms of the following directors continued after the meeting: Alan Stillman, Richard A. Mandell and Joseph E. Porcelli.

Item 5. Other Information .

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

August 10, 2006	By: /s/ ALAN N. STILLMAN
------------------------------

Name: Alan N. Stillman
Title: Chairman of the Board, Chief Executive
Officer and Director
(Principal Executive Officer)

August 10, 2006	By: /s/ SAMUEL GOLDFINGER
-----------------------------------
Name: Samuel Goldfinger
Title: Chief Financial Officer, Secretary and
Treasurer (Principal Financial and Accounting
Officer)

Exhibit No.	Description of Document
--------------	-------------------------------

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.