Form 10-Q
period 2006-10-02
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2006-11-16
CIK 1137047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2006

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

As of November 15, 2006, the registrant had 8,590,643 shares of common stock, $.01 par value per share, outstanding.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Table of Contents

Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets as of October 2, 2006 and January 2, 2006	4
Unaudited Consolidated Statements of Operations for the three and nine-month periods ended October 2, 2006 and October 3, 2005	5
Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the nine-month periods ended October 2, 2006 and October 3, 2005	6
Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended October 2, 2006 and October 3, 2005	7
Notes to Unaudited Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	36
Item 6. Exhibits	36

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

	October 2, 2006	January 2, 2006
Assets
Current assets:
Cash and cash equivalents	$1,839	$2,362
Short-term investments	279	265
Accounts receivable, less allowance for doubtful accounts of $39 and $42 at October 2, 2006 and January 2, 2006, respectively	774	549
Credit card receivable, net	1,700	1,990
Due from managed units	371	750
Merchandise inventory	4,556	4,589
Prepaid expenses and other current assets	2,010	1,486
Total current assets	11,529	11,991
Property and equipment, net	54,541	54,952
Assets held for sale	3,785	4,681
Goodwill	6,886	6,886
Licensing agreement, net	3,207	3,471
Long-term investments	3,417	4,417
Other assets	4,160	4,208
Total assets	$87,525	$90,606
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$953	$202
Current portion of obligations under capital lease	148	139
Current portion of deferred gain	367	365
Due to managed units	356	538
Accounts payable and accrued expenses	12,081	13,578
Total current liabilities	13,905	14,822
Obligations under capital leases	7,637	7,749
Deferred gain on sales leasebacks	12,688	12,958
Long-term debt, net of current portion	2,220	3,113
Deferred rent	9,123	9,133
Total liabilities	45,573	47,775
Interest in consolidated variable interest entity	(599)	(668)
Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01; authorized 40,000,000 shares; 8,590,643 and 8,663,519 shares issued and outstanding at October 2, 2006 and January 2, 2006, respectively)	94	94
Additional paid-in capital	70,260	70,066
Accumulated deficit	(23,276)	(22,503)
Accumulated other comprehensive income	153	143
Treasury stock, 1,001,173 and 927,114 shares at October 2, 2006 and January 2, 2006, respectively, at cost	(4,680)	(4,301)
	42,551	43,499
Total liabilities and stockholders’ equity	$87,525	$90,606

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2006	October 3, 2005	October 2, 2006	October 3, 2005
Consolidated restaurant sales	$27,557	$26,813	$88,611	$91,778
Cost of consolidated restaurant sales:
Food and beverage costs	8,484	8,167	27,428	27,823
Salaries and related benefit expenses	8,350	8,903	25,463	27,841
Restaurant operating expenses	4,973	5,073	14,942	15,716
Occupancy and related expenses	2,112	1,866	6,371	5,616
Marketing and promotional expenses	1,113	1,412	3,450	4,015
Depreciation and amortization expenses	1,049	1,040	3,172	3,570
Impairment of assets impacted by hurricane	828	—	828	—
Insurance proceeds, net	(156)	—	(1,125)	—
Total cost of consolidated restaurant sales	26,753	26,461	80,529	84,581
Income from consolidated restaurant operations	804	352	8,082	7,197
Management fee income	217	216	689	715
Income from consolidated and managed restaurants	1,021	568	8,771	7,912
General and administrative expenses	2,232	3,095	7,070	7,562
Royalty expense	404	403	1,333	1,379
Operating income (loss)	(1,615)	(2,930)	368	(1,029)
Interest expense	(172)	(170)	(475)	(938)
Amortization of deferred debt financing costs	(11)	(3)	(32)	(58)
Interest income	31	41	96	63
Interest expense net of interest income	(152)	(132)	(411)	(933)
Loss before provision for income taxes	(1,767)	(3,062)	(43)	(1,962)
Provision for income taxes	127	115	341	290
Loss before (income) loss of consolidated variable interest entity	(1,894)	(3,177)	(384)	(2,252)
(Income) loss of consolidated variable interest entity	41	(53)	(389)	(427)
Net loss	$(1,853)	$(3,230)	$(773)	$(2,679)
Net loss per share—basic and diluted	$(0.22)	$(0.35)	$(0.09)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	$8,590,643	$9,342,232	$8,593,400	$9,365,338

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(dollar amounts in thousands)

Nine months ended October 2, 2006 and October 3, 2005

					Accumulated
			Additional		Other
	Common Stock		paid-in	Accumulated	comprehensive	Treasury stock		Stockholder’s
	Shares	Amount	capital	Deficit	income (loss)	Shares	Amount	equity
Balance at January 3, 2005	9,378,349	$94	$70,002	$(19,427)	$82	—	—	$50,751
Stock options exercised	171,284	—	64	—	—	—	—	64
Treasury stock purchases (1)	(291,864)	—	—	—	—	291,864	(839)	(839)
Comprehensive income on investments	—	—	—	—	50	—	—	50
Net loss	—	—	—	(2,679)	—	—	—	(2,679)
Total comprehensive loss	—	—	—	—	—	—	—	(2,629)
Balance at October 3, 2005	9,257,769	$94	$70,066	$(22,106)	$132	291,864	$(839)	$47,347
Balance at January 2, 2006	8,663,519	$94	$70,066	$(22,503)	$143	927,114	$(4,301)	$43,499
Stock options exercised	1,183	—	5	—	—	—	—	5
Compensation expense in connection with employee stock options	—	—	189	—	—	—	—	189
Treasury stock purchases (1)	(74,059)	—	—	—	—	74,059	(379)	(379)
Comprehensive income on investments	—	—	—	—	10	—	—	10
Net loss	—	—	—	(773)	—	—	—	(773)
Total comprehensive income	—	—	—	—	—	—	—	(763)
Balance at October 2, 2006	8,590,643	$94	$70,260	$(23,276)	$153	1,001,173	$(4,680)	$42,551

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

Nine months ended October 2, 2006 and October 3, 2005

	October 2, 2006	October 3, 2005
Cash flows from operating activities:
Net loss	$(773)	$(2,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,661	3,891
Amortization of debt discount	32	58
Deferred gain on sale leaseback	(270)	(27)
Stock based compensation	189	—
Deferred rent	(10)	143
Accretive interest on capital lease obligation	—	51
Income of consolidated variable interest entity	389	427
Impairment of assets impacted by hurricane	828	—
Changes in operating assets and liabilities:
Accounts receivable	450	(505)
Merchandise inventory	33	436
Prepaid expenses and other current assets	(524)	(480)
Other assets	(187)	92
Accounts payable and accrued expenses	(1,686)	(3,534)
Net cash provided by (used in) operating activities	2,132	(2,127)
Cash flows from investing activities:
Purchase of property and equipment	(2,915)	(1,322)
Proceeds from sale of nondepreciable assets	200	—
Purchase of investments	—	(8,174)
Proceeds from sale of property	—	19,320
Proceeds from sale of investments	999	3,750
Cash flows provided by (used in) investing activities	(1,716)	13,574
Cash flows from financing activities:
Principal payments of long-term debt	(142)	(9,577)
Principal payments of capital lease obligations	(103)	(141)
Net proceeds from exercise of options	5	67
Purchase of treasury stock	(379)	(839)
Distribution to owners of consolidated variable interest entity	(320)	(420)
Cash flows used in financing activities	(939)	(10,910)
Net change in cash and cash equivalents	(523)	537
Cash and cash equivalents at beginning of period	2,362	1,821
Cash and cash equivalents at end of period	$1,839	$2,358
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$414	$997
Income Taxes	$754	$391

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

(1) General

The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, “SWRG” or the “Company”) operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At October 2, 2006, SWRG owned and operated twelve restaurants, which includes nine Smith & Wollensky restaurants as well as its newest concept, Quality Meats, a contemporary American restaurant that opened in April 2006 and is located in the space previously occupied by the Manhattan Ocean Club, which the Company closed on January 1, 2006. SWRG also manages three restaurants in New York City. In addition, SWRG owns the Smith & Wollensky unit in New Orleans, Louisiana, which was closed on August 29, 2005 due to Hurricane Katrina. In March 2006, SWRG listed this property as available for sale and continues to evaluate all options.

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

SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The periods ended October 2, 2006 and October 3, 2005 represent 13 and 39-week reporting periods.

(2) Effect of FIN 46(R) (unaudited)

In accordance with FIN 46(R), SWRG’s consolidated financial statements for the three and nine month periods ended October 2, 2006 and October 3, 2005 and the fiscal year ended January 2, 2006 include the accounts and results of the entity that owns Maloney & Porcelli (“M&P”). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked the right to receive the expected residual returns of the entity if they were to occur.

In connection with the adoption of FIN 46(R), SWRG’s net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the separable assets and liabilities of

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

M&P are presented. The consolidation of the entity that owns M&P has changed SWRG’s current assets by $160 and $183, non-current assets by $81 and $82, current liabilities by $483 and $555, and non-current liabilities by $369 and $401 at October 2, 2006 and January 2, 2006, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,372 and $2,409, and increased restaurant operating costs by $2,190 and $2,259 for the three months ended October 2, 2006 and October 3, 2005, respectively and it increased consolidated sales by $7,958 and $8,098, and increased restaurant operating costs by $6,885 and $6,877 for the nine months ended October 2, 2006 and October 3, 2005, respectively.

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

(4) Net Income (Loss) Per Common Share

SWRG calculates income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding. Diluted income (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net income (loss) per common share for the three and nine month- periods ended October 2, 2006 and October 3, 2005, respectively, was the same as basic net income (loss) per common share.

The following table sets forth the calculation for income (loss) per common share on a weighted average basis:

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

	Three Months Ended		Nine Months Ended
Numerator:	October 2, 2006	October 3, 2005	October 2, 2006	October 3, 2005
Net loss available to common stockholders	$(1,853)	$(3,230)	$(773)	$(2,679)

	Total Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares
Denominator – Weighted Average Shares:
Beginning Common Shares	8,663,519	8,590,643	9,367,052	8,663,519	9,378,349
Options exercised during the nine months ended October 3, 2005	171,284	—	63,525	—	23,893
Options exercised during the nine months ended October 2, 2006	1,183	—	—	910	—
Treasury Stock purchases during the nine months ended October 3, 2005(1)	(291,864)	—	(88,345)	—	(36,904)
Treasury Stock purchases during the nine months ended October 2, 2006(1)	(74,059)	—	—	(71,029)	—
Basic and diluted		8,590,643	9,342,232	8,593,400	9,365,338
Per common share:
Basic and diluted		$(0.22)	$(0.35)	$(0.09)	$(0.29)

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

Stock option activity during the nine months ended October 2, 2006, is as follows:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contracted	intrinsic
	options	price	term (years)	value
Outstanding at January 2, 2006	610,039	$5.23
Options granted	135,000	5.14
Options exercised	(1,183)	4.47
Options forfeited	(114,673)	5.89
Options outstanding at October 2, 2006	629,183	$5.03	7.04	$128
Options exercisable at October 2, 2006	384,003	$4.78	5.85	$127

The impact on SWRG’s results of operations of recording share-based compensation for the three-months and nine-months ended October 2, 2006 was to increase general and administrative expenses by approximately $68 and $189, respectively, and reduce earnings per share by $0.01 and $0.02 per basic and diluted share for the three and nine month periods ended October 2, 2006, respectively. This charge relates to the compensation charge on both the vested portion of awards issued pursuant to the terms of FAS 123R and the vested portion of the options granted during the nine month period ended October 2, 2006.

As of October 2, 2006, there was approximately $487 of total unrecognized stock-based compensation cost related to options granted under the 2001 Stock Incentive Plan that will be recognized over the next five years.

A summary of our non-vested shares as of October 2, 2006 and changes during the nine months ended October 2, 2006 is presented below:

		Weighted average
		grant date
	Shares	fair value

Nonvested at January 2, 2006	288,316	$5.66
Granted	135,000	5.14
Vested	(82,897)	5.20
Forfeited	(95,239)	6.02
Nonvested at October 2, 2006	245,180	$5.39

Prior to the adoption of FAS 123R, SWRG applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 (“FIN 44”), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation,

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amended FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Options given to a board member who was also a consultant of SWRG became variable options under FIN 44. The change in fair value of these options for the nine-month period ended October 3, 2005 resulted in a recovery of compensation of $7.

The following table illustrates the effect on the net income as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	Three Months Ended October 3, 2005	Nine Months Ended October 3, 2005

Net	$ (3,230)	$ (2,679)
Add stock-based employee compensation expense (recovery) included in reported net income	-	(7)
Add (deduct) total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(76)	(221)
Pro forma net loss	$ (3,306)	$ (2,907)
Basic and diluted	$ (0.35)	$ (0.31)
Weighted average common shares outstanding:
Basic and diluted	9,342,232	9,365,338

(6) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and equity securities by major security type and class of security at October 2, 2006 and October 3, 2005 were as follows:

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At October 2, 2006:
Available for sale-short-term:
Equity securities	$118	161	—	$279
	$118	161	—	$279
At October 2, 2006:
Available for sale long-term:
Corporate debt securities	$3,175	—	—	$3,175
Equity securities	250	—	(8)	242
	$3,425	—	(8)	$3,417
At January 2, 2006:
Available for sale-short-term:
Equity securities	$118	147	—	$265
	$118	147	—	$265
At January 2, 2006:
Available for sale long-term:
Corporate debt securities	$4,175	—	—	$4,175
Equity securities	250	—	(8)	242
	$4,425	—	(8)	$4,417

Maturities of debt securities classified as available for sale were as follows at October 2, 2006:

	Amortized Cost	Fair value
Available for sale:
Due after five years through thirty years	$3,175	$3,175
Equity securities	250	242
	$3,425	$3,417

Proceeds from the sale of investment securities available for sale were $999 for the nine months ended October 2, 2006 and gross realized gains (losses) included in general and administrative expenses were immaterial.

(7) Property and Equipment

Property and equipment consists of the following:

	Oct 2, 2006	Jan. 2, 2006
Land	$2,000	$2,000
Building and building improvements	2,225	2,225
Machinery and equipment	14,094	13,148
Furniture and fixtures	8,468	8,000
Leasehold improvements	54,218	52,648
Leasehold rights	3,376	3,376
Construction-in-progress	136	181

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

	84,517	81,578
Less accumulated depreciation and amortization	(29,976)	(26,626)
	$54,541	$54,952

Leasehold improvements include $6,564 of assets under capital lease and machinery and equipment includes $1,500 of assets under capital lease as of October 2, 2006. Depreciation and amortization expense of property and equipment was $1,118 and $1,176, for the three month periods ended October 2, 2006 and October 3, 2005, respectively, and $3,350 and $3,827, for the nine month periods ended October 2, 2006 and October 3, 2005, respectively.

On January 1, 2006, SWRG closed the Manhattan Ocean Club and began the renovations for its new concept Quality Meats, which opened in April 2006. The write-down of the impaired net property and equipment of the Manhattan Ocean Club was approximately $302 for the fiscal year ended January 2, 2006.

Assets Held for Sale

On August 29, 2005, SWRG closed its Smith & Wollensky in New Orleans (“S&W New Orleans”) due to damages that it sustained from Hurricane Katrina. SWRG had a write-down of the impaired net property and equipment of $750, net for the estimated damages to the building, for the fiscal year ended January 2, 2006. This estimate was net of $100 of insurance proceeds SWRG has received related to content coverage. During the three months ended October 2, 2006, SWRG recorded an additional impairment to this asset of approximately $828 which represents a write-down of the property to its estimated fair market value less any commissions and other expenses that would be associated with a potential sale of the property. During the nine months ended October 2, 2006, SWRG had received net insurance proceeds of $1,125 which included insurance recovery for building and contents of $569 and business interruption of $556.

On March 16, 2006, SWRG signed a listing agreement to make available for sale the property for S&W New Orleans. The property was placed on the market during the first week of April 2006 and is presented as assets held for sale. S&W New Orleans assets held for sale are recorded at the lower of cost or estimated fair value less selling costs. Assets held for sale that related directly to S&W New Orleans, which includes the land, building, building improvements, furniture and fixtures and machinery and equipment, amounted to $3,785 and $4,681 at October 2, 2006 and January 2, 2006, respectively. For comparability purposes, the assets held for sale were reclassed for the fiscal year ended January 2, 2006. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”) SWRG has ceased depreciation on the assets which were classified as held for sale as of March 16, 2006.

(8) Licensing Agreement

On August 16, 1996, SWRG entered into a Licensing Agreement with St. James Associates (“St. James”), the owner of the Smith & Wollensky restaurant in New York. St. James is an entity related through common management and ownership. The Licensing Agreement provides SWRG with the exclusive right to utilize the names “Smith & Wollensky,” “Wollensky’s Grill,” and all associated service marks, trademarks, trade names and trade dress from St. James (the “Names”) throughout the United States and internationally, with the exception of a reserved territory, as defined. Consequently, SWRG may not open additional Smith & Wollensky restaurants or otherwise utilize the names in the reserved territory. The Licensing Agreement requires SWRG to make additional payments to St. James as follows: (i) $200 for each new restaurant opened (increasing annually commencing in 1999 by the lesser of the annual increase in the Consumer Price Index or a 5% increase of the fee required in the preceding year), (ii) a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, as defined, subject to certain annual

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

minimums, and (iii) a royalty fee of 1% of annual gross sales for any steakhouses opened in the future by SWRG that does not utilize the Names. In addition, should SWRG terminate or default on the license, as defined, it is subject to a fee of $2,000 upon termination or $2,500 to be paid over four years.

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

(9) Commitments and Contingencies

Legal Matters

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of SWRG that managed the ONEc.p.s. restaurant in the Plaza Hotel, filed suit against Plaza Operating Partners ELAD Properties, LLC and CPS1, LLC (collectively the “Defendants”) alleging that the Defendants (1) failed to pay a base management fee to Parade as provided for in the restaurant management agreement described above, (2) failed to pay hotel, guest, room and credit account charges to Parade, and (3) failed to pay termination costs to Parade in connection with the termination of the restaurant management agreement. On February 28, 2005, the Defendants served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other agreements and (3) is liable for attorney fees and costs, with damages totaling no less than $3.5 million. SWRG believes that it will likely prevail in these matters and that the risk of material loss is not probable. Accordingly, SWRG has not established a reserve for loss in connection with the counterclaims. If Parade were to lose the counterclaims, its financial position, results of operations and cash flows could be adversely affected. As of October 2, 2006 there were no changes to the status of these claims or counterclaims.

La Cite Associates, L.P. (“Cité”) received a notice of default from the Rockefeller Center North, Inc. (“Landlord”) due to its alleged failure to provide the Landlord with monthly gross income statements for Cité for the period from January 1, 2001 to date. Management voluntarily delivered to the Landlord the requested gross income statements on November 15, 2005. The Landlord has recently commenced a lawsuit in New York State Supreme Court (NY Co. Index No. 06-10173) in which the Landlord alleges that Cité was obligated to, but has not paid, percentage rent since January 1, 2001 (the “Percentage Rent Lawsuit”). If the Landlord’s claim in the Percentage Rent Lawsuit is accepted by the Court, the Landlord claims that the percentage rent sought presently amounts to approximately $1,400. Management believes that the documentary evidence proves and the parties’ prior conduct confirms that Cité’s prior obligation to pay percentage rent ceased on December 31, 2000. Management believes, based on these reasons and the advice from outside attorneys defending the Percentage Rent Lawsuit, that it has a significant likelihood of prevailing in this Percentage Rent Lawsuit and that the risk of loss is not probable. Accordingly, Cité has not established a reserve for loss in connection with this Percentage Rent Lawsuit. If Cité were to lose this Percentage Rent Lawsuit, its financial position, results of operations and cash flows would be adversely affected.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

SWRG is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on SWRG’s consolidated financial position, results of operations or liquidity.

(10) Treasury Stock

On May 24, 2005, SWRG announced that the Board of Directors of SWRG had authorized a stock repurchase program under which up to one million shares of its common stock were authorized to be acquired in the open market over the 18 months following such authorization at the discretion of management. In addition, on August 30, 2005, SWRG signed a Separation Agreement and General Release (“Separation Agreement”) with James M. Dunn, its former President and General Manager of the Smith & Wollensky in Boston, pursuant to which SWRG agreed to purchase any shares of common stock that Mr. Dunn was to receive upon the exercise of his stock options at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, SWRG purchased 158,667 shares of common stock from Mr. Dunn pursuant to the Separation Agreement.

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

During the nine months ended October 2, 2006, SWRG reacquired 74,059 shares of common stock pursuant to an approved, open market repurchase plan. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock.

(11) Gift Card Liability

In April 2005, a new gift card tracking system was implemented to track the gift card liability. For gift cards issued prior to April 2005, SWRG used its best estimate to establish a liability for gift certificates issued, but not redeemed prior to April 2005 (“Old Gift Certificates”). Based on the redemption of Old Gift Certificates during the three months ended October 2, 2006, the accrual relating to the Old Gift Certificates was reduced to zero from redemptions, with an additional charge to expense of $26 for further redemptions of the Old Gift Certificates.

(12) Employment and Non-Competition Agreements

On May 23, 2006, SWRG entered into an amended and restated employment agreement (“Employment Agreement”) with Mr. Stillman that has a term ending on May 23, 2011. Pursuant to the Employment Agreement, Mr. Stillman will continue to serve as Chief Executive Officer and be entitled to a base salary of $600 per year, medical benefits for Mr. Stillman and his family for five years following the termination of the agreement and customary employee benefits. SWRG also designated Mr. Stillman as the beneficiary of 20% of the $5,000 term life insurance policy that SWRG currently maintains in respect of Mr. Stillman. The Compensation Committee of the Board of Directors also approved the issuance to Mr. Stillman of options to purchase up to 100,000 shares of the SWRG’s common stock. The options will vest in five equal installments commencing with the date of grant and have a ten year term. The 100,000 shares issued to Mr. Stillman were a part of the 135,000 shares issued on May 23, 2006. On May

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements October 2, 2006 and October 3, 2005 (Continued)

(in thousands, except shares and per share/unit amounts)

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

Fiscal year:
2006	$150
2007	600
2008	600
2009	600
2010	600
$2,550

SWRG has a non-competition agreement with the Company’s Chief Executive Officer expiring in May 2007. In consideration of this, SWRG made quarterly payments of $37 in fiscal 2004, fiscal 2003 and fiscal 2002 to the Company’s Chief Executive Officer. No additional payments are required under the non-competition agreement.

(13) Subsequent Event

On November 1, 2006, SWRG committed to a plan to close its Park Avenue Café restaurant (the “Café”) on January 1, 2007. SWRG decided to take this course of action because it was unable to negotiate a favorable lease renewal at this location. In addition, SWRG has decided to sell the Park Avenue Café Townhouse (the “Townhouse”), which is a location adjacent to the Café and owned by SWRG that is used to facilitate private dining events.

SWRG estimates that the total gross costs for closing the Café will be between $750 and $800. This estimate includes the depreciation of approximately $700 of the Café’s net fixed assets over the remaining two months of the Café’s operations and expected employee cash severance charges in the range of $50 to $100. These costs will be offset by deferred rent income of approximately $550 in connection with the write-down of SWRG’s deferred rent liability balance. The deferred rent liability was originally calculated utilizing the assumption that SWRG would exercise its option to extend the lease term an additional ten years. SWRG has placed the Townhouse up for sale at a price of $975. The net basis for the Townhouse at October 2, 2006 was $296.

The original term of this lease expired on October 31, 2006. In connection with the plan to close the Cafe, SWRG signed, effective November 1, 2006, an extension of its lease for the Café until January 8, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

As of October 2, 2006, we operated 15 high-end, high volume restaurants in the United States. In addition, we own a Smith & Wollensky unit in New Orleans, Louisiana (“S&W New Orleans”), which was closed on August 29, 2005 due to Hurricane Katrina. We have listed the property as available for sale and continue to evaluate all our options. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2007 with the launch of our first free-standing Wollensky’s Grill (“Grill” or collectively “Grills”). We plan to open a total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units.

Our cash investment for each of our owned Smith & Wollensky restaurants open as of October 2, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2007, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

As a result of recent changes, the closure of the Manhattan Ocean Club and S&W New Orleans, and the opening of Quality Meats, period-to-period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. In calculating comparable consolidated restaurant sales, we introduce a restaurant into our comparable consolidated restaurant base once it has been in operation for 15 months. Comparable consolidated restaurant sales do not include the sales for the S&W New Orleans, which was closed on August 29, 2005 due to Hurricane Katrina, sales for the Manhattan Ocean Club, which closed on January 1, 2006, or our new concept Quality Meats, which opened on April 10, 2006.

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

In connection with the adoption of FIN 46(R), our net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed SWRG’s current assets by $160,000 and $183,000, non-current assets by $81,000 and $82,000, current liabilities by $483,000 and $555,000 and non-current liabilities by $369,000 and $401,000 at October 2, 2006 and January 2, 2006, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2.4 million and $2.4 million, and increased restaurant operating costs by $2.2 million and $2.3 million for the three months ended October 2, 2006 and October 3, 2005, respectively and it increased consolidated sales by $8.0 million and $8.1 million, and increased restaurant operating costs by $6.9 million and $6.9 million for the nine months ended October 2, 2006 and October 3, 2005, respectively. See Notes to Unaudited Consolidated Financial Statements, Note 2.

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

Assets held for sale.   Assets held for sale are recorded at the lower of cost or estimated fair value less selling costs. The net carrying amount of assets held for sale related to S&W New Orleans including the land, building, leaseholds, furniture and fixtures and machinery and equipment as of October 2, 2006 and January 2, 2006 was $3.8 million and $4.7 million, respectively. During the three months ended October 2, 2006, SWRG took an impairment charge of $828,000 to properly reflect the estimated fair value. For comparability purposes, the assets held for sale were reclassed for the fiscal year ended January 2, 2006. In accordance with SFAS No.144, SWRG has ceased depreciation on the assets which are classified as held for sale as of March 16, 2006.

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

The impact on our results of operations of recording share-based compensation is to increase general and administrative expenses and decrease our earnings per basic and diluted share. This charge relates to the compensation charge on both unvested awards issued prior to the adoption of FAS 123R and the unvested portion of options granted during the nine month period ended October 2, 2006. The impact on our results of operations of recording share-based compensation for the three and nine-month periods ended October 2, 2006 was to increase general and administrative expenses by approximately $68,000 and $189,000, respectively, and reduce earnings per share by $0.01 and $0.02 per basic and diluted share for the three and nine month periods ended October 2, 2006, respectively.

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

Results of Operations

	Three months ended				Nine months ended
Consolidated Statement of Operations Data:	October 2, 2006	% of Sales	October 3, 2005	% of Sales	October 2, 2006	% of Sales	October 3, 2005	% of Sales
Consolidated restaurant sales	$ 27,557	100.0%	$26,813	100.0%	$88,611	100.0%	$91,778	100.0%
Cost of consolidated restaurant sales:
Food and beverage costs	8,484	30.8	8,167	30.5	27,428	31.0	27,823	30.3
Salaries and related benefit expenses	8,350	30.3	8,903	33.2	25,463	28.7	27,841	30.3
Restaurant operating expenses	4,973	18.1	5,073	18.9	14,942	16.9	15,716	17.1
Occupancy and related expenses	2,112	7.7	1,866	7.0	6,371	7.2	5,616	6.1
Marketing and promotional expenses	1,113	4.0	1,412	5.2	3,450	3.9	4,015	4.3
Depreciation and amortization	1,049	3.8	1,040	3.9	3,172	3.6	3,570	3.9
Impairment of assets impacted by hurricane	828	3.0	—	—	828	0.9	—	—
Insurance proceeds, net	(156)	(0.6)	—	—	(1,125)	(1.3)	—	—
Total cost of consolidated restaurant sales	26,753	97.1	26,461	98.7	80,529	90.9	84,581	92.2
Income from consolidated restaurant operations	804	2.9	352	1.3	8,082	9.1	7,197	7.8
Management fee income	217	0.8	216	0.8	689	0.8	715	0.8
Income from consolidated and managed restaurants	1,021	3.7	568	2.1	8,771	9.9	7,912	8.6
General and administrative expenses	2,232	8.1	3,095	11.5	7,070	8.0	7,562	8.2
Royalty expense	404	1.5	403	1.5	1,333	1.5	1,379	1.5
Operating income (loss)	(1,615)	(5.9)	(2,930)	(10.9)	368	0.4	(1,029)	(1.1)
Interest expense, net of interest income	(152)	(0.5)	(132)	(0.5)	(411)	(0.5)	(933)	(1.0)
Loss before provision for income taxes	(1,767)	(6.4)	(3,062)	(11.4)	(43)	(0.1)	(1,962)	(2.1)
Provision for income taxes	127	0.5	115	0.4	341	0.4	290	0.3
Loss before (income) loss of consolidated variable interest entity	(1,894)	(6.9)	(3,177)	(11.8)	(384)	(0.5)	(2,252)	(2.4)
(Income) loss of consolidated variable interest entity	41	0.2	(53)	(0.2)	(389)	(0.4)	(427)	(0.5)
Net loss	$ (1,853)	(6.7)%	$(3,230)	(12.0)%	$(773)	(0.9)%	$(2,679)	(2.9)%

Three Months Ended October 2, 2006 Compared to the Three Months Ended October 3, 2005

Consolidated Restaurant Sales. Consolidated restaurant sales increased $744,000, or 2.8%, to $27.6 million for the three months ended October 2, 2006 from $26.8 million for the three months ended October 3, 2005. The increase in consolidated restaurant sales relates primarily to an increase of $727,000 at our comparable units. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of the Smith & Wollensky unit in New Orleans, the Manhattan Ocean Club or Quality Meats. We have listed the property in New Orleans as available for sale and continue to evaluate our options. We received an insurance recovery for business interruption, net of administrative fees, to partially offset the lost revenues from the closure of the Smith & Wollensky unit in New Orleans. This amount is included in a separate line item “Insurance Proceeds, Net”. The net increase in comparable consolidated restaurant sales was primarily due to the net increase of $559,000 at our comparable consolidated Smith & Wollensky restaurants and a net increase of

$168,000 at our comparable consolidated restaurants in New York. The increase in comparable consolidated restaurant sales is due to an increase in the a la carte business and in private dining sales.

Food and Beverage Costs. Food and beverage costs increased $317,000 to $8.5 million for the three months ended October 2, 2006 from $8.2 million for the three months ended October 3, 2005. The increase in food and beverage costs relates to an increase of $238,000 in comparable food and beverage cost. This increase relates directly to the increase of $727,000 in sales for the comparable units and slightly higher beef costs. Non comparable food and beverage costs increased $79,000 due to higher than normal food and beverage costs as a percentage of sales at our new concept Quality Meats. Quality Meats experienced higher costs as a result of initial startup inefficiencies and a lower revenue base. As Quality Meats matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. Food and beverage costs as a percentage of consolidated restaurant sales increased to 30.8% for the three months ended October 2, 2006 from 30.5% for the three months ended October 3, 2005. The increase in food and beverage costs as a percentage of consolidated restaurant sales was primarily due to the increase in the cost of beef at our comparable units.

Salaries and Related Benefits. Salaries and related benefits decreased $553,000 to $8.4 million for the three months ended October 2, 2006 from $8.9 million for the three months ended October 3, 2005. The decrease in salaries and related benefits related to a net decrease of $325,000 at our non-comparable units and to a net decrease of $228,000 at our comparable units. The net decrease at our non-comparable units was primarily due to the closures of our Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire three month period ended October 2, 2006. The net decrease relating to these units was $926,000. The net decrease is offset by an increase due to the additional staffing required at Quality Meats which opened on April 10, 2006. It is common for our new restaurants to experience increased costs for additional staffing in the first nine months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. Salaries and related benefits as a percent of consolidated restaurant sales decreased to 30.3% for the three months ended October 2, 2006 from 33.2% for the three months ended October 3, 2005. The decrease in salaries and related benefits as a percentage of consolidated restaurant sales relates primarily to the concentrated efforts made by management in comparable units to reduce raw payroll and to decreases in employee medical claims under our self insured health plan.

Restaurant Operating Expenses. Restaurant operating expenses decreased $100,000 to $5.0 million for the three months ended October 2, 2006 from $5.1 million for the three months ended October 3, 2005. The decrease in restaurant operating expenses related to a net decrease of $182,000 at our comparable units and was partially offset by an increase of $82,000 at our non-comparable units. The net increase at our non-comparable units was primarily due to the operating costs at Quality Meats and were partially offset by the decrease related to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean club for the entire three month period ended October 2, 2006. The net decrease in comparable consolidated restaurant operating expenses of $182,000 was primarily due to a decrease in operating supplies which was partially offset by an increase in utilities. Restaurant operating expenses as a percentage of consolidated restaurant sales decreased to 18.1% for the three months ended October 2, 2006 from 18.9% for the three months ended October 3, 2005.

Occupancy and Related Expenses. Occupancy and related expenses increased $246,000 to $2.1 million for the three months ended October 2, 2006 from $1.9 million for the three months ended October 3, 2005. The increase in occupancy and related expenses related to a net increase of $231,000 at our comparable units and to a net increase of $15,000 at our non-comparable units. The increase in comparable occupancy and related expense relates to percentage rent credits received during the three months ending October 3, 2005. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 7.7% for the three months ended October 2, 2006 from 7.0% for the three months ended October 3, 2005.

Marketing and Promotional Expenses. Marketing and promotional expenses decreased $299,000 to $1.1 million for the three months ended October 2, 2006 from $1.4 million for the three months ended October 3, 2005. The decrease in marketing and promotional expenses related primarily to a net decrease of $300,000 at our comparable units. This decrease at our comparable units related primarily to decreases in public relations and discounts. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 4.0% for the three months ended October 2, 2006 from 5.2% for the three months ended October 3, 2005.

Depreciation and Amortization. Depreciation and amortization increased $9,000 to $1.0 million for the three months ended October 2, 2006 and October 3, 2005 respectively. The increase in depreciation and amortization related to a net increase of $17,000 at our comparable units and to a net decrease of $8,000 at our non-comparable units. The decrease at our non-comparable units related primarily to the impaired assets for the Smith & Wollensky unit in New Orleans, which is no longer being depreciated and is currently classified as available for sale. This decrease for non-comparable units was partially offset by an increase in depreciation at Quality Meats as compared to the Manhattan Ocean Club for the three month period ended October 2, 2006.

Impairment of Assets Impacted by Hurricane. On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. We have recorded an impairment of such assets of approximately $828,000 during the three months ended October 2, 2006, which represents a write-down of the property to its estimated fair market value less any commissions and other expenses that would be associated with a potential sale of the property.

Insurance Proceeds, Net. On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. In March 2006, we listed the property in New Orleans as available for sale and will continue to evaluate our options. During the three months ended October 2, 2006 we recorded a recovery for net insurance proceeds, net of administrative fees of $156,000, that included insurance recovery for business interruption. We currently are unable to determine when or if we will receive any additional proceeds relating to these damages.

Management Fee Income. Management fee income increased $1,000 to $217,000 for the three months ended October 2, 2006 from $216,000 for the three months ended October 3, 2005. The increase is due to the increase in sales from our managed units for the three months ended October 2, 2006 as compared to the three months ended October 3, 2005.

General and Administrative Expenses. General and administrative expenses decreased $863,000 to $2.2 million for the three months ended October 2, 2006 from $3.1 million for the three months ended October 3, 2005. General and administrative expenses as a percentage of consolidated restaurant sales decreased to 8.1% for the three months ended October 2, 2006 from 11.5% for the three months ended October 3, 2005 results. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 6.4% for the three months ended October 2, 2006 from 9.1% for the three months ended October 3, 2005. The decrease in general and administrative expenses was due to a decrease in payroll expense, primarily related to a $336,000 compensation charge that was incurred in 2005 relating to the stock repurchase from James M. Dunn (the former President), and the aggregate amounts of separation payments that were owed to Mr. Dunn through April 2006. This decrease in payroll expense was partially offset by an increase in 2006 for the adoption of FAS 123R share-based compensation charge of approximately $68,000 and the write-off of the unamortized portion of the opening fee balance for the S&W New Orleans location. The decrease in general and administration expense was also due to a decrease in consulting and professional fees.

Royalty Expense. Royalty expense increased $1,000 to $404,000 for the three months ended October 2, 2006 from $403,000 for the three months ended October 3, 2005.

Interest Expense—Net of Interest Income. Interest expense, net of interest income, increased $20,000 to $152,000 for the three months ended October 2, 2006 from $132,000 for the three months ended October 3, 2005, primarily due to the reduction of interest income due to a decrease in short and long term investments.

Provision for Income Taxes. The income tax provisions for the three months ended October 2, 2006 and for the three months ended October 3, 2005 represent certain federal, state and local taxes and reflects the application of certain tax credits against current income taxes.

(Income) loss of Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) loss of this variable interest entity is presented as a separate item after the provision for income taxes.

Nine Months Ended October 2, 2006 Compared to the Nine Months Ended October 3, 2005

Consolidated Restaurant Sales. Consolidated restaurant sales decreased $3.2 million, or 3.5%, to $88.6 million for the nine months ended October 2, 2006 from $91.8 million for the nine months ended October 3, 2005. The decrease in consolidated restaurant sales related to a net decrease of $4.0 million at our non-comparable units and to a net increase of $806,000 at our comparable units. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of the Smith & Wollensky unit in New Orleans, the Manhattan Ocean Club or Quality Meats. The net decrease of $4.0 million at our non-comparable units is related to a decrease of $7.0 million relating to the continued closure of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club. We received an insurance recovery for business interruption, net of administrative fees, to partially offset the lost revenues from the closure of the Smith & Wollensky unit in New Orleans. This amount is included in a separate line item “Insurance Proceeds, Net.” The decrease in consolidated restaurant sales was offset by the sales from our new concept, Quality Meats which opened on April 10, 2006. The net increase in comparable consolidated restaurant sales was primarily due to a net increase of $1.2 million at our comparable consolidated Smith & Wollensky restaurants. The net increase in comparable consolidated sales was offset by the decrease in sales of $362,000 at our comparable consolidated restaurants in New York. The improvement in comparable consolidated sales is due primarily to an increase in private dining sales.

Food and Beverage Costs. Food and beverage costs decreased $395,000 to $27.4 million for the nine months ended October 2, 2006 from $27.8 million for the nine months ended October 3, 2005. The decrease in food and beverage costs related to a net decrease of $989,000 at our non-comparable units and to a net increase of $594,000 at our comparable units. The net decrease at our non-comparable units was primarily due to a decrease of $2.1 million relating to the continued closure of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club. This decrease was offset by an increase in food and beverage costs for the new concept Quality Meats, which opened on April 10, 2006. Quality Meats experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As Quality Meats matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. The net increase of $594,000 at our comparable units relates primarily to an increase in the cost of beef for the nine months ended October 2, 2006 as compared to the nine months ended October 3, 2005. Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.0% for the nine months ended October 2, 2006 from 30.3% for the nine months ended October 3, 2005. The increase in food and beverage costs as a percentage of consolidated restaurant sales was primarily due to the increase in the cost of beef at our comparable units.

Salaries and Related Benefits. Salaries and related benefits decreased $2.4 million to $25.5 million for the nine months ended October 2, 2006 from $27.8 million for the nine months ended October 3, 2005. The decrease in salaries and related benefits related to a net decrease of $1.6 million at our non-comparable units and to a net decrease of $762,000 at our comparable units. This net decrease at our non-comparable units was primarily due to the closures of our Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire nine month period ended October 2, 2006. The net decrease relating to these units was $3.0 million. The net decrease is offset by an increase due to the additional staffing required at Quality Meats which opened on April 10, 2006. It is common for our new restaurants to experience increased costs for additional staffing in the first nine months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. Salaries and related benefits as a percent of consolidated restaurant sales decreased to 28.7% for the nine months ended October 2, 2006 from 30.3% for the nine months ended October 3, 2005. The decrease in salaries and related benefits as a percentage of consolidated restaurant sales relates primarily to the concentrated efforts made by management in comparable units to reduce raw payroll and to a decrease in employee medical claims under our self insured health plan.

Restaurant Operating Expenses. Restaurant operating expenses decreased $774,000 to $14.9 million for the nine months ended October 2, 2006 from $15.7 million for the nine months ended October 3, 2005. The decrease in restaurant operating expenses related to a net decrease of $546,000 at our non-comparable units and to a net decrease of $228,000 at our comparable units. The decrease in non-comparable units was primarily due to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire nine month period ended October 2, 2006, offset by the restaurant operating expenses of Quality Meats which opened on April 10, 2006. The net decrease in comparable consolidated restaurant operating expenses of $546,000 was primarily due to a decrease in operating supplies. This was partially offset by an increase in utilities and professional fees. Restaurant operating expenses as a percentage of consolidated restaurant sales decreased to 16.9% for the nine months ended October 2, 2006 from 17.1% for the nine months ended October 3, 2005.

Occupancy and Related Expenses. Occupancy and related expenses increased $755,000 to $6.4 million for the nine months ended October 2, 2006 from $5.6 million for the nine months ended October 3, 2005. The increase in occupancy and related expenses related to a net increase of $689,000 at our comparable units and to a net increase of $66,000 at our non-comparable units. The net increase at our comparable units was primarily due to the rent incurred in Las Vegas as a result of the sale lease-back transaction entered into on May 23, 2005. The change in classification of our new lease obligation in Las Vegas, to a capital lease and operating lease, resulted in the increase in occupancy and related expenses offset by a decrease in interest expense. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 7.2% for the nine months ended October 2, 2006 from 6.1% for the nine months ended October 3, 2005.

Marketing and Promotional Expenses. Marketing and promotional expenses decreased $565,000 to $3.5 million for the nine months ended October 2, 2006 from $4.0 million for the nine months ended October 3, 2005. The decrease in marketing and promotional expenses related to a net decrease of $464,000 at our comparable units and to a net decrease of $101,000 at our non-comparable units. The decrease in non-comparable units was related primarily to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire nine month period ended October 2, 2006. This was offset by increased promotional costs for Quality Meats which opened on April 10, 2006. The decrease in our comparable units related to a decrease in advertising and discounts. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 3.9% for the nine months ended October 2, 2006 from 4.3% for the nine months ended October 3, 2005.

Depreciation and Amortization. Depreciation and amortization decreased $398,000 to $3.2 million for the nine months ended October 2, 2006 from $3.6 million for the nine months ended October 3, 2005. The decrease in depreciation and amortization related to a net decrease of $252,000 at our comparable units and to a net decrease of $146,000 at our non-comparable units. The decrease at our non-comparable units related primarily to the impaired assets for the Smith & Wollensky unit in New Orleans, which is no longer being depreciated and is currently classified as available for sale. Depreciation for the Manhattan Ocean Club and the concept it was converted into, Quality Meats, were consistent for the nine month periods ended October 2, 2006 and October 3, 2005. The decrease at our comparable units related primarily due to the decrease in the leasehold basis for the Las Vegas property directly related to the sale and lease-back entered into on May 23, 2005.

Impairment of Assets Impacted by Hurricane. On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. We have recorded an impairment of such assets of approximately $828,000 which represents a write-down of the property to its estimated fair market value less any commissions and other expenses that would be associated with a potential sale of the property.

Insurance Proceeds, Net. On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. In March 2006, we listed the property in New Orleans as available for sale and will continue to evaluate our options. During the nine months ended October 2, 2006 we recorded a recovery for net insurance proceeds, net of administrative fees, for the building and contents of $569,000 and net insurance proceeds of $556,000 for business interruption. We currently are unable to determine when or if we will receive any additional proceeds relating to these damages.

Management Fee Income. Management fee income decreased $26,000 to $689,000 for the nine months ended October 2, 2006 from $715,000 for the nine months ended October 3, 2005. The decrease is due to the decrease in sales from our managed units for the nine months ended October 2, 2006 as compared to the nine months ended October 3, 2005.

General and Administrative Expenses. General and administrative expenses decreased $492,000 to $7.1 million for the nine months ended October 2, 2006 from $7.6 million for the nine months ended October 3, 2005. General and administrative expenses as a percent of consolidated restaurant sales decreased to 8.0% for the nine months ended October 2, 2006 from 8.2% for the nine months ended October 3, 2005 results. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 6.3% for the nine months ended October 2, 2006 from 6.6% for the nine months ended October 3, 2005. The decrease in general and administrative expenses was due to a decrease in payroll expense, primarily relating to a $336,000 compensation charge that was incurred in 2005 relating to the stock repurchase from James M. Dunn (the former President) and the aggregate amount of separation payments that were owed to Mr. Dunn through April 2006. This decrease in payroll expense was partially offset by an increase in 2006 relating to an increase for the adoption of FAS 123R share-based compensation charge of approximately $189,000 and to the write-off of the unamortized portion of the opening fee balance for the S&W New Orleans location during the nine month period ended October 2, 2006. The decrease in general and administration expense was also due to a decrease in consulting and professional fees.

Royalty Expense. Royalty expense decreased $46,000 to $1.3 million for the nine months ended October 2, 2006 from $1.4 million for the nine months ended October 3, 2005. The decrease was primarily due to the decrease in sales of $2.8 million from our Smith & Wollensky unit in New Orleans. This was partially offset by a net increase in sales of $1.2 million, from our Smith & Wollensky units open for the entire period.

Interest Expense—Net of Interest Income. Interest expense, net of interest income, decreased $522,000 to $411,000 for the nine months ended October 2, 2006 from $933,000 for the nine months ended October 3, 2005, primarily due to the reduction of interest expense as it relates to our new lease obligation from the sale and lease-back transaction of our Las Vegas property. The change in classification of our new lease obligation in Las Vegas to a capital lease and operating lease, resulted in a decrease in interest and an increase in rent expense. The decrease, to a lesser extent, was related to the payoff of approximately $9.2 million of debt and was impacted by the increase in interest income related to the investments being held during the nine months ended October 2, 2006.

Provision for Income Taxes. The income tax provisions for the nine months ended October 2, 2006 and for the three months ended October 3, 2005 represent certain federal, state and local taxes and reflects the application of certain tax credits against current income taxes.

(Income) loss of Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) loss of this variable interest entity is presented as a separate item after the provision for income taxes.

Liquidity and Capital Resources

Cash Flows

We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash provided by (used in) operating activities amounted to $2.1 million and ($2.1 million) for the nine months ended October 2, 2006 and October 3, 2005, respectively. During the nine months ended October 2, 2006, we used cash flows provided by operations primarily to reduce outstanding payables.

Net cash used in financing activities was $939,000 and $10.9 million for the nine months ended October 2, 2006 and October 3, 2005, respectively. Net cash used in financing activities for the nine months ended October 2, 2006 includes $245,000 principal payments on long-term debt and capital lease obligations, $379,000 of treasury stock purchased under the stock repurchase program, net proceeds of $5,000 from the exercise of options and distributions of $320,000 to the minority interest in the consolidated variable interest entity. Net cash used in financing activities for the nine months ended October 3, 2005 includes $9.6 million in principal payments on long-term debt and capital lease obligations, and distributions of $420,000 to the minority interest in the consolidated variable interest entity.

Net cash provided by (used in) investing activities was ($1.7 million) and $13.6 million for the nine months ended October 2, 2006 and October 3, 2005, respectively. During the nine months ended October 2, 2006, we used cash primarily to fund maintenance of capital expenditures of existing restaurants, complete the renovation costs for Quality Meats, and relocate our corporate offices. Cash provided by investing activities includes proceeds of $200,000 from the sale of nondepreciable assets which were classified as held for sale and includes $1.0 million of net proceeds from the sale of investments. During the nine months ended October 3, 2005, net cash provided by investing activities includes $19.3 million net proceeds from the sale of the property of our Las Vegas restaurant, other cash provided by investing activities consisted primarily of net purchases of investments of $8.2 million. Total capital expenditures were $2.9 million and $1.3 million for the nine months ended October 2, 2006 and October 3, 2005, respectively.

Capital Expenditures

Total capital expenditures are expected to be approximately $700,000 for the remainder of fiscal 2006 and consist approximately of $400,000 directly related to the initial design and construction costs for the proposed new Wollensky’s Grill restaurant concept and $300,000 in maintenance capital expenditures in respect of existing restaurants. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2007 with the launch of our first free-standing Grill. We plan to open a total of three to four Grills from 2007 to 2008. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units. Our cash investment for each of our owned Smith & Wollensky restaurants open as of October 2, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2007, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet, will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

Indebtedness

In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami Beach location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.4 million and $1.5 million at October 2, 2006 and January 2, 2006, respectively.

On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia. The $2.0 million was used by us for construction costs related to our Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. On March 27, 2006, a letter was signed by Hibernia waiving the covenants contained in our promissory note for the year ended January 2, 2006 and through January 1, 2007. We are currently in the process of amending the financial covenants contained in our promissory note with Hibernia. The balance of the promissory note was approximately $1.8 million and $1.9 million at October 2, 2006 and January 2, 2006, respectively.

On January 27, 2006, we entered into a $5.0 million secured line of credit facility with Morgan Stanley (“Credit Agreement”). Under the Credit Agreement, we are the borrower and Dallas S&W, L.P., our subsidiary, and the Company are the Guarantors. The $5.0 million line can be used for general corporate purposes. We may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at our election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is guaranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and us. There was no balance outstanding under the Credit Agreement as of October 2, 2006.

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

Future minimum capital lease payments at October 2, 2006 were as follows:

Fiscal year:	(in 000’s)
2006	$151
2007	605
2008	605
2009	605
2010	380
Thereafter	19,618
Total future capital lease payments	21,964
Less: amount representing interest	(14,179)
Present value of net minimum capital lease payments	7,785
Less: current portion	148
Long-term obligations under capital leases at October 2, 2006	$7,637

The remainder of the fixed minimum annual rental payments is being treated as an operating lease.

Liquidity

We believe that our cash, short-term and long-term investments on hand, projected cash flow from operations and funds available under our Credit Agreement should be sufficient to finance capital expenditures and operations throughout 2007, as well as allow us to meet our debt service obligations under our loan agreements, including our approximately $1.8 million outstanding on our promissory note with Hibernia, and begin our planned expansion. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses or other events could cause us to seek alternative financing or reschedule our maintenance capital expenditure and expansion plans. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

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

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. Accordingly, on January 3, 2006, we adopted the provisions of SFAS 123R using the modified prospective approach. As a result of the adoption, share-based awards expense incurred subsequent to January 2, 2006, is included in the our unaudited consolidated statements of operations. The initial adoption of this standard resulted in the recognition of approximately $68,000 and $189,000 of compensation expense related to stock options for the three month and nine-month periods ended October 2, 2006, respectively.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami Beach property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates as well as our fixed rate of indebtedness. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at October 2, 2006.

	Expected Maturity Date Fiscal Year Ended
Debt	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value October 2,2006
	(Dollars in thousands)
Long-term variable rate	$14	$787	$—	$—	$—	$—	$801	$801
Average interest rate							9.0%
Long-term fixed rate	$35	$157	$163	$1,640	$71	$306	$2,372	$2,684
Average interest rate							6.6%
Total Debt							$3,173	$3,485

We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

Item 4.	Controls and Procedures.

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

Restatement of Previously Issued Financial Statements

On April 20, 2005, it was determined that we had incorrectly calculated our estimate of gift certificates that were sold and deemed to have expired and not redeemed during fiscal 2001 and fiscal 2002. These gift certificates were not properly recorded as expenses related to certain promotions that we ran from fiscal 2000 through fiscal 2004, for which gift certificates were issued at either a full or partial discount. We filed a Current Report on Form 8-K on April 26, 2005 describing this restatement and its impact on our financial statements. Our Annual Report on Form 10-K for the fiscal year ended January 2, 2006 reflects the changes for the quarterly results for the fiscal year ended 2004. We restated our annual results for the quarterly periods ended January 1, 2001, December 31, 2001, December 30, 2002 and December  29, 2003 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2005, which was filed on April 28, 2005.

Remediation of Material Weaknesses

During the first quarter of fiscal 2005, to remedy the material weakness in our internal control over financial reporting, we established procedures to specifically track every gift certificate sold and redeemed in order to recognize any potential expenses and the deferred revenue in the appropriate periods. These procedures were implemented at the beginning of the second quarter of fiscal 2005. We are in the process of monitoring the effectiveness of these controls.

Changes in Internal Controls

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. We have insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W New Orleans. In fiscal 2005, we recorded an impairment for certain assets of approximately $750,000 which represents an estimate of the maximum deductible which could be incurred under our insurance plan as well as an estimate of other impaired assets not believed to be covered under our insurance plan. This impairment amount is net of $100,000 of insurance proceeds we have received that relates to content coverage. We have also written off approximately $160,000 in inventories that spoiled or were destroyed by Hurricane Katrina. During the three months ended October 2, 2006, we recorded an impairment of these assets of approximately $828,000 which represents a write-down of the property to its estimated fair market value less any commissions and other expenses that would be associated with a sale of the property. We received advances of $350,000 for business interruption which is reflected in our statement of operation for the year ended January 2, 2006. As of October 2, 2006 we have recorded proceeds, net of fees of $156,000 and $1.1 million related to content coverage and business interruption, which are reflected in our unaudited statements of operations for the three months and nine months ended October 2, 2006, respectively. We continue to work closely with our insurance carriers and claims adjusters to ascertain the full amount of damages. On April 19, 2006, our Board of Directors unanimously voted to list S&W New Orleans as available for sale. A listing agreement was signed on March 16, 2006 and expires on September 16, 2006. We are unable to determine whether this restaurant will reopen and are currently evaluating our options. The failure to reopen our restaurant in New Orleans in the near future, the failure to collect an adequate amount of insurance proceeds or the failure to sell the assets available for sale could have a material adverse effect on our business, results of operations and financial condition.

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

November 15, 2006	By: /s/ ALAN N. STILLMAN
------------------------------

Name: Alan N. Stillman
Title: Chairman of the Board, Chief Executive
Officer and Director
(Principal Executive Officer)

November 15, 2006	By: /s/ SAMUEL GOLDFINGER
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