Form 10-K
period 2007-01-01
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2007-04-02
CIK 1137047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2007

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 1-16505

The Smith & Wollensky Restaurant Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58 2350980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
880 Third Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip code)

212-838-2061

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(b) of the Act: None

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

As of July 3, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $ 32,856,417.

As of  April 2, 2007, the registrant had 8,599,043 shares of common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)    In accordance with General Instruction G(3) of Form 10-K certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement  for the registrant’s 2007 Annual Meeting of Stockholders filed within 120 days of January 1, 2007 or will be included in an amendment to this Form 10-K filed within 120 days of January 1, 2007.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will,” “hopes,” or similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, adverse weather conditions, changes in consumer preferences, the level of competition from existing or new competitors in the high-end segment of the restaurant industry and our success in implementing our growth strategy.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A, our press releases and other statements released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Annual Report on Form 10-K, our reports on Forms 10-Q and 8-K, our Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Annual Report on Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report on Form 10-K or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

We are a developer, owner and operator of high-end, high-volume restaurants in the United States. Our core concept is Smith & Wollensky, a classic American restaurant. Management believes Smith & Wollensky is a recognized brand name in the upscale segment of the restaurant industry. At January 1, 2007, we operated 14 restaurants, eleven of which were owned and three of which were managed. We own eight of the nine Smith & Wollensky restaurants we operate. In addition we own a Smith & Wollensky unit in New Orleans, Louisiana (“S&W of New Orleans”), which closed on  August 29, 2005 due to Hurricane Katrina and a Smith & Wollensky unit in Dallas, Texas (“S&W of Dallas”), which closed on December 31, 2006 because it was unable to achieve a level of income from operations that was in line with our expectations. At January 1, 2007, both S&W of New Orleans and S&W of Dallas were listed as available for sale. We are currently under contract to sell the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $250,000. We plan on closing on the sale of the Dallas property during the beginning of April 2007. We also own our new concept, Quality Meats, a contemporary American restaurant that is located in the space previously occupied by the Manhattan Ocean Club. We closed the Manhattan Ocean Club on January 1, 2006 and opened Quality Meats on April 10, 2006.

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

For the year ended January 1, 2007, the average sales for our nine owned Smith & Wollensky restaurants open for the entire period were $10.3 million per restaurant. Sales for the year ended January 1, 2007 for the managed Smith & Wollensky restaurant in New York were $26.7 million, for which we received $613,000 as a management fee. For the year ended January 1, 2007, average sales for all of our twelve consolidated restaurants open for the full period (which includes the sales for Maloney & Porcelli, a restaurant we manage) were $9.9 million per restaurant.

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

Possible Acquisition of SWRG and Related Transactions

Proposed Merger with Patina Restaurant Group, LLC

On February 26, 2007, Patina Restaurant Group, LLC, a Delaware limited liability company (“Patina”), SWRG Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Patina (“Patina Sub”) and SWRG, entered into an agreement and plan of merger (the “Merger Agreement”). Under the terms of the Merger Agreement and subject to satisfaction or waiver of the conditions therein, Patina Sub will merge with and into SWRG, with SWRG surviving (the “Merger”). As a result of the

Merger, SWRG would become a wholly-owned subsidiary of Patina (the “Surviving Corporation”). At the effective time of the Merger, each share of SWRG’s common stock, par value $0.01 per share (the “Common Stock”),  issued and outstanding immediately prior to the effective time of the Merger (other than any shares owned by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) shall be canceled and converted into the right to receive from the Surviving Corporation $9.25 in cash without interest less any required withholding tax. The board of directors of SWRG (the “Board”) approved the Merger Agreement following the unanimous recommendation of a committee of the Board comprised entirely of independent directors (the “Special Committee”). The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the stockholders of SWRG, regulatory approvals and other customary closing conditions. Pursuant to Delaware General Corporation Law and SWRG’s charter, the Merger must be approved by the holders of a majority of the shares of the outstanding Common Stock. In addition, pursuant to the Merger Agreement, the Merger must be approved by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock present or voting by proxy at the stockholder meeting relating to the Merger (not including any shares of Common Stock beneficially owned by Mr. Alan Stillman).

SWRG, Patina and Patina Sub have made customary representations, warranties and covenants in the Merger Agreement. Among other things, SWRG may not solicit competing proposals or, subject to exceptions that permit the Special Committee or the Board to comply with their fiduciary duties, participate in any discussions or negotiations regarding alternative proposals. The Merger Agreement may be terminated under certain circumstances, including if the Special Committee or the Board has determined that it intends to enter into a transaction with respect to a superior proposal and the Company otherwise complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, SWRG will be required to reimburse Patina for its transaction expenses up to $600,000 and, under specified circumstances, SWRG will be required to pay Patina a termination fee of $2.5 million.

The Common Stock is currently registered under the Exchange Act and is quoted on the Nasdaq National Market under the symbol “SWRG.” If the Merger is completed, the Common Stock will be delisted from the Nasdaq National Market and will be deregistered under the Exchange Act.

Proposed Transaction Between Patina and Alan N. Stillman, SWRG’s Chairman and Chief Executive Officer

As an inducement for Patina to enter into the Merger Agreement, Patina and Alan N. Stillman, the Company’s Chairman and Chief Executive Officer, entered into an agreement dated February 26, 2007 (the “Stillman Agreement”). Pursuant to the Stillman Agreement, immediately after the closing of the Merger, Mr. Stillman or his designees (the “Stillman Group”) will acquire certain assets from the Company consisting of real property owned by the Company in Dallas and New Orleans, the leases relating to three New York City restaurants (Quality Meats, Cité and Park Avenue Cafe), the management agreements relating to three New York City restaurants (Smith & Wollensky, Maloney & Porcelli and Post House), the lease of the Company’s headquarters in New York and all assets relating to the foregoing.

In consideration for such purchase, the Stillman Group will pay $5.3 million in cash and/or stock of the Company, plus assume numerous liabilities and contingent obligations of the Company, including the following: any sales, real property transfer or income taxes relating to the acquisition; mortgages on properties in New Orleans and Miami aggregating approximately $3.2 million; $800,000 of capital lease obligations; all expenses of the Company relating to the Merger, including legal, accounting, proxy fees, severance, change of control and other payments to employees of the Company estimated to exceed an aggregate of $4 million; contingent obligations under various lawsuits (in amounts which cannot presently be determined); certain capital improvements and other costs relating to the Smith & Wollensky restaurant in Las Vegas and to the Company generally; and all known and unknown obligations or liabilities relating to the assets to be acquired.

Voting Agreement

On February 26, 2007, in connection with the Merger, Alan N. Stillman, Stillman’s First, Inc., La Cite, Inc., White & Witkowksy, Inc., Thursdays Supper Pub, Inc., Alan N. Stillman Grantor Retained Annuity Trust and the Donna Stillman Trust entered into a voting agreement with Patina  (the “Voting Agreement”) pursuant to which such persons have agreed to vote all their shares of Common Stock in favor of the Merger and against any action or agreement that would result in a breach by the Company under the Merger Agreement or would impede or interfere with the Merger. The Voting Agreement will terminate upon termination of the Merger Agreement in accordance with its terms.

Amendment to License Agreement

As a condition to entering into the Merger Agreement, Patina required that St. James Associates, L.P. (“St. James”) agree to amend various provisions of the amended and restated sale and license agreement dated January 1, 2006 between St. James and SWRG (the “License Agreement”). Mr. Stillman and an unrelated party are the general partners of St. James. In order to effectuate this amendment, the consent of both general partners was required. On February 26, 2007, Patina and St. James entered into a letter agreement (the “Letter Agreement”) pursuant to which the License Agreement will be amended effective on the closing of the Merger to effectuate the following: Patina has agreed to open at least two new Smith & Wollensky restaurants and to open or make advance payments of additional royalty payments for two additional such restaurants within six years; St. James will eliminate the 1% royalty fee on all restaurant and non-restaurant sales at any steakhouse owned or operated by Patina or its affiliates if such restaurant does not use the Smith & Wollensky name and is located in specified countries in Asia, provided such royalty will continue to be payable until Patina has fulfilled its build-out obligations; St. James agreed to eliminate the posting by assignees of a letter of credit in connection with the assignment of the License Agreement; and St. James agreed to other technical amendments. Based on Patina’s representations to St. James that the principals of Parent are reputable restaurant operators that have managed high quality fine dining restaurants continuously for at least five years and that Patina is a nationally known reputable company active in the food service business, St. James acknowledged that the Merger Agreement is expressly permitted by the License Agreement. For additional information relating to the License Agreement, See “—Service Marks, Trademarks and License Agreements.”

Additional Bidder for SWRG

On Friday, March 16, 2007, the Company received an unsolicited proposal from Landry’s Restaurants, Inc. (“Landry’s”) to acquire the company at $9.75 per share. As of the date hereof, Landry’s has refused to execute a confidentiality and standstill agreement on the terms required by the Merger Agreement. As a result, the Company is unable to provide Landry’s with non-public information. The Special Committee of the Company’s Board is continuing to evaluate the terms and conditions of the proposal received from Landry’s, consistent with its fiduciary duties to the Company’s stockholders and the no-solicitation provisions of the Merger Agreement.

Recent Developments

Renewal of Lease at Park Avenue Café and Sale of Townhouse

On December 14, 2006, SWRG through its affiliate, Atlantic & Pacific Grill Associates, L.L.C. (“A&P”), entered into (i) a Third Modification and Renewal of Lease (the “Café Lease Renewal”) with Beekman Tenants Corporation (“Beekman”) for the Park Avenue Café restaurant (the “Café”) and (ii) a

Contract of Sale Agreement with Beekman (the “Townhouse Sale Agreement”) with respect to the Park Avenue Café Townhouse, a location adjacent to the Café that is used to facilitate private dining events (the “Townhouse”). The Café Lease Renewal extends the term of the lease until January 15, 2017 and increases the fixed minimum rent to $500,000 for the first lease year, with annual increases as defined. In addition, the Café Lease Renewal requires us to make $300,000 of improvements to the leased space by September 30, 2007. In conjunction with the sale of the Townhouse, which is scheduled to close on or about September 30, 2007, we plan on entering into a Fourth Modification with Beekman whereby we would leaseback the Townhouse for an additional rent starting at $100,000 per annum, with annual increases as defined. Due to the Café Lease Renewal, the Café, which had been scheduled to close on January 1, 2007, will remain open.

Settlement of Litigation Relating to Cité; Closure of Cité

As of January 31, 2007, La Cité Associates, L.P. (“Cité Associates”), a subsidiary of SWRG, entered into a Settlement Agreement and certain related documents with Rockefeller Center North, Inc., the landlord (“Landlord”) of the restaurant space occupied by the Cité restaurant (“Cité”) in New York City. The Settlement Agreement, among things, settled the lawsuit in which the Landlord alleged that Cité Associates was obligated to pay, but had not paid, percentage rent since January 1, 2001, with the Landlord acknowledging that Cité Associates was not, and to the end of the original lease term ( i.e. , September 30, 2009) will not be, obligated to pay any percentage rent. In addition, unrelated to the lawsuit, on January 31, 2007, we adopted a plan to close Cité to the public on April 2, 2007 because it was unable to achieve a level of income from operations that was in line with our expectations. Pursuant to the Settlement Agreement, Cité is required to make a one-time settlement payment to the Landlord of $85,000 and will then receive its $100,000 letter of credit posted with the Landlord as a security deposit under the lease. Cité Associates also agreed to terminate its lease for Cite and vacate the premises by April 6, 2007.

Operating Strategy

We believe that the key to our future success is our Smith & Wollensky and Wollensky’s Grill restaurant concepts that are focused on the middle to high-end segment of the restaurant industry. To achieve our goal, we are pursuing the following operating and growth strategies and will continue to pursue them until the consummation of the Merger or we are otherwise acquired, if and when that occurs:

Pursue Disciplined Restaurant Growth in 2008 and Beyond

Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2008 with the launch of our first free-standing Wollensky’s Grill (individually, a “Grill” and collectively, “Grills”). We plan to open a total of three to four Grills from 2008 to 2009. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to evaluate opportunities to open Smith & Wollensky units.

Our cash investment for each of our owned Smith & Wollensky restaurants open as of December 31, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs, and our Smith and Wollensky restaurants averaged approximately 19,000 square feet. We expect that each new free-standing Grill will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

Focus on Locations

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

Commitment to Superior Quality Food and Wine

We believe that a primary element of our appeal to our customers is our reputation for quality menus, creative presentations of carefully prepared food and extensive wine selections. We employ a chef at each of our restaurants who ensures the high quality of the food served. Our restaurants feature USDA prime grade beef, dry-aged and butchered on the premises, top-quality seafood and high quality ingredients purchased daily in local marketplaces. Each of our restaurants bake some of their own bread on the premises and features highly trained pastry chefs who prepare a range of traditional desserts and specialty confections.

Our commitment to fine wines is evident in our extensive inventory. Our owned and managed restaurants have an aggregate of over 113,000 bottles of wine and average more than 500 wine listings per restaurant. Each restaurant has its own beverage and/or wine manager who is supported at the corporate management level by our wine department.

Capitalize on Brand Awareness and Customer Loyalty

We believe that our significant investment in marketing and advertising programs has contributed to what management believes is a national awareness of our Smith & Wollensky restaurants. Our marketing strategy is designed to build a loyal customer base, to enhance a strong identity and name recognition for our Smith & Wollensky restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. We have implemented this strategy through the use of advertising, promotional activity and cross-marketing of our restaurants. We run full-page advertisements in leading national publications, including The New York Times. We also employ an advertising strategy that focuses on national golf. In addition, we hold creative promotional events such as “Wine Week™”, a popular semi-annual event, restaurant opening galas and concierge dinners. We have enhanced our name recognition and brand awareness through our comprehensive merchandising strategy, which includes the sale of our sauces, salad dressings, knives and cookbooks. Our sauces, which include steak, barbecue and pepper, are now offered at over 4,000 wholesale and retail stores. On January 10, 2007, we entered into a Trademark License Agreement with Bryant Preserving Company (“Licensee”) to grant to Licensee the right to distribute and sell SWRG retail products, as defined (“Licensed Products”), through December 31, 2011, with an option for an additional five years. We will receive a six percent royalty on sales of the Licensed Products which are subject to guaranteed minimum net sales levels, as defined. In addition, the

Licensee agreed to reimburse us for store slotting fees, as well as certain inventory, accounts receivable and accounts payable.

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

Provide Experienced Management Support

Our senior executive team is comprised of Alan Stillman, our founder and Chief Executive Officer, Samuel Goldfinger, our Chief Financial Officer and Eugene Zuriff, our President. Alan Stillman has been with us for over 25 years, has opened numerous restaurants and is highly experienced in the creation and implementation of restaurant concepts and has been creating restaurant concepts, including T.G.I. Friday’s and other restaurant concepts, for over 30 years. Our restaurant general managers, most of whom are drawn from our restaurant personnel, have an average tenure with us of over 17 years, and most of them have worked in the restaurant industry for at least 20 years. In addition to our general managers, we currently employ approximately 190 restaurant management personnel and we believe they will be a substantial source of managerial talent as we expand.

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

Extensive Wine Selection

Fine wine is an integral part of the Smith & Wollensky dining experience. Smith & Wollensky restaurants boast an extensive wine inventory of over 87,000 bottles, and our Smith & Wollensky in New York, which has over 17,000 bottles of wine, received Wine Spectator’s “Grand Award” each year from 1987 through 1994, Wine Spectator’s “Award of Excellence” from 1995 through 2005, Wine Enthusiast “Award of Ultimate Distinction” in 2006, and Wine Spectator “Best of Award of Excellence” in 2007. The Great American Wine list features on average over 600 selections with a combination of the country’s most renowned wineries, alongside a selection of undiscovered gems, which are lesser known names of outstanding quality. Our nationally acclaimed wine programs, such as “Wine Week™,” have been written about extensively by The New York Times and Wine Spectator.

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

We plan to resume our growth in 2008 with the launch of our first free-standing Wollensky’s Grill. We plan to open a total of three to four Grills from 2008 to 2009. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky in New York City. Although our growth focus will be on opening Grills, we will continue to evaluate opportunities to open Smith & Wollensky units. We will continue to pursue our growth strategy until the consummation of the Merger or we are otherwise acquired, if and when that occurs.

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

Locations of Smith & Wollensky Restaurants

The following table sets forth information with respect to our Smith & Wollensky restaurant locations, all of which are owned other than the location in New York:

Location	Opening Year	Approximate Seating Capacity
New York(1)	1977	480
Miami Beach	1997	670
Chicago	1998	610
New Orleans(2)	1998	375
Las Vegas	1998	675
Washington, D.C.	1999	510
Philadelphia	2000	290
Columbus, Ohio	2002	400
Dallas(3)	2003	400
Houston	2004	400
Boston	2004	450

(1)          This location is managed not owned.

(2)          This location was closed on  August 29, 2005 due to the damages caused by Hurricane Katrina. This location is currently listed as available for sale.

(3)          This location was closed on December 31, 2006 because it was unable to achieve a level of income in line with our expectations. We are currently under contract to sell the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $250,000. We plan on closing on the sale of the Dallas property during the beginning of April 2007.

Growth Strategy

Our current objective is to increase sales from our existing restaurant operations as we build upon and increase what we believe is our reputation for providing an exceptional dining experience and high-quality food. At the same time, we plan to leverage our experience in developing and operating restaurants by introducing our Wollensky’s Grill restaurant concept into new markets in 2008 and beyond. We will continue to pursue our growth strategy until the consummation of the Merger or we are otherwise acquired, if and when that occurs.

Grow and Develop Existing Restaurants

Since December 1997, we have opened ten Smith & Wollensky restaurants. Our experience has shown that our restaurants take between 15 and 36 months to achieve expected company-wide targeted levels of performance. Some of our newer restaurants are currently in various stages of the ramp-up phase, and we believe incremental sales and restaurant level operating profitability can be realized from  restaurants as they continue to develop.

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

Expand Retail Offerings and Develop Branded Merchandise

We have developed a comprehensive merchandising strategy to reinforce and capitalize on what we believe is a distinctive upscale brand image built on the quality and name recognition of our Smith & Wollensky restaurants. At our Smith & Wollensky restaurants and on our website, selected products are offered for sale under the Smith & Wollensky brand name, including custom steak knives, steak, barbeque and pepper sauce, salad dressings and cookbooks. As discussed above, on January 10, 2007, we entered into a Trademark License Agreement with Bryant Preserving Company (“Licensee”) to grant the Licensee the right to distribute and sell SWRG retail products, as defined (“Licensed Products”), through December 31, 2011, with an option for an additional five years. We will receive a six percent royalty on sales of the Licensed Products which are subject to guaranteed minimum net sales levels, as defined. In addition, the Licensee agreed to reimburse us for store slotting fees, as well as certain inventory, accounts receivable and accounts payable.

Pursue Disciplined Restaurant Growth in New Markets in 2008 and Beyond

Although we currently do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2008 with the launch of our first free-standing Grill. We plan to open a total of three to four Grills from 2008 to 2009. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to evaluate opportunities to open Smith & Wollensky units. We expect that each Grill restaurant will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. We will continue to pursue our growth strategy until the consummation of the Merger or we are otherwise acquired, if and when that occurs.

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

Unit Economics

While we seek to develop high profile locations that create a distinctive dining experience, we are able to maintain unit operating margins due to high sales volumes coupled with effective cost controls. For the year ended January 1, 2007, the average sales for our nine owned Smith & Wollensky restaurants open for the full period were $10.3 million. Sales for the year ended January 1, 2007 for the managed Smith & Wollensky restaurant in New York were $26.7 million, for which we received $613,000 as a management fee. For the year ended January 1, 2007, average sales for all of our twelve consolidated restaurants open for the full period were $9.9 million per restaurant. Our average cash investment, net of landlord contributions, was approximately $6.8 million for the nine owned Smith & Wollensky restaurants open as of December 31, 2006, excluding pre-opening costs. We expect that each free-standing Grill restaurant, which will range between 7,000 and 9,000 square feet, will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution. We will continue to pursue our growth strategy until the consummation of the Merger or we are otherwise acquired, if and when that occurs.

Our Other Restaurant Concepts

In addition to Smith & Wollensky, we have developed several other restaurant concepts.

The following table sets forth information with respect to our other restaurant concepts, which are located in New York City, except where noted:

Location	Opening Year	Approximate Seating Capacity
The Post House(1)	1980	175
Quality Meats(2)(3)	2006	190
Cité(2)(4)	1989	375
Park Avenue Café(2)	1992	210
Mrs. Parks Tavern(5)	1994	290
Maloney & Porcelli(6)	1996	410

(1)          This restaurant is managed not owned.

(2)          These restaurant assets are owned.

(3)          This location, which was previously The Manhattan Ocean Club, which we closed on January 1, 2006. We reopened this location with our new concept, “Quality Meats”, on April 10, 2006 with a seating capacity of approximately 190.

(4)          This location will be closing on April 2, 2007 because it was unable to achieve a level of income in-line with our expectations.

(5)          This location is located in Chicago, Illinois. We currently only receive a fee for the right of its owner to use the name “Mrs. Parks Tavern”.

(6)          This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated pursuant to the adoption of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46 (R)”). See Notes to Consolidated Financial Statements, Note 2.

Marketing, Advertising and Promotions

For the past 20 years, the goal of our marketing strategy has been to build a loyal customer base, to enhance what we believe is the strong identity and name recognition of our restaurants, to generate positive word-of-mouth advertising and to create opportunities to cross-promote our restaurants. In order to attract new customers, we focus primarily on television advertising. We also employ limited radio and print advertising. We achieve national as well as local exposure through our print campaign.

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

Smith & Wollensky.   We manage the Smith & Wollensky restaurant in New York pursuant to a management agreement with St. James. The agreement continues until terminated by the parties in accordance with the terms of the agreement described below. Pursuant to the management agreement, we provide management services to the Smith & Wollensky restaurant in New York in exchange for a fee of 2.3% of all restaurant sales of the Smith & Wollensky restaurant in New York. Smith & Wollensky Operating Corp., an entity controlled by Mr. Stillman, is one of the two general partners of St. James. Mr. Stillman is also a limited partner of St. James. The other general partner of St. James may terminate the agreement if we fail to manage and market the restaurant in the same manner as has been done since the opening of the restaurant in 1977, and do not cure any failure to do so within 30 days after notice from the other general partner. In addition, the other general partner may terminate the agreement if we fail to prepare and deliver financial statements to St. James each month, and do not cure any failure to do so within three days after notice from the other general partner. Additionally, under the terms of the agreement, the other partner of St. James may terminate the agreement and replace us with any person, firm or corporation chosen by the other general partner, if we cease to be operated and directed by Mr. Stillman, whether by death, incapacity, retirement or otherwise and if within 60 days of receipt by St. James of financial statements indicating that restaurant sales, available funds or gross profit margins fall below defined levels. The levels for any quarter that are set by the agreement in that event are restaurant sales less than $5.3 million, available funds less than $1.4 million, or gross profit margins less than 70%. The levels for any trailing four quarters that are set by the agreement in that event are restaurant sales less than $25.0 million, available funds less than $7.0 million, or gross profit margins less than 72%. The other general partner of St. James can also terminate the agreement if there is a sale of the restaurant or of all of the partnership interests in St. James. These termination rights do not include the right to terminate the trade name license.

The Post House.   We manage The Post House in the Lowell Hotel in New York, and the food and beverage service for the Lowell Hotel, pursuant to a written restaurant management agreement. The agreement expired on January 23, 2007. We are currently in the process of amending the agreement. Pursuant to The Post House agreement, we provide operating services for The Post House in exchange for a fee of 6.0% of gross revenues of The Post House. We have verbally notified the owners of the Lowell Hotel of our intent to reduce the management fee from 6.0% to 5.0%. The Post House agreement may be terminated by either party upon one year’s notice. Additionally, The Post House agreement may be terminated by the owners of the Lowell Hotel under certain circumstances upon notice to us, including if we are adjudicated bankrupt or insolvent, upon 30 days notice to us if there is a sale of the restaurant, upon six months notice to us if the owners enter into a joint venture in the operation of the restaurant with a third party, or if the owners enter into certain financing arrangements. In addition, if we, or any of our successors, cease substantially to perform our duties and responsibilities (including maintaining the current general atmosphere and administering cost controls) under this agreement to the owners’ satisfaction in their sole and absolute discretion, or if we materially injure the owner’s reputation or business, the owners may terminate the agreement upon 30 days notice.

Maloney & Porcelli.   We manage Maloney & Porcelli in New York pursuant to a written restaurant management agreement (“Maloney Agreement”). We own the rights to the name Maloney & Porcelli and can use the name anywhere outside of a five-mile radius of the New York Maloney & Porcelli. We are not obligated to pay a royalty or fee outside of New York. We paid $1.5 million for the right to provide management services to Maloney & Porcelli, for which we receive a fee of 3.0% of all restaurant sales, plus a sum equal to the lesser of (i) 50% of net operating cash flow or (ii) cash flow minus sums to be retained by the owner of Maloney & Porcelli pursuant to the Maloney Agreement. The amounts to be retained by Maloney & Porcelli increased from $300,000 in 1999, to $360,000 in years 2000 through 2003 and to $480,000 in 2004 where it will remain until 2011. The Maloney Agreement grants us the right to manage Maloney & Porcelli so long as its owner occupies the premises for the operation of a restaurant. The Maloney Agreement may be terminated by the owner upon 30 days notice to us of certain defaults, including our failure to perform our duties and responsibilities under the agreement, gross negligence, reckless disregard of the interests of the owner, violations of law which materially injure the business of the restaurant or the reputation of the owner, or our failure to pay the amounts to be retained by the owner as described above. We had an option to purchase all of the assets of Maloney & Porcelli at any time before July 1, 2003, at a price of $9.5 million. This amount increased by $1.0 million on July 1, 2003 to $10.5 million. We could have exercised this option, at the $10.5 million purchase price, at any time between July 1, 2003 and June 30, 2004, subject to the owner’s right to preempt the purchase option by paying us an amount equal to the scheduled purchase price. We did not exercise the option as of June 30, 2004. Additionally, we have a right of first refusal, should the owner receive an offer to sell Maloney & Porcelli. In accordance with FIN 46(R), our consolidated financial statement results for the fiscal year ended January 1, 2007 and January 2, 2006, respectively, include the accounts and results of the entity that owns Maloney & Porcelli.

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

On December 31, 2003, we amended the agreement with Plaza Operating Partners. Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee was credited against any management fee that we earned under the agreement. This amendment also gave either party the right to fund or refuse to fund any necessary working capital requirements. Plaza Operating Partners agreed to fund the cash requirements of ONEc.p.s. until October 16, 2004, the date that we were notified by Plaza Operating Partners that it had sold the Plaza Hotel, the property in which the restaurant was located, and the date Plaza Operating Partners directed us to advise the employees of ONEc.p.s. of the closing. We funded the cash requirements of ONEc.p.s. until January 1, 2005, the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we no longer accrue quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005. For information about litigation regarding ONEc.p.s. see “Item 3. Legal Proceedings”.

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

In August 1996, we acquired an exclusive license for the use of the names “Smith & Wollensky,” “Wollensky’s Grill,” and all associated service marks, trademarks, trade names and trade dress from St. James Associates for $2.5 million (the “Original License Agreement”). The Smith & Wollensky license grants us the exclusive right to use the licensed names throughout the United States and the world, subject to the limitations discussed below. We are aware of a restaurant located in South Africa, which is named “Smith & Wollensky.” We are not associated with this restaurant, and have not authorized the use of the name “Smith & Wollensky” to this restaurant under our license.

Under the Original License Agreement, St. James Associates had reserved the exclusive right to use the licensed names, subject to receiving our consent in specific circumstances, within a 100-mile radius of the Smith & Wollensky in New York, subject to our exclusive right to use the name within a 10-mile radius of City Hall in Philadelphia, Pennsylvania. Consequently, we may not open new Smith & Wollensky restaurants or pursue retailing or merchandising opportunities within such reserved territory. We have the right to sublicense all or any portion of our rights under the license agreement without the consent of St. James Associates to an affiliate or any other entity so long as we exercise and maintain managerial control over all restaurants owned by such entity in the manner that we currently exercise managerial control over the New York Smith & Wollensky restaurant. Each sublicense agreement that we execute must contain specific provisions set forth in the licensing agreement and declare that the sublicense will be deemed automatically assigned to St. James Associates upon any lawful termination of the license agreement. In all other circumstances, we must obtain the written consent of St. James Associates to sublicense our rights under the license agreement.

Under the Original License Agreement, we are required to pay a one-time fee to St. James Associates upon the opening of each new restaurant utilizing the licensed names. This fee is equal to the fee paid in the previous year (which in 2006 would have been $244,000 if we had opened a restaurant) increased by the lesser of the annual increase in the Consumer Price Index or 5% of the fee for the preceding year. In addition, we must pay a royalty of 2.0% of aggregate annual gross restaurant sales and non-restaurant sales (subject to an annual aggregate minimum of $800,000 to be paid in 2004 and each year thereafter). Additionally, the Smith & Wollensky license provides for a royalty fee of 1.0% of annual gross restaurant sales for any new steakhouses opened in the future by us not utilizing the licensed names. If we terminate or default on the Smith & Wollensky license, we are subject to a fee of $2.0 million upon termination or $2.5 million to be paid over four years. An entity controlled by Alan Stillman is a general partner and a limited partner of St. James Associates.

On January 19, 2006 we (the “Licensee”), signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “License Agreement”), with St. James Associates, L.P. (the “Licensor”) which provides for, among other things, a reduced licensing fee only for the opening of Wollensky’s  Grills that are less than 9,000 square feet. Pursuant to the License Agreement, the one-time opening fee paid to the Licensee for each new additional Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the Original License Agreement. In addition, the annual royalty fee (“Grill Royalty Fee”) will be reduced from 2% to 1% for annual sales from Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the original Licensing Agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills. For further information see “—Management Arrangements.”

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

Seasonality

Our business is seasonal in nature depending on the region of the United States in which a particular restaurant is located, with revenues generally being less in the third quarter than in other quarters due to reduced summer volume and highest in the fourth quarter due to year-end and holiday events. As we expand in other locations as expected, the seasonality pattern may change.

Employees

As of January 1, 2007 we had 1,676 employees. Of these, 44 were employed in our office facilities. In our restaurants, we had 1,632 employees, including 285 management personnel and administrators at the restaurants. None of our employees are covered by collective bargaining agreements. Management believes our relationships with our employees are excellent.

Financial and Geographic Information

For information relating to our revenues, profits and losses and assets, please see “Item 6. Selected Financial Data.” All of our revenues are attributable to our operations in the United States, and all of our long-lived assets are located in the United States.

Item 1A. Risk Factors.

The following are the most significant risk factors applicable to us:

RISKS RELATED TO OUR BUSINESS

Due to the ongoing interest in the acquisition of SWRG and the related diversion of our management’s attention to the operation of our business, our business and results of operations may be adversely affected.

As discussed in “Item 1. Business—Possible Acquisition of SWRG and Related Transactions,” we have entered into the Merger Agreement, which, subject to stockholder approval and various other conditions, would result in our being acquired by Patina and each of our stockholders receiving $9.25 in cash without interest less any required withholding tax for each share of Common Stock they own. Our stockholders would have no further interest in the Company if the Merger were to occur. As also noted above, we have received an unsolicited bid from Landry’s to acquire us for $9.75 per share.  As a result of the ongoing interest in SWRG, our management and the Special Committee have spent and will continue to spend a significant amount of time evaluating proposals of, and providing information to, parties that are interested in pursuing an acquisition of SWRG. In addition, management’s time and attention will be diverted in connection with the closing of any sale of the Company. Our business and operating results may suffer due to the diversion of management’s attention.

If the proposed Merger is not completed and we are not otherwise acquired, our business could be harmed and our stock price could decline.

The consummation of the Merger with Patina is, and any potential merger that we undertake with some other party will likely be, conditioned upon, among other things, the adoption of a merger agreement by our stockholders, regulatory approvals and other customary closing conditions. Therefore, any acquisition of SWRG may not be completed or may not be completed in a timely manner. If the Merger Agreement is terminated and there are no other bidders for SWRG, the market price of the Common Stock will likely decline, and, as noted above, our business may have been adversely affected due to the diversion of management’s attention from the operations of our business. Our stock price may decline as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger prior to its closing that will not be recovered if the Merger is not completed. In addition, our employees may be concerned due to the possibility that any party that acquires SWRG may make personnel changes or eliminate employees. This could result in our employees seeking opportunities with other employers. If we lose employees due to the fact that we may be acquired, we may have difficulty rehiring or replacing those workers if we are not acquired, which would aversely affect our operations.

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

Our ability to open new restaurants efficiently is subject to a number of factors, including:

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

•                    Availability of adequate capital;

•                    General economic conditions.

•                    Adverse weather conditions.

Our inability to effectively address those factors within our control, in addition to the factors listed above that are beyond our control, could adversely affect our ability to open our planned new restaurants on a timely basis, or at all. Delays in opening or failures to open planned new restaurants could cause our business, results of operations and financial condition to suffer.

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

Our profitability is dependent in large measure on our ability to anticipate and react to changes in food, beverage and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food and beverage costs. In 2004, we experienced a significant increase in the cost of beef after a single case of “mad cow disease” was reported in the United States. In addition, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions, which could adversely affect the availability and cost of any such items. We cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. The failure to react to these increases could materially and adversely affect our business, results of operations and financial condition.

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

Our current operations and marketing strategy depend significantly on the strength of trademarks and service marks, especially Smith & Wollensky. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our branded products. Although we are not aware of any infringing uses of any of the trademarks or service marks that we believe could materially affect us; we cannot assure you that we will be free from such infringements in the future. For example, we do not own or manage the restaurant located in South Africa, which is named “Smith & Wollensky.” Although the existence of this restaurant has not had any material impact on our operations to date, we cannot assure you that they will not have a negative impact on our future plans for growth or on our business, results of operations and financial condition.

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

We entered into an employment agreement with Mr. Stillman that has a term ending in May 2011. However, this employment agreement can be terminated by Mr. Stillman at any time with 15 business days notice, or if we materially breach the agreement, remove Mr. Stillman as Chief Executive Officer, materially diminish Mr. Stillman’s responsibilities, or relocate Mr. Stillman outside of New York City.

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

We currently operate 14 restaurants, 11 of which we own. Due to this relatively small number of restaurants, poor financial performance at any owned restaurant could have a significant negative impact on our profitability as a whole. In addition we own S&W of New Orleans, which was closed on August 29, 2005 due to Hurricane Katrina. We also own Dallas S&W, which was closed on December 31, 2006 because it was unable to achieve a level of income from operations that was in line with our expectations. At January 1, 2007, both S&W of New Orleans and S&W of Dallas were listed as available for sale. We are currently under contract to sell the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $250,000. We plan on closing on the sale of the Dallas property during the beginning of April 2007. In addition, we plan to close Cité on April 2, 2007 because it was unable to achieve a level of income from operations that was in line with our expectations. Future growth in sales and profits will depend to a substantial extent on our ability to increase sales and profits at our restaurants open less than fifteen months, to operate our existing restaurants at higher sales levels that generate higher operating profits and to increase the number of our restaurants. The results achieved to date by our relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area with varied demographic characteristics. We cannot assure you that we will be able to increase sales and profits at our restaurants open less than 15 months, operate our existing restaurants at higher sales levels that generate equal or higher operating profits or increase the number of our restaurants sufficiently to offset the impact of poor performance at any one restaurant.

Our geographic concentration in New York City could have a material adverse effect on our business, results of operations and financial condition.

We currently operate five restaurants in New York City, three of which we own. As a result, we are particularly susceptible to adverse trends and economic conditions in New York City, including its labor market, which could have a negative impact on our profitability as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in New York City could have a material adverse effect on our business, results of operations and financial condition, as could other regional occurrences such as acts of terrorism, local strikes, natural disasters or changes in laws or regulations.

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

•                    Economic conditions generally and in each market in which we are located.

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

We are currently, and may in the future be, involved in litigation relating to our management of a restaurant, which, if determined adversely to us, could have a material adverse affect on our results of operations.

As disclosed in “Item 3. Legal Proceedings,” we are currently involved in litigation relating to our management of ONEc.p.s., which, if determined adversely to us, could have a material adverse affect on our results of operations. We may be subject to similar litigation in the future. Even if we ultimately prevail, litigation can be expensive and diverts management attention from the operation of our business.

The covenants contained in the agreements governing our indebtedness may limit our ability to expand our business and our ability to comply with these covenants may be affected by events that are beyond our control.

The agreements governing our indebtedness contain financial and other covenants requiring us, among other things, to maintain financial ratios and meet financial tests, and restrict our ability to incur indebtedness and declare or pay dividends. A violation of any of these provisions could cause acceleration in the due date of our outstanding debt and limit our ability to expand our business. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. In addition, certain of our lenders have security interests in certain of our personal property and fixtures and mortgages on several of our properties.

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

Ownership of approximately 17.6% of our outstanding common stock by five stockholders will limit your ability to influence corporate matters.

A substantial majority of our capital stock is held by a limited number of stockholders. Five stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 17.6% of the shares of common stock outstanding, of which 17.1% is owned by our Chief Executive Officer. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

The price of our common stock may fluctuate significantly.

The price at which our common stock will trade may fluctuate significantly. During the twelve month period ended March 29, 2007, the closing price of our Common Stock on the Nasdaq National Market has ranged from $4.25 to $10.23. The stock market has from time to time experienced significant price and volume fluctuations. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•                    Proposed acquisitions of SWRG;

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

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

We lease restaurant space, office facilities and real property under various operating leases. Restaurant space, office facilities and real property lease terms, including renewal options, range from 4 to 39 years through 2045. Our leases provide for renewal options for terms ranging from five to forty years. The restaurant leases provide for minimum annual rent and certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. As of January 1, 2007, our future minimum lease payments of our headquarters and consolidated restaurants are as follows: 2007-$5.6 million; 2008-$5.5 million; 2009-$5.5 million and thereafter-$96.5 million.

All of our consolidated restaurants, except for Maloney & Porcelli, are located in space leased or owned by us as set forth below:

Restaurant	Location	Approximate Square Footage	Year Of Expiration Of Initial Term	Year Of Expiration If All Options Exercised
Smith & Wollensky	1 Washington Avenue,
	Miami Beach, FL	23,700	2005	2025
	318 North State Street, Chicago, IL	23,500	2012	2022
	1009 Poydras Street,
	New Orleans, LA(1)(2)	16,700	—	—
	3767 Las Vegas Blvd.,
	Las Vegas, NV(3)	30,000	2045	—
	1112 19th Street, Washington, D.C.	20,000	2014	2024
	210 W. Rittenhouse Square,
	Philadelphia,PA	9,700	2010	2020
	4145 The Strand West, Easton
	Town Center, Columbus, OH	10,300	2012	2022
	18438 North Dallas Parkway,
	Dallas, TX(1)(6)	12,700	—	—
	4001 Westheimer, Highland Village
	Shopping Center,
	Houston, TX	15,200	2018	2028
	101 Arlington Street, Boston, MA	26,000	2018	2023
Park Avenue Café	100 E. 63rd Street, NY	11,000	2006	2017
Cité(7)	120 W. 51st Street, NY	13,000	2007	2007
Quality Meats(1)(4)	57 W. 58th Street, NY	12,000	2013	2013
Maloney & Porcelli(5)	37 East 50th Street, NY	14,000	2011	2011

(1)          We own these restaurants.

(2)          This location was closed on August 29, 2005 due to the damages caused by Hurricane Katrina. At this time, we are unable to determine when the restaurant will reopen and are currently evaluating our options.

(3)          This location was owned, and the terms of the lease resulted from the sale and leaseback of the property. A  portion of the lease is treated as a capital lease and the remaining portion is treated as an operating lease.

(4)          This location, which was previously occupied by The Manhattan Ocean Club, was closed on January 1, 2006 and  re-opened under the name “Quality Meats” on April 10, 2006 with a seating capacity of approximately 190.

(5)          This location is a managed unit , but the accounts and results of the entity that owns this location are consolidated pursuant to the adoption of FIN 46 (R). See Notes to Consolidated Financial Statements, Note 2.

(6)          This location was closed on December 31, 2006 because it was unable to achieve a level of income from operations that was in line with our expectations. We are currently under contract to sell the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $250,000. We plan on closing on the sale of the Dallas property during the beginning of April 2007.

(7)          This location will close on April 2, 2007 because it was unable to achieve a level of income from operations that was in line with our expectations. The lease will be terminated on April 6, 2007.

Item 3.                        Legal Proceedings.

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant located in the Plaza Hotel in New York (the “Hotel”), filed suit against Plaza Operating Partners, Ltd.(“POP”), ELAD Properties, LLC and CPS1, LLC in the Supreme Court of the State of New York, County of New York (the “Litigation”) for breach of contract. Pursuant to a restaurant management agreement described above under the heading, “Item 1. Business—Management Agreements—ONEc.p.s.” (the “Agreement”), Parade managed ONEc.p.s. and The Smith & Wollensky Restaurant Group, Inc. guaranteed Parade’s obligations under the Agreement.  Parade alleged, among other things, that the defendants (1) failed to pay a base management fee to Parade as provided for in the Agreement, (2) failed to pay Hotel guest, room and credit account charges to Parade, and (3) failed to pay termination obligations to Parade in connection with the termination of the Agreement.  On February 28, 2005, POP served its answer and asserted a counterclaim for breach of contract seeking damages in excess of $500,000 and attorneys’ fees.  CPS 1 Realty and EL-AD Properties NY LLC (the “CPS 1 Defendants” and together with POP, collectively the “Defendants”) served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other union agreements and (3) is liable for damages totaling no less than $3.5 million as well as attorneys’ fees and costs.  The CPS 1 Defendants subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the Agreement was terminated as a result of Parade’s default under the Agreement and that Parade is solely liable for the termination obligations or, in the alternative, that the Agreement was terminated as a result of insufficient funds to pay operating expenses and that the CPS 1 Defendants are liable for only 50% of the termination obligations. Under the Agreement, depending on how it is terminated, there are three possible scenarios as to which party is responsible for the termination obligations: (i) the Defendants are solely responsible; (ii) Parade is solely responsible; or (iii) the parties share the termination obligations on a 50-50 basis. On September 30, 2005, the CPS1 Defendants served a motion for summary judgment seeking judgment on their claim that the Agreement was terminated as a result of Parade’s default (the “Motion”). While the Motion was pending, the parties asked the Court to defer deciding the Motion to permit the parties an opportunity to negotiate a settlement.  The parties are attempting to negotiate a settlement of this litigation.

There have been three arbitrations arising out of the closing of ONEc.p.s restaurant and the lay off of its employees. On January 20, 2005 the arbitrator of the Hotel Industry (the “Arbitrator”) issued a decision directing ONEc.p.s. to post a bond in the amount of $607,939 (the “Bond”) pursuant to the terms of the collective bargaining agreement with the NY Hotel and Motel Trades Council (the “Union”). The Union claims that this is to cover potential severance, overtime and Health Benefit Fund obligations owed by ONEc.p.s. ONEc.p.s. has refused to post the Bond and contends that the obligations are owed by the owners and operators of the Plaza Hotel. The Union has compelled the Plaza Hotel's owners and operators to post the Bond and has begun the process of obtaining arbitration awards for the overtime, severance and Health Fund obligations. On May 12, 2005, the Arbitrator issued an award ordering ONEc.p.s. to pay $119,103 to the Union for severance and Health Benefit Fund contributions. On February 28, 2006, the Arbitrator issued an award ordering ONEc.p.s to pay $139,914 to the Union on behalf of the Health Benefit Fund for delinquent contributions. On March 29, 2006, the Arbitrator issued an award ordering ONEc.p.s. to pay $41,577 to the Union for additional severance.  Pursuant to the arbitration awards the amounts, if not paid by ONEc.p.s., can be drawn down from the Bond and the Union has begun drawing down on the Bond.  The Union has asserted a claim for “unpaid benefit days” in the amount of $219,659, which is currently pending before the Arbitrator and the Union has indicated that it intends to pursue a claim for overtime pay. We estimate that the total amount of Union obligations is between $800,000 and $1,100,000. Any amounts owed to the Union with respect to the closing of ONEc.p.s. make up part of the counterclaims asserted by the CPS 1 Defendants in the Litigation.  It is a matter of contention as whether the Union claims are an obligation of ONEc.p.s. or an obligation of the owners and operators of the Plaza Hotel or both.  If Parade were to lose the counterclaims, however, our results of operations and cash flows could be adversely affected. As of March 27, 2007 there were no changes to the status of these claims or counterclaims. Due to the uncertainty as to which party is liable, no amount has been accrued for in the financial statements as of January 1, 2007.

We are involved in various other claims and legal actions arising in the ordinary course of business from time to time. Except as set forth above, in the opinion of management, there are currently no legal proceedings the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Global Market under the symbol SWRG on May 23, 2001. Prior to that time, there was no trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price of our common stock on the Nasdaq Global Market. The values stated below include intra-day trading.

	High	Low
FISCAL YEAR ENDED JANUARY 1, 2007:
First Quarter	$6.17	$4.90
Second Quarter	$5.99	$4.54
Third Quarter	$4.97	$4.35
Fourth Quarter	$5.34	$4.25

	High	Low
FISCAL YEAR ENDED JANUARY 2, 2006:
First Quarter	$5.60	$4.60
Second Quarter	$6.42	$4.90
Third Quarter	$6.75	$5.80
Fourth Quarter	$6.54	$4.76

Since our initial public offering (“IPO”) in May 2001, we have not declared or paid any cash dividends on our common stock. Pursuant to the terms of our secured line of credit facility, we cannot declare or pay any dividends if any portion of this credit facility is outstanding. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. There were approximately 1,200 holders of record of our common stock at April 2, 2007.

On May 24, 2005, our Board of Directors authorized a stock repurchase program under which up to one million shares of our common stock may be acquired in the open market over the 18 months following such authorization at our discretion. This program expired in November 2006. We did not repurchase any of our equity securities during the fourth fiscal quarter of 2006. We did not sell any unregistered equity securities during the fourth fiscal quarter of 2006.

Item 6.                        Selected Financial Data.

The Consolidated Statement of Operations Data for the years ended January 1, 2007, January 2, 2006 and January 3, 2005, the Balance Sheet Data as of January 1, 2007, January 2, 2006, and January 3, 2005 are derived from our Consolidated Financial Statements, which have been audited by BDO Seidman, LLP (“BDO”), our current independent registered public accounting firm. The Consolidated Statement of Operations Data for the year ended December 29, 2003 and the Balance Sheet data as of December 29, 2003 are derived from our Consolidated Financial Statements, which have been audited by KPMG LLP (“KPMG”), our former independent registered public accounting firm. The Consolidated Statement of Operations Data for the years ended December 30, 2002 and the Balance Sheet Data as of December 30, 2002 are derived from our unaudited Consolidated Financial Statements. The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	FISCAL YEAR(1)
	2006(a)	2005(a)	2004(a)	2003	2002
Consolidated Statement of Operations Data:
Consolidated restaurant sales	$124,820	$125,447	$123,132	$93,326	$77,310
Income from consolidated restaurant operations(2)	8,389	10,630	12,270	9,577	7,204
Management fee income	980	994	1,192	2,118	2,353
Income from consolidated and managed restaurants	9,369	11,624	13,462	11,695	8,835
Operating income (loss)	(2,142)	(401)	894	(343)	(1,969)
Net loss before income taxes	(2,690)	(1,438)	(617)	(1,294)	(2,027)
Net loss	(4,233)	(3,076)	(2,040)	(1,500)	(2,196)
Net loss applicable to common shares	$(4,233)	$(3,076)	$(2,040)	$(1,500)	$(2,196)
Net loss applicable to common shares, basic and diluted	$(0.49)	$(0.33)	$(0.22)	$(0.16)	$(0.24)
Weighted average shares used in computing net loss per share, basic and diluted	8,592,911	9,263,673	9,377,223	9,364,075	9,354,266
Consolidated Balance Sheet Data:
Cash	$8,270	$2,362	$1,821	$1,898	$4,158
Total assets	86,753	90,606	99,128	88,454	78,958
Obligations under capital leases, including current portion	7,749	7,888	11,624	9,991	—
Long-term debt, including current portion	3,124	3,315	12,940	8,220	9,389
Total stockholders’ equity	39,160	43,499	50,751	52,663	54,010

	FISCAL YEAR(1)
	2006(a)	2005(a)	2004(a)	2003	2002
Other Data:
Average consolidated restaurant sales for units open for entire period(3)	$9,922	$9,438	$9,301	$9,174	$8,167
Number of consolidated restaurants at end of period	14	14	14	12	11
Number of managed restaurants at end of period(3)	2	2	2	4	4
Total of consolidated and managed restaurants at end of period(3)(4)	16	16	16	16	15
Comparable consolidated restaurants sales increase (decrease)(1)(3)(4)	1.8%	1.1%	5.9%	12.3%	4.2%
Pro forma comparable consolidated restaurants sales increase (decrease)(4)(5)	—	—	——	11.0%	4.0%
EBITDA(6)	$1,980	$3,840	$4,390	$3,876	$1,842
Cash flows provided by (used in):
Operating activities	$9,427	$2,338	$8,966	$4,123	$4,422
Investing activities	(2,085)	13,319	(14,435)	(5,300)	(12,149)
Financing activities	(1,434)	(15,116)	5,392	(1,083)	7,324
EBITDA Reconciliation(6):
Net loss	$(4,233)	$(3,076)	$(2,040)	$(1,500)	$(2,196)
Provision for income taxes	639	654	225	206	169
Interest expense, net	548	1,037	1,511	951	58
Depreciation and amortization-restaurant level	4,216	4,778	4,312	3,798	3,378
Depreciation and amortization-corporate level	810	447	382	421	433
EBITDA	$1,980	$3,840	$4,390	$3,876	$1,842

(a)           Fiscal 2006, 2005 and 2004 includes the accounts and results of the entity that owns Maloney & Porcelli. This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated pursuant to the adoption of FIN 46 (R). See Notes to Consolidated Financial Statements, Note 2.

(1)         Fiscal 2006 and 2005 consisted of a 52-week period. Fiscal 2004 consisted of a 53-week period. Consolidated restaurant sales for the 53rd week of fiscal 2004 were approximately $2.1 million. All other fiscal years consisted of 52-week periods. All numbers in tables and footnotes are presented in thousands, except share and per share/unit amounts. In calculating comparable restaurant sales, we introduce a restaurant into our comparable restaurant base once it has been in operation for 15 calendar months. Because 2004 was a 53-week fiscal year and 2006, 2005, 2003 and 2002 were 52-week fiscal years, the Company calculated comparable restaurant sales for those years on an average weekly basis.

(2)         On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. We have insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W of New Orleans. We have recorded impairment charges for certain assets of approximately $2.7 million and $750,000 for the years ended January 1, 2007 and January 2, 2006, respectively, which represent estimates of the maximum deductible which could be incurred under our insurance plan as well as an estimate of other impaired assets not believed to  be covered under our insurance plan. The impairment amount for the year ended January 2, 2006 is net of $100,000 of insurance proceeds we received that relates to content coverage. We have also written off approximately $160,000 in inventories that spoiled or were destroyed by Hurricane Katrina for the year ended January 2, 2006. We have received business interruption proceeds which is reflected in our statement of operation of $628,000 and $350,000  for the years ended January 1, 2007 and January 2, 2006, respectively. On December 31, 2006, we closed S&W Dallas and also determined that S&W Dallas’ net fixed assets were impaired. An impairment charge of $3.2 million was recorded for the year ended January 1, 2007. The Company decided to close S&W Dallas because it was unable to achieve a level of income from operations that was in line with the Company’s expectations. The Company has also decided to sell the land and building in which S&W Dallas is located. At January 1, 2007, our Smith & Wollensky units in New Orleans and Dallas were listed as available for sale. We are currently under contract to sell the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $250,000. We plan on closing on the sale of the Dallas property during the beginning of April 2007. On January 31, 2007, we adopted a plan to close Cité to the public on April 2, 2007. We decided to close Cité because it was unable to achieve a level of income from operations that was in line with our expectations. An impairment charge of $740,000 was recorded for the year ended January 1, 2007.

(3)         ‘Consolidated restaurant sales’, ‘comparable consolidated restaurant sales’ and ‘consolidated restaurants’ include the accounts and results of the entity that owns Maloney & Porcelli for fiscal 2006, 2005 and 2004. This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated beginning fiscal 2004 and are being presented on a pro forma basis for fiscal 2003 and 2002, where indicated, pursuant to the adoption of FIN 46 (R).

(4)         Pro forma comparable consolidated restaurant sales include the sales of the entity that owns Maloney & Porcelli for fiscal 2003 and  2002. This location is managed not owned, but the accounts and results of the entity that owns this location are consolidated for fiscal 2006, 2005 and 2004 and are being presented on a pro forma basis for fiscal 2003 and 2002, pursuant to the adoption of FIN 46 (R).

(5)         Pro forma comparable consolidated restaurant sales do not include the sales of Smith & Wollensky in New Orleans, which was closed on August 29, 2005 due to Hurricane Katrina. At this time, our Smith & Wollensky unit in New Orleans is listed as available for sale.

(6)         EBITDA represents net loss before provision for income taxes, net interest expense, restaurant level depreciation and amortization and corporate level depreciation and amortization. We believe EBITDA is useful to investors because EBITDA is commonly used in the restaurant industry to analyze companies on the basis of operating performance. We believe EBITDA allows a standardized comparison between companies in the industry, while minimizing the differences from depreciation policies, leverage and tax strategies. Covenants in the documents governing our indebtedness contain ratios based on EBITDA, as adjusted. EBITDA should not be construed as (a) an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or (b) an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principals) as a measure of liquidity. EBITDA as calculated by us may be calculated differently than EBITDA for other companies. Management believes that EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt. EBITDA does not take into account our debt service requirements, capital expansion, and other commitments and, accordingly, is not necessarily indicative of amounts available for the payment of dividends, reinvestment, or other discretionary uses.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes contained in this Annual Report on Form 10-K. References contained herein to 2006, 2005 and 2004 mean the fiscal years ended January 1, 2007, January 2, 2006 and January 3, 2005, respectively. Wherever we refer to a particular year, we refer to our 52 or 53 week fiscal year ending on the Monday nearest December 31, unless otherwise noted. The fiscal years ended January 1, 2007, and January 2, 2006 each consisted of 52 week periods; the fiscal year ended January 3, 2005 consisted of 53 weeks .

General

During Fiscal 2006, we operated 14 high-end, high volume restaurants in the United States. We currently operate 13 restaurants due to the closure of the Smith & Wollensky unit in Dallas, Texas on December 31, 2006 because it was unable to achieve a level of income from operations that was in line with our expectations. In addition, a parcel of land that was the site of a Smith & Wollensky unit in New Orleans, Louisiana (“S&W of New Orleans”), closed on  August 29, 2005 due to Hurricane Katrina. At January 1, 2007, both S&W of New Orleans and S&W of Dallas were listed as available for sale. We are currently under contract to sell the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $250,000. We plan on closing on the sale of the Dallas property during the beginning of April 2007. We also own our new concept, Quality Meats, a Contemporary American restaurant that is located in the space previously occupied by the Manhattan Ocean Club and  opened on April 10, 2006. As of January 31, 2007, Cité Associates, a subsidiary of SWRG, entered into a Settlement Agreement and certain related documents with Rockefeller Center North, Inc., the landlord (“Landlord”) of the restaurant space occupied by Cité  in New York City. The Settlement Agreement, among things, settled the lawsuit in which the Landlord alleged that Cité Associates was obligated to pay, but had not paid, percentage rent since January 1, 2001, with the Landlord acknowledging that Cité Associates was not, and to the end of the original lease term ( i.e. , September 30, 2009) will not be, obligated to pay any percentage rent. In addition, unrelated to the lawsuit, on January 31, 2007, we adopted a plan to close Cité to the public on April 2, 2007 because it was unable to achieve a level of income from operations that was in line with our expectations. Pursuant to the Settlement Agreement, Cité is required to make a one-time settlement payment to the Landlord of $85,000 and will then receive its $100,000 letter of credit posted with the Landlord as a security deposit under the lease. Cité Associates also agreed to terminate its lease for Cite and vacate the premises by April 6, 2007. The Company estimates that the total cash charges for closing Cité will be between approximately $100,000 and $150,000 relating to employee severance and benefits. The Company incurred non-cash charges of approximately $740,000 relating the impairment of Cité’s net fixed assets at January 1, 2007. The total cash and non-cash charges relating to the closing of Cité is expected to be between approximately $850,000 and $900,000.

Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2008 with the launch of our first free-standing  Grill. We plan to open a total of three to four Grills from 2008 to 2009. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to evaluate opportunities to open Smith & Wollensky units. We will continue to pursue our growth strategy until the consummation of the Merger with Patina or we are otherwise acquired, if and when that occurs. See the discussions under the subheadings “Proposed Merger with Patina Restaurant Group, LLC, “Proposed Transaction Between Patina and Alan N. Stillman” and “Additional Bidder for SWRG” in Item 1. Business—Possible Acquisition of SWRG and Related Transactions.”

Our cash investment for each of our owned Smith & Wollensky restaurants open as of December 31, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2008, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

As a result of the timing of the opening of new restaurants and the closing of others, period-to-period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. Average sales for our twelve consolidated units open for all of 2006 were $9.9 million per restaurant. In calculating comparable consolidated restaurant sales, we introduce a restaurant into our comparable consolidated restaurant base once it has been in operation for 15 months. Comparable consolidated restaurant sales do not include the sales for the Smith & Wollensky in New Orleans which was closed on August 29, 2005 due to Hurricane Katrina.

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

Management fee income relates to fees that we receive from our managed units. These fees are based on a percentage of sales from the managed units, ranging from 2.3% to 5.0%. Prior to December 2002, we operated Park Avenue Café in Chicago, Mrs. Park’s Tavern and the other services of the food and beverage department of Doubletree pursuant to the Doubletree Agreement. We received a management fee equal to the sum of 1.5% of sales and a percentage of earnings, as defined. The Doubletree Agreement was to expire on the earlier of December 31, 2004 or the termination of the related hotel management agreement between HSR, the owner of the Doubletree and Doubletree Partners, the manager of the Doubletree. During December 2002, HSR closed the Park Avenue Café restaurant in Chicago and discontinued our requirement to provide other food and beverage department service for the Doubletree. As a result, we no longer receive the fees described above. During the three-month period ended March 31, 2003, we reached an agreement with HSR. The agreement provides for the continued use by HSR of the name Mrs. Parks Tavern and required us to provide management services to support that location. In exchange for the use of the Mrs. Park’s Tavern name and related management support the Company received an annual fee of $50,000. During 2004, we agreed to reduce the annual fee to $12,000 for the continued use by HSR of the name Mrs. Parks Tavern, but no longer provide management services to support the location. We have a verbal agreement with the owners of The Post House to reduce the management fee under the Post House management agreement from 6.0% to 5.0%.

Management fee income also included fees received from ONEc.p.s. On December 31, 2003, we amended the agreement with Plaza Operating Partners. Effective January 1, 2004, Plaza Operating Partners agreed to pay us $50,000 per quarter as a minimum base management fee. The minimum base management fee was credited against any management fee that we earned under the agreement. This amendment also gave either party the right to fund or refuse to fund any necessary working capital requirements. If neither party was willing to fund the required additional working capital contributions, as defined, then either party could have terminated the agreement. Plaza Operating Partners agreed to fund until October 16, 2004, the date that we were notified by Plaza Operating Partners that it had sold the Plaza Hotel, the property in which the restaurant was located, and the date Plaza Operating Partners directed us to advise the employees of ONEc.p.s. of the closing. We funded the cash requirements of ONEc.p.s. until January 1, 2005, the date on which we were required to close the restaurant at the direction of the new owner. On November 1, 2004, we informed certain of our employees that ONEc.p.s. would close effective January 1, 2005. As a result, we are no longer accruing additional quarterly management fees under our agreement with Plaza Operating Partners with respect to any periods following January 1, 2005.

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

Royalty expense represents fees paid pursuant to a licensing agreement with St. James Associates, based upon 2.0% of sales, as defined, for restaurants utilizing the Smith & Wollensky name. On January 19, 2006, we (the “Licensee”), signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “License Agreement”), with St. James Associates, L.P. (the “Licensor”) which provides for, among other things, a reduced licensing fee only for the opening of Grills that are less than 9,000 square feet. Pursuant to the License Agreement, the one-time opening fee paid to the Licensor for each new additional Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the original licensing agreement. In addition, the annual royalty fee (“Grill Royalty Fee”) will be reduced from 2% to 1% for annual sales from Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the original licensing agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills.

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

In connection with the adoption of FIN 46 (R), our net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable”, have been eliminated in consolidation and, instead, the separable assets and liabilities of the entity that owns Maloney & Porcelli are presented. The consolidation of the entity that owns Maloney & Porcelli has increased our current assets by $253,000 and $183,000, increased non-current assets by $52,000 and $82,000, increased current liabilities by $457,000 and $555,000, and increased non-current liabilities by $359,000 and $401,000 at January 1, 2007 and January 2, 2006,

respectively. The consolidation of the entity that owns Maloney & Porcelli increased consolidated sales by $11.6 million, $11.7 million and $11.5 million, and increased restaurant operating costs by $9.6 million, $9.7 million and $9.2 million for the fiscal years ended January 1, 2007, January 2, 2006 and January 3, 2005, respectively.

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

Allowance for doubtful accounts.   Substantially all of our accounts receivable are due from credit card processing companies or individuals that have good historical track records of payment. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We decreased our allowance for doubtful accounts by $22,000 from $42,000 in 2005 to $20,000 in 2006. The net decrease in the allowance was determined by conducting a specific review of major account balances and by applying statistical experience factors to the various aging categories of receivable balances. We estimate an allowance for doubtful accounts based upon the actual payment history of each individual customer, as well as considering changes that occur in the financial condition or the local economy of a particular customer that could affect our bad debt expenses and allowance for doubtful accounts.

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

Goodwill.   Goodwill represents the excess of fair value of reporting units acquired in the formation of the Company over the book value of those reporting units’ identifiable net assets. Goodwill is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As such, we compared the fair value of the single reporting entity to the total equity (carrying value) to determine if impairment exists. The fair value is calculated using various methods, including an analysis based on projected discounted future operating cash flows of the single reporting entity using a discount rate reflecting our weighted average cost of capital. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the single reporting entity. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. For 2004, the fair value of the single reporting entity is in excess of the recorded carrying value. The carrying value of goodwill as of January 1, 2007 and January 2, 2006 was $6.9 million.

Other intangible assets.   We review other intangible assets, which include costs attributable to a sale and licensing agreement and the cost of the acquisition of management contracts, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of our intangible assets will be assessed by comparing the carrying amount of the assets to the undiscounted expected net cash flows to be generated by such assets. An intangible asset would be considered impaired if the sum of undiscounted future cash flows is less than the book value of the assets generating those cash flows. We limit assumptions about such factors as sales and margin improvements to those that are supportable based upon our plans for the unit and actual results at comparable restaurants. If intangible assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value would be calculated on a discounted cash flow basis. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are negatively modified by us as a result of changes in economic conditions, significant events that occur or other factors arising after the preparation of any previous analysis. For our other intangible assets, the fair value is in excess of the recorded carrying value. The net carrying value of these intangible assets as of January 1, 2007 and January 2, 2006 was $3.0 million and $3.5 million, respectively.

Artwork.   We purchase artwork and antiques for display in our restaurants. We do not depreciate artwork and antiques since these assets have cultural, aesthetic or historical value that is worth preserving perpetually and we have the ability and intent to protect and preserve these assets. Such assets are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The net carrying value of our artwork as of both January 1, 2007 and January 2, 2006 was $1.9 million and $2.1 million, respectively.

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

Gift certificate liability.   We record a gift certificate liability for gift certificates sold to customers to be redeemed at a future date. The liability is relieved and revenue is recognized when the gift certificates are redeemed. In April 2005, a new gift card tracking system was implemented to track the gift card liability. For gift cards issued prior to April 2005, we used our best estimate to establish a liability for gift certificates issued, but not redeemed prior to April 2005 (“Old Gift Certificates”). Based on the redemption of Old Gift Certificates during the year ended January 2, 2006, a change in estimate was deemed necessary. The impact of this change was related to adjusting the gift card liability as a result of promotional gift cards being misapplied to the deferred gift card account and was to increase marketing and promotional expense therefore increasing our net loss by $397,000 during the year ended January 2, 2006.

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

FIN 46 (R).   FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46 (R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of this Interpretation if, by design, as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We perform a detailed analysis of all of our management arrangements to determine if any of the equity investments lack one of the above characteristics. We consolidated the accounts and results of the entity that owns Maloney & Porcelli for the fiscal years ended January 1, 2007, January 2, 2006 and January 3, 2005 because the holders of the equity investment lacked one of the above characteristics.

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

As of January 1, 2007, we have a full valuation allowance against the net deferred tax asset of $12.4 million, due to the uncertainty of this benefit being realized in the future. These tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and our resulting ability to utilize tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

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

Based on these estimates the calculated compensation charge for the year ended January 1, 2007 was $222,000. If the assumptions to the inputs in the Black-Scholes model were different or if a different model was used, results could be different.

Results of Operations

The following consolidated statement of operations data include the accounts and results of the entity that owns Maloney & Porcelli as a direct result of the adoption of FIN 46(R). Fiscal 2006 and fiscal 2005 represent 52 week periods, fiscal 2004 represents a 53 week period.

	Fiscal
	2006 Actual		2005 Actual		2004 Actual
	(Dollars in thousands)
Consolidated Statement of Operations Data:
Consolidated restaurant sales	$124,820	100.0%	$125,447	100.0%	$123,132	100.0%
Cost of consolidated restaurant sales:
Food and beverage costs	38,604	30.9	38,021	30.3	38,709	31.4
Salaries and related benefit expenses	34,422	27.6	37,112	29.6	35,915	29.2
Restaurant operating expenses	21,269	17.0	21,257	16.9	20,105	16.3
Occupancy and related expenses	8,541	6.9	7,609	6.1	6,489	5.3
Marketing and promotional expenses	3,981	3.2	4,976	4.0	5,332	4.3
Depreciation and amortization.	4,216	3.4	4,778	3.8	4,312	3.5
Impairment of assets	6,573	5.3	750	0.6	—	—
Insurance proceeds, net	(1,175)	(1.0)	—	—	—	—
Write down of renovated restaurant assets	—	—	314	0.3	—	—
Total cost of consolidated restaurant sales	116,431	93.3	114,817	91.6	110,862	90.0
Income from consolidated restaurant operations	8,389	6.7	10,630	8.4	12,270	10.0
Management fee income	980	0.8	994	0.8	1,192	0.9
Income from consolidated and managed restaurants	9,369	7.5	11,624	9.2	13,462	10.9
General and administrative expenses	9,625	7.7	10,195	8.1	10,786	8.8
Royalty expense	1,886	1.5	1,830	1.4	1,782	1.4
Operating income (loss)	(2,142)	(1.7)	(401)	(0.3)	894	0.7
Interest expense, net of interest income	(548)	(0.5)	(1,037)	(0.8)	(1,511)	(1.2)
Loss before provision for income taxes	(2,690)	(2.2)	(1,438)	(1.1)	(617)	(0.5)
Provision for income taxes	639	0.5	654	0.5	225	0.2
Loss before income of consolidated variable interest entity	(3,329)	(2.7)	(2,092)	(1.6)	(842)	(0.7)
Income of consolidated variable interest entity	(904)	(0.7)	(984)	(0.8)	(1,198)	(1.0)
Net loss	$(4,233)	(3.4)%	$(3,076)	(2.4)%	$(2,040)	(1.7)%

2006 Compared To 2005

Consolidated Restaurant Sales.   Consolidated restaurant sales decreased $627,000, or 0.5%, to $124.8 million in 2006 from $125.4 million in 2005. The decrease in consolidated restaurant sales was related to a net decrease of $2.7 million at our non-comparable units and to a net increase of $2.1 million in our comparable units. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of the Smith & Wollensky unit in New Orleans, the Manhattan Ocean Club or Quality Meats.  The net decrease of

$2.7 million at our non-comparable units relates to a decrease of $2.8 million relating to the continued closure of the Smith & Wollensky unit in New Orleans. We received an insurance recovery for business interruption, net of administrative fees, to partially offset the lost revenues from the closure of the Smith & Wollensky unit in New Orleans. This amount is included in a separate line item “Insurance Proceeds, Net.”  The decrease in non-comparable restaurant sales was offset by the sales from our new concept, Quality Meats which opened on April 10, 2006. The net increase in comparable consolidated restaurant sales was primarily due to a net increase of $2.6 million at our comparable consolidated Smith & Wollensky restaurants. The net increase in comparable consolidated sales was offset by the decrease in sales of $514,000 at our comparable consolidated restaurants in New York. The improvement in comparable consolidated sales is due primarily to an increase in private dining sales.

Food and Beverage Costs.   Food and beverage costs increased $583,000 to $38.6 million in 2006 from $38.0 million in 2005. The increase in food and beverage costs relates to a net increase of $1.1 million at our comparable units and a net decrease of $552,000 at our non-comparable units. The net increase of $1.1 million at our comparable units relates primarily to an increase in the cost of beef. The net decrease at our non-comparable units was primarily due to a decrease of $2.5 million relating to the continued closure of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club. This decrease was offset by the increase in food and beverage cost for the new concept, Quality Meats, which opened on April 10, 2006. Quality Meats experienced higher than normal food and beverage costs as a percentage of sales as a result of initial startup inefficiencies and a lower revenue base. As Quality Meats matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. Food and beverage costs as a percentage of consolidated restaurant sales increased to 30.9% in 2006 from 30.3% in 2005. The increase in food and beverage costs as a percentage of consolidated restaurant sales was primarily due to the increase in the cost of beef at our comparable units.

Salaries and Related Benefits.   Salaries and related benefits decreased $2.7 million to $34.4 million in 2006 from $37.1 million in 2005. The decrease in salaries and related benefits related to a net decrease of $1.8 million at our non-comparable units and to a net decrease of $900,000 at our comparable units. This net decrease at our non-comparable units was primarily due to the closures of our Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club for the entire period. The net decrease relating to these two non-comparable units was $3.8 million. The net decrease is offset by an increase due to the additional staffing required at Quality Meats which opened on April 10, 2006. It is common for our new restaurants to experience increased costs for additional staffing in the first nine months of operations. Generally, as the unit matures, operating efficiency is expected to improve as we expect that staffing will be reduced through efficiencies and salaries and wages as a percentage of consolidated sales for that unit will decrease due to the lower staffing requirement and higher revenue base. Salaries and related benefits as a percentage of consolidated restaurant sales decreased to 27.6% in 2006 from 29.6% in 2005. The decrease in salaries and related benefits as a percentage of consolidated restaurant sales relates primarily to the concentrated efforts made by management in comparable units to reduce raw payroll and to a decrease in employee medical claims under our self insured health plan.

Restaurant Operating Expenses.   Restaurant operating expenses increased $12,000 to $21.3 million in 2006 from $21.3 million in 2005. The increase in restaurant operating expenses related to a net decrease of $206,000 at our non-comparable units and a net increase of $218,000 at our comparable units. The decrease in non-comparable units was primarily due to the closures of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club, and offset by the restaurant operating expenses of our new concept, Quality Meats, which opened on April 10, 2006. The net increase of $218,000 at our comparable units was primarily due to increases in utilities and professional fees, partially offset by a decrease in operating supplies and repairs and maintenance. Restaurant operating expense as a percentage of consolidated sales increased to 17.0% on 2006 from 16.9% in 2005.

Occupancy and Related Expenses.   Occupancy and related expenses increased $932,000 to $8.5 million in 2006 from $7.6 million in 2005. The increase in occupancy and related expenses related to an increase of $848,000 at our comparable units and a net increase of $113,000 at our non-comparable units. The net increase at our comparable units was due to the rent incurred at our unit in Las Vegas as a result of the lease-back transaction entered into on May 23, 2005, and higher percentage rent paid in our units in Miami Beach and Chicago. The change in classification of our new lease obligation in Las Vegas, to a capital lease and operating lease, resulted in the increase in occupancy and related expense offset by a decrease in interest expense. Occupancy and related expense as a percentage of consolidated restaurant sales increased to 6.8% in 2006 from 6.1% in 2005.

Marketing and Promotional Expenses.   Marketing and promotional expenses decreased $1.0 million to $4.0 million in 2006 from $5.0 million in 2005. The decrease in marketing and promotional expense related to a net decrease of $909,000 at our comparable units and a net decrease of $111,000 at our non-comparable units. The net decrease at our comparable units related directly to a decrease in advertising and discounts. The decrease at our non-comparable units was related primarily to the closure of the Smith & Wollensky unit in New Orleans and the Manhattan Ocean Club. This was offset by increased promotional costs for Quality Meats, which opened on April 10, 2006. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 3.2% in 2006 from 4.0% in 2005.

Depreciation and Amortization.   Depreciation and amortization decreased $562,000 to $4.2 million in 2006 from $4.8 million in 2005. The decrease in depreciation and amortization related to a net decrease of $321,000 at our comparable units and a net decrease of $241,000 at our non-comparable units. The decrease at our comparable units related primarily due to the decrease in the leasehold basis for the Las Vegas property directly related to the sale and lease-back entered into May 23, 2005. The decrease at our non-comparable units related primarily to the impaired assets for the Smith & Wollensky unit in New Orleans, which is no longer being depreciated and is currently classified as available for sale. Depreciation and amortization as a percent of consolidated restaurant sales decreased to 3.4% in 2006 from 3.8% in 2005.

Impairment of Assets.   On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. We have insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W of New Orleans. We have recorded impairment charges for certain assets of S&W of New Orleans of approximately $2.7 million and $750,000 for the years ended January 1, 2007 and January 2, 2006, respectively, which represent estimates of the maximum deductible which could be incurred under our insurance plan as well as an estimate of other impaired assets not believed to be covered under our insurance plan. The impairment amount for the year ended January 2, 2006 is net of $100,000 of insurance proceeds we have received that relates to content coverage. We have also written off approximately $160,000 in inventories that spoiled or were destroyed by Hurricane Katrina for the year ended January 2, 2006. We received business interruption proceeds which is reflected in our statement of operation of $628,000 and $350,000  for the years ended January 1, 2007 and January 2, 2006, respectively. On December 31, 2006, we closed our Smith & Wollensky restaurant in Dallas, Texas (“S&W Dallas”) and also determined that S&W Dallas’ net fixed assets were impaired. An impairment charge of $3.2 million was recorded for the year ended January 1, 2007. The Company decided to close S&W Dallas because it was unable to achieve a level of income from operations that was in line with the Company’s expectations. We are currently under contract to sell the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $250,000. We plan on closing on the sale of the Dallas property during the beginning of April 2007. On January 31, 2007, we adopted a plan to close Cité to the public on April 2, 2007 because it was unable to achieve a level of income from operations that was in line with our expectations. An impairment charge of $740,000 was recorded for the year ended January 1, 2007. The impairment charge for Cité was based on comparing the carrying amount of the assets with estimated future cash flows.

Insurance proceeds, net.   On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. In March 2006, we listed the property in New Orleans as available for sale. For the year ended January 1, 2007, we recorded a recovery for net insurance proceeds, net of administrative fees of $1.2 million, that included insurance recovery for business interruption.

Write-down of Renovated Restaurant Assets.   On January 1, 2006 we closed the Manhattan Ocean Club and began renovations for our new concept, Quality Meats, which opened on April 10, 2006. The write-down of the assets of the Manhattan Ocean Club no longer deemed to have a useful life was approximately $314,000.

Management Fee Income.   Management fee income decreased $14,000 to $980,000 in 2006 from $994,000 in 2005. The decrease related primarily to lower sales at our managed units in New York.

General and Administrative Expenses.   General and administrative expenses decreased $570,000 to $9.6 million in 2006 from $10.2 million in 2005. General and Administrative expense as a percent of consolidated restaurant sales decreased to 7.7% for 2006 from 8.1% for 2005. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 6.3% for 2006 from 6.5% for 2005. The decrease in general and administrative expenses was  due to a decrease in payroll expense, primarily related to a $336,000 compensation charge that was incurred in 2005 relating to the stock repurchase from James M. Dunn (the former President), and the aggregate amounts of separation payments that were owed to Mr. Dunn through April 2006. This decrease in payroll expense was partially offset by an increase in 2006 for the adoption of FAS 123R share-based compensation charge of approximately $222,000 and the write-off of the opening fee balances for the S&W units in New Orleans and Dallas. The decrease in general and administration expense was also due to a decrease in consulting and professional fees.

Royalty Expense.   Royalty expense increased $56,000 to $1.9 million for 2006. The increase was primarily due to the royalty expense incurred at our new concept Quality Meats.

Interest Expense—Net of Interest Income.   Interest expense, net of interest income, decreased $489,000 to $548,000 in 2006 from $1.0 million in 2005, primarily due to the reduction of interest expense as it relates to  our new lease obligation from the sale and leaseback transaction of our Las Vegas property. The change in classification of our new lease obligation in Las Vegas to a capital lease and operating lease, resulted in a decrease in interest and increase in rent expense. The decrease, to a lesser extent, was related to the payoff of approximately $9.2 million of debt and was impacted by the increase in interest income related to the investments being held during 2006.

Provision for Income Taxes.   We recorded a provision for income taxes during 2006 of approximately $639,000 which compares to a provision of approximately $654,000 in 2005. We utilized approximately $1.0 million of federal and state net operating loss carry forwards and approximately $1.2 million in other tax credits  in fiscal 2006 as compared to approximately $8.5 million in federal and state net operating losses in fiscal 2005. At January 1, 2007, we had a deferred tax asset of approximately $12.4 million, which was fully reserved. We believe that the realization of the deferred tax asset is not more likely than not based on the fact that we have not generated taxable income in fiscal 2006 and fiscal 2005.

Income of Consolidated Variable Interest Entity.   In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net income of this variable interest entity is presented as a separate item after the provision for income taxes.

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

Impairment of Assets Impacted by Hurricane.   On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. For the year ended January 2, 2006, we recorded an impairment of such assets of approximately $750,000 which represents an estimate of the maximum deductible which could be incurred under our insurance plan as well as an estimate of impaired assets not believed to be covered under our insurance plan. This estimate is net of $100,000 of insurance proceeds we had received that related to content coverage.

Write-down of Renovated Restaurant Assets.   On January 1, 2006 we closed the Manhattan Ocean Club and began renovations for our new concept, Quality Meats, which opened on April 10, 2006. The write-down of the assets of the Manhattan Ocean Club no longer deemed to have a useful life was approximately $314,000.

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

Income of Consolidated Variable Interest Entity.   In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) of this variable interest entity is presented as a separate item after the provision for income taxes

Risk Related to Certain Management Agreements

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

Liquidity and Capital Resources

Cash Flows

We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash provided by (used in) operating activities amounted to  $9.4 million, $2.3 million and $9.0 million for the years ended January 1, 2007, January 2, 2006 and January 3, 2005, respectively. Net cash provided by operating activities for the year ended January 1, 2007 includes $6.6 million of impairment of assets relating to closures of the Smith and Wollensky units in New Orleans and Dallas and Cite. Net cash provided by operating activities for the year ended January 2, 2006 was used primarily to reduce outstanding payables. Net cash provided by operating activities for the year ended January 3, 2005 includes $2.4 million of tenant improvement allowances and $3.2 million of increased accounts payable and accrued expenses.

Net cash provided by / (used in) financing activities was ($1.4) million, ($15.1) million and $5.4 million for the years ended January 1, 2007, January 2, 2006, and January 3, 2005, respectively. Net cash used in financing activities for the year ended January 1, 2007 includes $330,000 principle payments on long term debt and capital lease obligations, $379,000 of treasury stock purchased under the stock repurchase program, net proceeds of $5,000 from the exercise of options and distributions of $730,000 to the minority interest in the consolidated variable interest entity. Net cash used in financing activities for the year ended January 2, 2006 includes $9.6 million in principal payments on long-term debt, $4.3 million of treasury stock purchased under the stock repurchase program, net proceeds of $64,000 from the exercise of options and distributions of $1.1 million to the minority interest in the consolidated variable interest entity. Net cash provided by financing activities for the year ended January 3, 2005 includes $4.0 million in proceeds from our line of credit facilities with Morgan Stanley Dean Witter Commercial Financial Services, Inc. (“Morgan Stanley”), $2.0 million in proceeds from the promissory note in favor of Hibernia National Bank (“Hibernia”), $1.5 million in proceeds from a sale and leaseback transaction, less $1.3 million of principal payments on long-term debt and distributions of $840,000 to the minority interest in the consolidated variable interest entity and there were no treasury stock purchases.

Net cash provided by / (used in) investing activities was $(2.1) million, $13.3 million, ($14.4) million for the years ended January 1, 2007, January 2, 2006 and January 3, 2005, respectively. During the fiscal year ended January 1, 2007 we used cash primarily to fund maintenance of capital expenditures of existing restaurants, complete the renovation cost of Quality Meats, and relocate our corporate offices. Cash provided by investing activities includes proceeds of $200,000 from the sale of nondepreciable assets that were held for sale and includes $1.2 million of net proceeds from the sale of investments. Net cash provided by investing activities for the fiscal year ended January 2, 2006 includes $19.3 million of net proceeds from the sale of the property of our Las Vegas restaurant. During the fiscal year ended January 3, 2005, we used cash primarily to fund the maintenance capital expenditures of existing restaurants and the completion of the Smith & Wollensky in Boston. Total capital expenditures were $3.5 million, $1.6 million, and $14.8 million in 2006, 2005, and 2004, respectively. Other cash provided by / (used in) in investing activities consisted  primarily of net  purchases of investments of ($4.4) million for the year ended January 2, 2006, and net proceeds from the sale of investments of $925,000 for the year ended January 3, 2005.

Capital Expenditures

Total capital expenditures are expected to be approximately $3.8 million in fiscal 2007 related to  maintenance capital expenditure in respect of existing restaurants, as well as approximately $300,000 of improvements required under the Third Modification and Renewal of Lease for the Park Ave Café restaurant. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2008 with the launch of our first free-standing Grill. We plan to open a total of three to four Grills from 2008 to 2009. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units. We will continue to pursue our growth strategy until the consummation of the Merger with Patina or we are otherwise acquired, if and when that occurs. See “Item 1. Business—Possible Acquisition of SWRG and Related Transactions.”

Our cash investment for each of our owned Smith & Wollensky restaurants open as of December 31, 2006, net of landlord contributions, averaged approximately $6.8 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. We expect that each new free-standing Grill restaurant will range between 7,000 and 9,000 square feet, will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

Indebtedness

In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami Beach location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.3 million and $1.4 million at January 1, 2007 and January 2, 2006, respectively.

On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia. The $2.0 million was used by us for construction costs related to our Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At January 1, 2007, New Orleans was not in compliance with the financial covenant contained in the agreement. On March 27, 2006, a letter was signed by Hibernia waiving the covenants contained in our promissory note for the year ended January 1, 2007 and through December 31, 2007. We are currently in the process of amending the financial covenants contained in our promissory note with Hibernia. The balance of the promissory note was approximately $1.8 million and $1.9 million at January 1, 2007 and  January 2, 2006, respectively.

On December 23, 2004, Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P. (collectively, the “Lessees”), each a wholly-owned subsidiary of the Company, entered into a Master Lease Agreement and related schedules (the “Lease”) with General Electric Capital Corporation, which subsequently assigned its rights, interests and obligations under the Lease to Ameritech Credit Corporation, d/b/a SBC Capital Services (“SBC”), pursuant to which SBC acquired certain equipment and then leased such equipment to the Lessees. The transaction enabled the Lessees to finance approximately $1.5 million of existing equipment. Subject to adjustment in certain circumstances, the monthly rent payable under the Lease is $30,672. The Lessees are treating this transaction as a sale-leaseback transaction with the lease being classified as a capital lease and the gain recorded on the sale of approximately $151,000 was deferred and is being amortized over the life of the Lease. The $1.5 million was used for construction costs related to the Smith & Wollensky restaurant in Boston. The monthly payments were calculated using an annual interest rate of approximately 7.2%. In connection with the transaction, the Company entered into a corporate guaranty on December 23, 2004 to guarantee the Lessees’ obligations under the Lease. The Lessees may after 48 months, and after giving 30 days notice, purchase back all the equipment listed under the Lease at a cost of approximately $405,000. On January 11, 2007, we made a final payment of $211,000 to AT&T Capital Services (formerly SBC) (“AT&T”) for the portion of our capital lease that related to certain equipment of our S&W of Dallas location. The remaining balance of the capital lease obligation with AT&T for certain equipment in our Smith & Wollensky’s in Houston and Boston continues to be outstanding.

On January 27, 2006, we entered into a $5.0 million secured line of credit facility with Morgan Stanley (“Credit Agreement”). Under the Credit Agreement, we are the borrower and Dallas S&W, L.P., our subsidiary, and the Company are the Guarantors. The $5.0 million line can be used for general corporate purposes. We may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at our election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is guaranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and us. There was no balance outstanding under this Credit Agreement at January 1, 2007. We are currently under contract to sell the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $250,000. We plan on closing on the sale of the Dallas property during the beginning of April 2007. On March 23, 2007, we entered into an Amendment to Line of Credit Agreement with Morgan Stanley which released Dallas S&W, L.P. as the Guarantor as well as placing a restriction on us from drawing down on this line of credit until we are able to replace this collateral.

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

For information relating to a sale-leaseback transaction involving Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P., each a wholly-owned subsidiary of the Company, see “—Liquidity and Capital Resources—Indebtedness” above.

For information relating to a proposed sale-leaseback transaction involving our Park Avenue Café restaurant, see “Item 1. Business—Recent Developments—Renewal of Lease at Park Avenue Café and Sale of Townhouse.”

Future minimum capital lease payments at January 1, 2007 were as follows:

Fiscal year:	(in 000’s)
2007	$605
2008	605
2009	605
2010	380
2011	330
Thereafter	19,287
Total future capital lease payments	21,812
Less: amount representing interest	(14,063)
Present value of net minimum capital lease payments	7,749
Less: current portion	148
Long-term obligations under capital leases at January 1, 2007	$7,601

The remainder of the fixed minimum annual rental payments is being treated as an operating lease. See Notes to Consolidated Financial Statements, Notes 12 and 13.

Liquidity

We believe that our cash, short-term and long-term investments on hand and projected cash flow from operations should be sufficient to finance our maintenance capital expenditures in respect of existing units and operations throughout 2007, as well as allow us to meet our debt service obligations under our loan agreements, including our approximately $1.8 million outstanding on our promissory note with Hibernia, and begin our planned expansion. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses or other events could cause us to seek alternative financing or reschedule our maintenance capital expenditure and expansion plans. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

Contractual Obligations

The following table discloses aggregate information as of January 1, 2007 about our contractual obligations and the periods in which payments in respect of the obligations are due:

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum royalty payments pursuant to the licensing agreement(1)	$4,800	$800	$1,600	$1,600	$800	(1)
Minimum distributions pursuant to the management agreement(2)	$2,400	$480	$960	$960	—
Minimum payments on employment agreement(3)	$2,650	$600	$1,200	$850	$—
Principal payments on long-term debt(3)	$3,124	$944	$1,804	$148	$228
Interest payments on long-term debt(3)(4)	$483	$134	$278	$47	$24
Payments under capital lease(3)(5)	$21,812	$605	$1,210	$710	$19,287
Minimum annual rental commitments(1)(3)(6)	$113,080	$5,588	$10,976	$10,929	$85,587
Total	$148,349	$9,151	$18,028	$15,244	$105,926

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

(4)          The average interest rate on long-term debt is approximately 7.2%.

(5)          Payments under capital lease include the annual fixed rental payments of $20.7 million for the Las Vegas Property, as well as total principal and interest payments of $1.1 million under the Lease with SBC. See Notes to Consolidated Financial Statements, Note 12.

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

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instrument be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. Accordingly, on January 3, 2006, we adopted the provisions of SFAS 123R using the modified prospective approach. As a result of the adoption, share-based awards expense incurred subsequent to January 2, 2006, is included in our unaudited consolidated statements of operations. The initial adoption of this standard resulted in the recognition of approximately $222,000 in 2006 of compensation expense related to stock options.

In February 2006, the FASB issued SFAS 155, Accounting for Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS 155 amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principle-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe the adoption of this standard will have a material impact on our financial condition or our results of operations.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We have completed our initial evaluation of the impact of the adoption of FIN 48 and determined that such adoption is not expected to have a material impact on our financial position or results from operations.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We have been accounting for sales tax as gross and are currently assessing the impact of presenting gross as opposed to net which will be disclosed at the beginning of Fiscal 2007.

In September 2006, The Securities and Exchange Commissions staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” methods. The roll-over method quantifies the amount by which the current year income statement is misstated. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach.”  SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 3, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Our adoption of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements had no impact for the year ending January 1, 2007.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami Beach property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates as well as our fixed rate of indebtedness. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at January 1, 2007.

	Expected Maturity Date Fiscal Year Ended
Debt	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value January 1, 2007
	(Dollars in thousands)
Long-term variable rate	$788	$—	$—	—	—	—	$788	$788
Average interest rate							9.0%
Long-term fixed rate	$156	$163	$1,641	$71	$77	$228	$2,336	$2,643
Average interest rate							6.6%
Total Debt							$3,124	$3,431

We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

Item 8.                        Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-2 to F-45. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 21 to the Consolidated Financial Statements.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)  under the Securities  Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In  connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our “disclosure controls and procedures” were effective as of January 1, 2007.

Changes in Internal Controls

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2006 that has materially  affected, or is  reasonably  likely to  materially  affect,  our  internal  controls  over financial reporting.

Item 9B.               Other Information.

None.

PART III

In accordance with General Instruction G(3) of Form 10-K certain information required by this Part III will either be incorporated into this Form 10-K by reference to our definitive proxy statement (our “2007 Proxy Statement”) for our 2007 Annual Meeting of Stockholders filed within 120 days of the January 1, 2007 or will be included in an amendment to this Form 10-K filed within 120 days of the January 1, 2007. To the extent such information is included in our 2007 Proxy Statement within 120 days of the January 1, 2007, it will be incorporated by reference to the sections of our 2007 Proxy Statement specified below.

Item 10.                 Directors and Executive Officers of the Registrant.

Identification of Directors and Executive Officers

The information under the headings “Proposal One Election of One Class III Director” and “Executive Officers,” in our 2007 Proxy Statement is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement is incorporated herein by reference.

Code of Business Conduct and Ethics

Our Board of Directors has adopted the Smith & Wollensky Restaurant Group, Inc. Code of Business Conduct and Ethics, which applies to all of our employees and directors, including our Chief Executive Officer and our Chief Financial Officer, who is our principal financial officer and our principal accounting officer. The text of this code of ethics is posted in the Investor Relations section of our website located at http://www.smithandwollensky.com. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose any reportable waivers, if and when granted, of our Code of Business Conduct and Ethics in the Investor Relations section of our website located at www.smithandwollensky.com.

Item 11.                 Executive Compensation.

The information under the headings “Proposal One Election of One Class III Director—Director Compensation” and “Executive Compensation” in our 2007 Proxy Statement is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information under the heading “Certain Relationships and Related Transactions” and Proposal One: Election of Three One Class III Directors—Board of Directors, Committees and Meetings” in our 2007 Proxy Statement is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services.

The information under the heading “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2007 Proxy Statement is incorporated herein by reference.

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
By:	/s/ ALAN N. STILLMAN
	Name:	Alan N. Stillman
	Title:	Chief Executive Officer (Principal Executive Officer)
	Date:	April 2, 2007
By:	/s/ SAMUEL GOLDFINGER
	Name:	Samuel Goldfinger
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
	Date:	April 2, 2007

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Alan N. Stillman and Samuel Goldfinger, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN N. STILLMAN	Chairman of the Board, Chief Executive Officer	April 2, 2007
and Director (Principal Executive Officer)
/s/ SAMUEL GOLDFINGER	Chief Financial Officer, Executive Vice President of	April 2, 2007
Finance, Secretary and Treasurer (Principal Financial
and Accounting Officer)
/s/ EUGENE I. ZURIFF	President and Director	April 2, 2007
/s/ RICHARD A. MANDELL	Director	April 2, 2007
/s/ JACOB BERMAN	Director	April 2, 2007
/s/ ROBERT D. VILLENCY	Director	April 2, 2007
/s/ JOSEPH E. PORCELLI	Director	April 2, 2007

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of January 1, 2007 and January 2, 2006	F-3
Consolidated Statements of Operations for the fiscal years ended January 1, 2007, January 2, 2006 and January 3, 2005	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 1, 2007, January 2, 2006 and January 3, 2005	F-5
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2007, January 2, 2006 and January 3, 2005	F-6
Notes to Consolidated Financial Statements	F-7-F-45
Schedule II. Valuation and Qualifying Accounts	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Smith & Wollensky Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of January 1, 2007 and January 2, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years ended January 1, 2007, January 2, 2006, and January 3, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Smith & Wollensky Restaurant Group, Inc. and subsidiaries as of January 1, 2007 and January 2, 2006 and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2007, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3(q) to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”. In fiscal 2004, as required by FASB Interpretation No. 46 (R) as discussed in Note 2, the Company has consolidated in the operations of a managed restaurant that the Company does not own.

/s/ BDO Seidman, LLP

New York, New York
April 2, 2007

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(dollar amounts in thousands, except share data)

	January 1, 2007	January 2, 2006
Assets
Current assets:
Cash and cash equivalents	$8,270	$2,362
Short-term investments	311	265
Accounts receivable, less allowance for doubtful accounts of $20 and $42 at January 1, 2007 and January 2, 2006, respectively	483	549
Credit card receivable, net.	2,217	1,990
Due from managed units	116	750
Merchandise inventory	4,961	4,589
Prepaid expenses and other current assets	1,365	1,486
Total current assets	17,723	11,991
Property and equipment, net	46,185	47,571
Assets held for sale, net of impairment charges	5,873	12,062
Goodwill	6,886	6,886
Licensing agreement, net	2,975	3,471
Long-term investments	3,175	4,417
Other assets	3,936	4,208
Total assets	$86,753	$90,606
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$944	$202
Current portion of obligations under capital lease	148	139
Current portion of deferred gain	367	365
Due to managed units	967	538
Accounts payable and accrued expenses	14,156	13,578
Total current liabilities	16,582	14,822
Obligations under capital leases	7,601	7,749
Deferred gain on sales leasebacks	12,604	12,958
Long-term debt, net of current portion	2,180	3,113
Deferred rent	9,120	9,133
Total liabilities	48,087	47,775
Interest in consolidated variable interest entity	(494)	(668)
Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01; authorized 40,000,000 shares; 8,590,643 and 8,663,519 shares issued and outstanding at January 1, 2007 and January 2, 2006, respectively)	94	94
Additional paid-in capital	70,293	70,066
Accumulated deficit	(26,736)	(22,503)
Accumulated other comprehensive income	189	143
Treasury stock, 1,001,173 and 927,114 shares at January 1, 2007 and January 2, 2006, respectively at cost	(4,680)	(4,301)
	39,160	43,499
Total liabilities and stockholders’ equity	$86,753	$90,606

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts)
Years ended January 1, 2007, January 2, 2006, and January 3, 2005

	January 1, 2007(a)	January 2, 2006(a)	January 3, 2005(a)
Consolidated restaurant sales	$124,820	$125,447	$123,132
Cost of consolidated restaurant sales:
Food and beverage costs	38,604	38,021	38,709
Salaries and related benefit expenses	34,422	37,112	35,915
Restaurant operating expenses	21,269	21,257	20,105
Occupancy and related expenses	8,541	7,609	6,489
Marketing and promotional expenses	3,981	4,976	5,332
Depreciation and amortization expenses	4,216	4,778	4,312
Impairment of assets, net	6,573	750	—
Insurance proceeds, net	(1,175)	—	—
Write-down of renovated restaurant assets	—	314	—
Total cost of consolidated restaurant sales	116,431	114,817	110,862
Income from consolidated restaurant operations	8,389	10,630	12,270
Management fee income	980	994	1,192
Income from consolidated and managed restaurants	9,369	11,624	13,462
General and administrative expenses	9,625	10,195	10,786
Royalty expense	1,886	1,830	1,782
Operating income (loss)	(2,142)	(401)	894
Interest expense	(639)	(1,092)	(1,401)
Amortization of deferred debt financing costs	(42)	(61)	(112)
Interest income	133	116	2
Interest expense net of interest income	(548)	(1,037)	(1,511)
Loss before provision for income taxes	(2,690)	(1,438)	(617)
Provision for income taxes	639	654	225
Loss before income of consolidated variable interest entity	(3,329)	(2,092)	(842)
Income of consolidated variable interest entity	(904)	(984)	(1,198)
Net loss	$(4,233)	$(3,076)	$(2,040)
Net loss per share—basic and diluted	$(0.49)	$(0.33)	$(0.22)
Weighted average common shares outstanding:
Basic and diluted	8,592,911	9,263,673	9,377,223

(a)           Includes the accounts and results of the entity that owns Maloney & Porcelli (“M&P”) as a direct result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN46(R)”). See Note 2.

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(dollar amounts in thousands)
Years ended January 1, 2007, January 2, 2006, and January 3, 2005

	Common Stock		Additional paid-in	Accumulated	Accumulated Other compre- hensive income	Treasury stock		Stockholder’s
	Shares	Amount	capital	Deficit	(loss)	Shares	Amount	equity
Balance at December 29, 2003	9,376,249	$94	$69,940	$(17,387)	$16	—	—	$52,663
Stock options exercised, net of tax benefit	2,100	—	12	—	—	—	—	12
Stock based compensation	—	—	50	—	—	—	—	50
Comprehensive income on investments, net of tax effect	—	—	—	—	66	—	—	66
Net loss(a)	—	—	—	(2,040)	—	—	—	(2,040)
Total comprehensive loss(a)	—	—	—	—	—	—	—	(1,974)
Balance at January 3, 2005(a)	9,378,349	$94	$70,002	$(19,427)	$82	—	—	$50,751
Stock options exercised, net of tax benefit	212,284	—	64	—	—	—	—	64
Treasury stock purchases(1)(2)(3).	(927,114)	—	—	—	—	927,114	(4,301)	(4,301)
Comprehensive income on investments, net of tax effect	—	—	—	—	61	—	—	61
Net loss	—	—	—	(3,076)	—	—	—	(3,076)
Total comprehensive loss(a)	—	—	—	—	—	—	—	(3,015)
Balance at January 2, 2006(a)	8,663,519	$94	$70,066	$(22,503)	$143	927,114	$(4,301)	$43,499
Stock options exercised, net of tax benefit	1,183	—	5	—	—	—	—	5
Treasury stock purchases(1).	(74,059)	—	—	—	—	74,059	(379)	(379)
Share Based Compensation Charge FAS 123(R)			222					222
Comprehensive income on investments, net of tax effect	—	—	—	—	46	—	—	46
Net loss	—	—	—	(4,233)	—	—	—	(4,233)
Total comprehensive loss(a)	—	—	—	—	—	—	—	(4,187)
Balance at January 1, 2007(a)	8,590,643	$94	$70,293	$(26,736)	$189	1,001,173	$(4,680)	$39,160

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

(2)                On August 30, 2005, SWRG signed a Separation Agreement with James M. Dunn, its former President and General Manager of the Smith & Wollensky in Boston. As part of the Separation Agreement SWRG agreed to purchase any shares of common stock that Mr. Dunn was to receive upon the exercise of his stock options at a price of $6.00 per share, less the exercise price of $3.88 per share. On August 30, 2005, SWRG purchased 158,667 shares of common stock from Mr. Dunn. This purchase resulted in a compensation expense of $336.

(3)                On November 16, 2005, SWRG purchased 41,000 shares of common stock from Alan M. Mandel, its former Chief Financial Officer. This resulted in a compensation expense of $72.

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(dollar amounts in thousands)
Years ended January 1, 2007, January 2, 2006, and January 3, 2005

	January 1, 2007(a)	January 2, 2006(a)	January 3, 2005(a)
Cash flows from operating activities:
Net loss	$(4,233)	$(3,076)	$(2,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,029	5,216	4,694
Amortization of debt discount	42	61	112
Impairment of assets	6,573	750	—
Write-down of renovated restaurant assets	—	314	—
Deferred gain on sale leaseback	(354)	(227)	—
Stock based compensation	222	—	50
Deferred rent	(13)	220	140
Tenant improvement allowances	—	266	2,375
Accretive interest on capital lease obligation	—	51	133
Income of consolidated variable interest entity	904	984	1,198
Consolidation of variable interest entity	—	—	284
Changes in operating assets and liabilities:
Accounts receivable	479	(924)	316
Merchandise inventory	(372)	550	(390)
Prepaid expenses and other current assets	121	(432)	(258)
Other assets	27	208	(812)
Accounts payable and accrued expenses	1,002	(1,623)	3,164
Net cash provided by operating activities	9,427	2,338	8,966
Cash flows from investing activities:
Purchase of property and equipment	(3,528)	(1,578)	(14,789)
Purchase of nondepreciable assets	—	—	(114)
Purchase of investments	—	(8,174)	—
Proceeds from sale of nondepreciable assets	200	—	—
Proceeds from sale of investments	1,243	3,750	925
Proceeds from sale of property	—	19,321	—
Payments under licensing agreement	—	—	(457)
Cash flows provided by (used in) in investing activities	(2,085)	13,319	(14,435)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	4,000
Proceeds from issuance of short-term debt	—	—	2,000
Proceeds from capital lease obligations	—	—	1,500
Principal payments of long-term debt	(191)	(9,625)	(1,280)
Principal payments of capital lease obligations	(139)	(174)	—
Net proceeds from exercise of options, net of tax benefit	5	64	12
Purchase of treasury stock	(379)	(4,301)	—
Distribution to owners of consolidated variable interest entity	(730)	(1,080)	(840)
Cash flows provided by (used in) financing activities	(1,434)	(15,116)	5,392
Net change in cash and cash equivalents	5,908	541	(77)
Cash and cash equivalents at beginning of year	2,362	1,821	1,898
Cash and cash equivalents at end of year	$8,270	$2,362	$1,821
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$577	$1,151	$1,315
Income Taxes	$747	$440	$58
Noncash investing and financing activities:
Assets under capital lease	—	$8,064	$9,544
Obligations under capital lease	—	$7,888	$11,624
Capitalization of deferred rent	—	—	$227

(a)              Includes the accounts and results of the entity that owns M&P as a direct result of the adoption of FIN46(R). See Note 2

See accompanying notes to consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006
(in thousands, except shares and per share/unit amounts)

(1) Organization and Description of Business

The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, “SWRG” or the “Company”) operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At January 1, 2007, SWRG owned and operated eleven restaurants, including eight Smith & Wollensky restaurants, and managed three restaurants. In addition, SWRG owns the Smith & Wollensky unit in New Orleans, Louisiana, which was closed on August 29, 2005 due to Hurricane Katrina and the Smith & Wollensky unit in Dallas, Texas, which was closed on December 31, 2006 because it was unable to achieve a level of income from operations that was in line with Company’s expectations. At January 1, 2007, both S&W of New Orleans and S&W of Dallas were listed as available for sale. SWRG is currently under contract to sell the property for the Smith & Wollensky in Dallas for $3,900, less commission and other expenses of approximately $250. SWRG plans on closing on the sale of the Dallas property during the beginning of April 2007. In December 2006, the Company extended its lease for Park Avenue Café and in 2007 is doing a sales leaseback transaction with the adjacent townhouse that is used for private dining events. Due to the Café Lease Renewal, the Café, which had been scheduled to close on January 1, 2007, will remain open. The Townhouse has been listed as available for sale. SWRG also owns its new concept, Quality Meats, a contemporary American restaurant that is located in the space previously occupied by the Manhattan Ocean Club, a restaurant that we closed on January 1, 2006, and opened on April 10, 2006.  As of January 31, 2007, La Cité Associates, L.P. (“Cité Associates”), a subsidiary of SWRG, entered into a Settlement Agreement and certain related documents with Rockefeller Center North, Inc., the landlord (“Landlord”) of the restaurant space occupied by the Cité restaurant (“Cité”) in New York City. The Settlement Agreement, among things, settled the lawsuit in which the Landlord alleged that Cité Associates was obligated to pay, but had not paid, percentage rent since January 1, 2001, with the Landlord acknowledging that Cité Associates was not, and to the end of the original lease term ( i.e. , September 30, 2009) will not be, obligated to pay any percentage rent. In addition, unrelated to the lawsuit, on January 31, 2007, SWRG adopted a plan to close Cité to the public on April 2, 2007. SWRG decided to close Cité because it was unable to achieve a level of income from operations that was in line with its expectations. Pursuant to the Settlement Agreement, Cité is required to make a one-time settlement payment to the Landlord of $85 and will then receive its $100 letter of credit posted with the Landlord as a security deposit under the lease. Cité Associates also agreed to terminate its lease for Cite and vacate the premises by April 6, 2007.

SWRG was incorporated in Delaware in October 1997. Prior to October 1997, SWRG’s operations were conducted through The New York Restaurant Group, LLC (“NYRG”) its predecessor limited liability company. During October 1997, NYRG merged with SWRG. SWRG completed an initial public offering (“IPO”) of 5,295,972 shares of common stock in May 2001, of which SWRG sold 4,750,000 shares, at $8.50 per share. Proceeds of the IPO were used to redeem all of the outstanding debt under SWRG’s senior credit facility, a $10,000 senior subordinated note and a $1,000 senior revolving credit facility, including accrued interest and prepayment premiums, and to pay certain fees and expenses incurred relating to the IPO. All shares of convertible redeemable preferred stock outstanding automatically converted into 1,448,499 shares of common stock upon the closing of SWRG’s IPO.

On May 24, 2005, SWRG announced that the Board of Directors of the Company had authorized a stock repurchase program under which one million shares of the Company’s outstanding common stock were authorized to be acquired in the open market over the 18 months following such authorization at the

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

direction of management. At January 1, 2007, SWRG had acquired 1,001,173 shares of Company common stock that have been recorded as treasury stock.

Possible Acquisition of SWRG and Related Transactions

Proposed Merger with Patina Restaurant Group, LLC

On February 26, 2007, Patina Restaurant Group, LLC, a Delaware limited liability company (“Patina”), SWRG Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Patina (“Patina Sub”) and SWRG, entered into an agreement and plan of merger (the “Merger Agreement”). Under the terms of the Merger Agreement and subject to satisfaction or waiver of the conditions therein, Patina Sub will merge with and into SWRG, with SWRG surviving (the “Merger”). As a result of the Merger, SWRG would become a wholly-owned subsidiary of Patina (the “Surviving Corporation”). At the effective time of the Merger, each share of SWRG’s common stock, par value $0.01 per share (the “Common Stock”),  issued and outstanding immediately prior to the effective time of the Merger (other than any shares owned by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) shall be canceled and converted into the right to receive from the Surviving Corporation $9.25 in cash without interest less any required withholding tax. The board of directors of SWRG (the “Board”) approved the Merger Agreement following the unanimous recommendation of a committee of the Board comprised entirely of independent directors (the “Special Committee”). The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the stockholders of SWRG, regulatory approvals and other customary closing conditions. Pursuant to Delaware General Corporation Law and SWRG’s charter, the Merger must be approved by the holders of a majority of the shares of the outstanding Common Stock. In addition, pursuant to the Merger Agreement, the Merger must be approved by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock present or voting by proxy at the stockholder meeting relating to the Merger (not including any shares of Common Stock beneficially owned by Mr. Alan Stillman).

SWRG, Patina and Patina Sub have made customary representations, warranties and covenants in the Merger Agreement. Among other things, SWRG may not solicit competing proposals or, subject to exceptions that permit the Special Committee or the Board to comply with their fiduciary duties, participate in any discussions or negotiations regarding alternative proposals. The Merger Agreement may be terminated under certain circumstances, including if the Special Committee or the Board has determined that it intends to enter into a transaction with respect to a superior proposal and the Company otherwise complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, SWRG will be required to reimburse Patina for its transaction expenses up to $600 and, under specified circumstances, SWRG will be required to pay Patina a termination fee of $2,465.

The Common Stock is currently registered under the Exchange Act and is quoted on the Nasdaq National Market under the symbol “SWRG.” If the Merger is completed, the Common Stock will be delisted from the Nasdaq National Market and will be deregistered under the Exchange Act.

Proposed Transaction Between Patina and Alan N. Stillman, SWRG’s Chairman and Chief Executive Officer

As an inducement for Patina to enter into the Merger Agreement, Patina and Alan N. Stillman, the Company’s Chairman and Chief Executive Officer, entered into an agreement dated February 26, 2007

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

(the “Stillman Agreement”). Pursuant to the Stillman Agreement, immediately after the closing of the Merger, Mr. Stillman or his designees (the “Stillman Group”) will acquire certain assets from the Company consisting of real property owned by the Company in Dallas and New Orleans, the leases relating to three New York City restaurants (Quality Meats, Cité and Park Avenue Cafe), the management agreements relating to three New York City restaurants (Smith & Wollensky, Maloney & Porcelli and Post House), the lease of the Company’s headquarters in New York and all assets relating to the foregoing.

In consideration for such purchase, the Stillman Group will pay $5,302 in cash and/or stock of the Company, plus assume numerous liabilities and contingent obligations of the Company, including the following: any sales, real property transfer or income taxes relating to the acquisition; mortgages on properties in New Orleans and Miami aggregating approximately $3,200; $800 of capital lease obligations; all expenses of the Company relating to the Merger, including legal, accounting, proxy fees, severance, change of control and other payments to employees of the Company estimated to exceed an aggregate of $4,000; contingent obligations under various lawsuits (in amounts which cannot presently be determined); certain capital improvements and other costs relating to the Smith & Wollensky restaurant in Las Vegas and to the Company generally; and all known and unknown obligations or liabilities relating to the assets to be acquired.

Voting Agreement

On February 26, 2007, in connection with the Merger, Alan N. Stillman, Stillman’s First, Inc., La Cite, Inc., White & Witkowksy, Inc., Thursdays Supper Pub, Inc., Alan N. Stillman Grantor Retained Annuity Trust and the Donna Stillman Trust entered into a voting agreement with Patina  (the “Voting Agreement”) pursuant to which such persons have agreed to vote all their shares of Common Stock in favor of the Merger and against any action or agreement that would result in a breach by the Company under the Merger Agreement or would impede or interfere with the Merger. The Voting Agreement will terminate upon termination of the Merger Agreement in accordance with its terms.

Amendment to License Agreement

As a condition to entering into the Merger Agreement, Patina required that St. James Associates, L.P. (“St. James”) agree to amend various provisions of the amended and restated sale and license agreement dated January 1, 2006 between St. James and SWRG (the “License Agreement”). Mr. Stillman and an unrelated party are the general partners of St. James. In order to effectuate this amendment, the consent of both general partners was required. On February 26, 2007, Patina and St. James entered into a letter agreement (the “Letter Agreement”) pursuant to which the License Agreement will be amended effective on the closing of the Merger to effectuate the following: Patina has agreed to open at least two new Smith & Wollensky restaurants and to open or make advance payments of additional royalty payments for two additional such restaurants within six years; St. James will eliminate the 1% royalty fee on all restaurant and non-restaurant sales at any steakhouse owned or operated by Patina or its affiliates if such restaurant does not use the Smith & Wollensky name and is located in specified countries in Asia, provided such royalty will continue to be payable until Patina has fulfilled its build-out obligations; St. James agreed to eliminate the posting by assignees of a letter of credit in connection with the assignment of the License Agreement; and St. James agreed to other technical amendments. Based on Patina’s representations to St. James that the principals of Parent are reputable restaurant operators that have managed high quality fine dining restaurants continuously for at least five years and that Patina is a

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

nationally known reputable company active in the food service business, St. James acknowledged that the Merger Agreement is expressly permitted by the License Agreement. For additional information relating to the License Agreement, See “—Service Marks, Trademarks and License Agreements.”

Additional Bidder for SWRG

On Friday, March 16, 2007, the Company received an unsolicited proposal from Landry’s Restaurants, Inc. (“Landry’s”) to acquire the company at $9.75 per share. As of the date hereof, Landry’s has refused to execute a confidentiality and standstill agreement on the terms required by the Merger Agreement. As a result, the Company is unable to provide Landry’s with non-public information. The Special Committee of the Company’s Board is continuing to evaluate the terms and conditions of the proposal received from Landry’s, consistent with its fiduciary duties to the Company’s stockholders and the no-solicitation provisions of the Merger Agreement.

(2) Effect of FIN 46(R) (unaudited)

In accordance with FIN 46(R), SWRG’s consolidated financial statements for the fiscal years ended January 1, 2007 and January 2, 2006 include the accounts and results of the entity that owns M&P. SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked the right to receive the expected residual returns of the entity if they were to occur.

In connection with the adoption of FIN 46(R), SWRG’s net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed SWRG’s current assets by $253 and $199, non-current assets by $52 and $82, current liabilities by $457 and $555, and non-current liabilities by $359 and $401 at January 1, 2007 and January 2, 2006, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $11,570, $11,737 and $11,501 and increased restaurant operating costs by $9,584,$9,703 and $9,175 for the fiscal years ended January 1, 2007, January 2, 2006 and January 3, 2005 respectively.

(3) Summary of Significant Accounting Policies

(a) Reporting Period

SWRG utilizes a 52-or 53-week reporting period ending on the Monday nearest to December 31st. The fiscal year ended January 3, 2005 (fiscal 2004) consisted of 53-weeks and the fiscal years ended

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

January 1, 2007, (fiscal 2006), and January 2, 2006 (fiscal 2005) each consisted of 52-week reporting periods.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SWRG after elimination of all material intercompany balances and transactions. In accordance with FIN 46(R), SWRG’s consolidated financial statements for the fiscal years ended January 1, 2007 and January 2, 2006 include the accounts and results of the entity that owns M&P.

(c) Cash and Cash Equivalents

SWRG had cash and cash equivalents of $8,270 and  $2,362 as of January 1, 2007 and January 2, 2006, consisting of cash and overnight repurchase agreements and certificates of deposit with an initial term of less than three months as of January 1, 2007 and January 2, 2006, respectively.

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

(g) Investment Securities

Investment securities consist of debt and equity securities. SWRG classifies its debt and equity securities as available for sale securities. The securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as ‘accumulated other comprehensive income’ as a separate component of stockholder’s equity until realized. There were no material unrealized holding gains or losses as of January 1, 2007 and January 2, 2006. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
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

(h) Property and Equipment

Property and equipment is stated at cost. Landlord allowances for leasehold improvements, furniture, fixtures and equipment are recorded as a liability and amortized as a reduction of rent expense. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements and rights are amortized on the straight-line basis over the shorter of the lease term (assuming renewal options) or the estimated useful life of the asset. Any rent expense incurred during the construction period was capitalized as a part of leasehold improvements and is amortized on a straight-line basis from the date operations commence over the remaining life of the lease, which includes the renewal period. For any leases entered into after September 15, 2005, SWRG expenses these costs in conjunction with FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. The effect of this was not material to its financial position. The estimated useful lives are as follows:

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
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

implied fair value of the aggregate of certain reporting units is less than their aggregate carrying amount. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

SWRG concluded that the Company operates as one single reporting entity for purposes of assessing goodwill. As such, SWRG compares the fair value of the single reporting entity, using the discounted cash flows method, to the total equity (carrying value) to determine if an impairment exists. The Company uses its year end date as its annual testing date.

For fiscal 2006, the fair value of the single reporting unit is in excess of the recorded carrying value.

(k) Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SWRG recorded an impairment of $750, net of insurance proceeds for the assets of its Smith & Wollensky in New Orleans, which were damaged by Hurricane Katrina during the year ended January 2, 2006. SWRG also recorded a write down of $314 for the year ended January 2, 2006 for the assets of the Manhattan Ocean Club, a restaurant that was closed on December 31, 2005 and was renovated into a new concept, Quality Meats that opened on April 10, 2006. For the year ended January 1, 2007, an impairment charge was recorded for the assets of its Smith & Wollensky unit in New Orleans of $2,676, its Smith & Wollensky unit Dallas of $3,157, and its Cité restaurant in New York of $740. Impairment charges for the Smith & Wollensky units in New Orleans and Dallas were based on estimated sales prices for the two properties, less commissions and other expenses. Impairment charges for the Cité restaurant were based on comparing the carrying amount of the assets with estimated future cash flows. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. The remaining unimpaired balance for the Smith & Wollensky units in New Orleans and Dallas are being presented as available for sale. SWRG is currently under contract to sell the property for the Smith & Wollensky in Dallas for $3,900, less commission and other expenses of approximately $250. SWRG plans on closing on the sale of the Dallas property during the beginning of April 2007.

Costs attributable to a sale and licensing agreement (the “Licensing Agreement”) entered into in 1996 consisted of a $2,500 payment (plus any payments made upon the opening of additional units) and legal fees paid by SWRG to acquire the rights and license to use the names “Smith & Wollensky” and “Wollensky’s Grill” (collectively, the “Names”) as described in Note 7. The Licensing Agreement exists in perpetuity and the original $2,500 payment is being amortized over the thirty year estimated useful life of the Names, using the straight-line method. Any payments made upon the opening of additional units are being amortized over the lesser of the life of the lease, including the renewal period, or the remaining useful life of the Names, using the straight-line method. The net balance as of January 1, 2007 was $2,975.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

The cost of the acquisition of the management contract for the M&P restaurant in New York City amounting to $1,500 was being amortized over the fifteen-year period of the underlying operating lease, using the straight-line method. In connection with the adoption of FIN46 (R) during the fiscal year ended January 3, 2005, the $1,500 and related accumulated amortization were eliminated in the consolidation of M&P.

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

Amortization expense of intangible assets aggregated $495, $176  and $185 in fiscal 2006, 2005 and 2004, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations. Fiscal 2006 includes the write-off of the unamortized opening fees for the Smith & Wollensky units in New Orleans and Dallas.

(l) Deferred Rent

SWRG records rental expense on a straight-line basis from the date that SWRG takes control of the premises over the lease term, including renewal periods. Any difference between the calculated expense and the amounts actually paid are reflected as a deferred rent liability in the consolidated balance sheets. SWRG also includes in deferred rent liability landlord allowances for leasehold improvements, furniture, fixtures and equipment. These amounts are amortized on a straight-line basis from the date that SWRG takes control of the premise over the lease term, including renewal periods. Any rent expense incurred during the construction period was capitalized as a part of leasehold improvements and was amortized on a straight-line basis from the date operations commence over the remaining life of the lease, which included the renewal period. SWRG began expensing these costs starting in the first reporting period after September 15, 2005, SWRG will be expensing these costs in conjunction with FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”.

(m)  Marketing and Promotional Expenses

Marketing and promotional expenses in the accompanying consolidated statements of operations include advertising expenses of  $1,235, $1,860 and $2,289 for fiscal 2006, 2005, and 2004, respectively. Marketing and promotional costs are recorded as expense over the period receiving the promotional benefit within the fiscal year.

(n) Pre-Opening Costs

Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

(o) Debt Financing Costs

Deferred debt financing costs, which were included in other assets (see Note 9), relate to costs incurred in connection with bank borrowings and other long-term debt and are amortized over the term of the related borrowings. Amortization expense of deferred financing costs was $42, $61 and $112 in fiscal 2006, 2005 and  2004, respectively.

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

(q) Share - Based Compensation

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

The 2001 Stock Incentive Plan may be administered by SWRG’s Board of Directors or by its Compensation Committee, either of which may decide who will receive stock option or stock awards, the amount of the awards, and the terms and conditions associated with the awards. These include the price at which stock options may be exercised, the conditions for vesting or accelerated vesting, acceptable methods for paying for shares, the effect of corporate transactions or changes in control, and the events triggering expiration or forfeiture of a participant’s rights. The maximum term for stock options may not exceed ten years, provided that no incentive stock options may be granted to any employee who owns ten percent or more of SWRG with a term exceeding five years. Options that have been granted under the 2001 Stock Incentive Plan vest over a five year period.

Effective January 3, 2006, SWRG adopted the provisions of SFAS No. 123R. Under FAS123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. SWRG adopted the provisions of FAS123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption that vest in the current period as well as the vested portion of any new grant. Prior periods are not revised for comparative purposes. Because SWRG previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

FAS123R. The cumulative effect of applying the forfeiture rates to the old options is not material therefore not requiring an adjustment. FAS 123R requires that excess tax benefits related to stock options exercises be reflected as financing cash inflows instead of operating cash inflows.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of SWRG stock using weekly historical data for five years. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option, as provided under the short-cut method. SWRG uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted, were estimated based on the following weighted average assumptions:

	2006	2005	2004
Expected volatility	31.2%	32.1%	50.0%
Risk-free interest rate	4.9%	3.9%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	7.5 years	5 years	7 years
Estimated fair value per option granted	$5.06	$6.07	$5.12

On May 23, 2006, SWRG granted options to purchase 135,000 shares of common stock under the 2001 Stock Incentive Plan. The weighted average exercise price of the options granted was $5.14 per share, the fair market value of the underlying common shares at the date of grant was $5.06 per share. Each option granted in May 2006 will vest over a period of five years.

Stock option activity for the year ended January 1, 2007, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contracted	intrinsic
	options	price	term (years)	value
Outstanding at January 2, 2006	610,039	$5.23
Options granted	135,000	5.14
Options exercised	(1,183)	4.47
Options forfeited	(115,673)	5.89
Options outstanding at January 1, 2007	628,183	$5.03	6.79	$221
Options exercisable at January 1, 2007	383,003	$4.78	5.60	$219

The aggregate intrinsic value of options exercised during the three years ended January 1, 2007, January 2, 2006 and January 3, 2005 was approximately $1, $418, and $2, respectively.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

The impact on SWRG’s results of operations of recording share-based compensation for the year ended January 1, 2007 was to increase general and administrative expenses by approximately $222 and increased the net loss per share by $0.03 per basic and diluted share. This charge relates to the compensation charge on both the vested portion of awards issued prior to the adoption of FAS 123R and the vested portion of the options granted during the year ended January 1, 2007. The per share weighted average value of stock options granted during 2006, 2005 and 2004 was $5.14, $6.12, and $5.70, respectively.

As of January 1, 2007, there was approximately $451 of total unrecognized stock-based compensation cost related to options granted under the 2001 Stock Incentive Plan that will be recognized over the next five years.

A summary of our non-vested shares as of January 1, 2007 and changes during the year ended January 1, 2007 is presented below:

		Weighted average
		grant date
	Shares	fair value
Nonvested at January 2, 2006	288,316	$5.66
Granted	135,000	5.14
Vested	(81,897)	5.20
Forfeited	(96,239)	6.02
Nonvested at January 1, 2007	245,180	$5.41

Prior to the adoption of FAS 123R, SWRG applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No.  25  issued in March 2000 (“FIN 44”), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No.  123. This Statement amended FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Options given to a board member who was also a consultant of SWRG became variable options under FIN 44. The change in fair value of these options for the year ended January 2, 2006 resulted in an immaterial compensation expense and a compensation expense of $50 for the year ended January 2, 2005.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

The following table illustrates the effect on the net loss as if SWRG had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	January 2, 2006	January 3, 2005
Net loss	$(3,076)	$(2,040)
Add stock-based employee compensation expense (recovery) included in reported net income	—	(38)
Add (deduct) total stock-based employee compensation expense determined under fair value based method for all awards, net of Tax	(335)	(335)
Pro forma net loss	$(3,411)	$(2,413)
Basic and diluted	$(0.37)	$(0.26)
Weighted average common shares outstanding:
Basic and Diluted	9,263,673	9,377,223

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

(s) Fair Value of Financial Instruments

The carrying value of SWRG’s accounts receivable and accounts payable approximate their fair values based on the short-term nature of such items. The carrying value of the mortgage included in long-term debt approximates fair value since the interest rate is variable at terms currently available to SWRG. The fair value of the term loans and promissory notes was estimated using a discounted cash flow analysis based on SWRG’s incremental borrowing rate. The fair value of the term loans and promissory note at January 1, 2007 was approximately $3,431. Fair value of investments is determined by the most recently traded price of each security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

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

(w) Effect of New Accounting Standards

In February 2006, the FASB issued SFAS 155, Accounting for Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS 155 amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principle-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe the adoption of this standard will have a material impact on our financial condition or our results of operations.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We have completed our initial evaluation of the impact of the adoption of FIN 48 and determined that such adoption is not expected to have a material impact on its financial position or results from operations.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company has been accounting for sales tax as gross and is currently assessing the impact of presenting gross as opposed to net which will be disclosed at the beginning of Fiscal 2007.

In September 2006, The Securities and Exchange Commissions staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” methods. The roll-over method quantifies the amount by which the current year income statement is misstated. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach.”  SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 3, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company’s adoption of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements had no impact for the year ending January 1, 2007.

(x) Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform them to current presentation. There have been certain assets determined to be held for sale in fiscal 2006 that have been reclassed as such in fiscal 2005 for comparison (see Note 6).

(4) Net Loss Per Common Share

SWRG calculates earnings (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share are computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net loss per common share for fiscal 2006, fiscal 2005, and fiscal 2004 are the same as basic net loss per common share due to the antidilutive effect of the exercise of stock options. Such options amounted to 41,928, 55,461 and 128,941 shares for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

The following table sets forth the calculation for earnings per share on a weighted average basis:

	January 1, 2007(a)	January 2, 2006(a)	January 3, 2005(a)
Numerator:
Net loss available to common stockholders	$(4,233)	$(3,076)	$(2,040)

	Total Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares
Denominator:
Conversion of Preferred Stock on May 23, 2001	1,448,499	1,448,499	1,448,499	1,448,499
Beginning Common Shares	3,083,930	3,083,930	3,083,930	3,083,930
Initial Public Offering on May 23, 2001	4,750,000	4,750,000	4,750,000	4,750,000
Warrants exercised on June 14, 2001	71,837	71,837	71,837	71,837
Weighted average common shares outstanding:
Options exercised during 2003	21,983	21,983	21,983	21,983
Options exercised during 2004	2,100	2,100	2,100	974
Options exercised during 2005	212,284	212,284	66,710	—
Options exercised during 2006	1,183	975
Treasury Stock purchases during 2005(1)(2)(3).	(927,114)	(927,114)	(181,386)	—
Treasury Stock purchased during 2006 (1)	(74,059)	(71,583)
Basic and diluted(4)		8,592,911	9,263,673	9,377,223
Per common share—basic and diluted:
Net loss available to common stockholders		$(0.49)	$(0.33)	$(0.22)

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
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

SWRG  excluded  options to purchase  approximately 41,928, 55,461 and 128,941 shares of common stock, for the fiscal years ended January 1, 2007, January 2, 2006 and January 3, 2005, respectively, because they are  considered anti-dilutive.

(5) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and equity securities by major security type and class of security at January 1, 2007 and January 2, 2006 were as follows:

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At January 1, 2007:
Available for sale-short-term:
Equity securities	$118	193	—	$311
	$118	193	—	$311
At January 1, 2007:
Available for sale long-term:
Corporate debt securities	$3,175	—	—	$3,175
	$3,175			$3,175
At January 2, 2006:
Available for sale-short-term:
Equity securities	$118	147	—	$265
	$118	147	—	$265
At January 2, 2006:
Available for sale long-term:
Corporate debt securities	$4,175	—	—	$4,175
Equity securities	250	—	(8)	$242
	$4,425		(8)	$4,417

Maturities of debt securities classified as available for sale were as follows at January 1, 2007:

	Amortized Cost	Fair value
Available for sale:
Due after one year through five years	$—	$—
Due after five years through thirty years	3,175	3,175
Equity securities	—	—
	$3,175	$3,175

Proceeds from the sale of investment securities available for sale were $1,243, $3,750 and $925 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively and gross realized gains (losses) included in general and administrative expenses in fiscal 2004 were $20.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

(6) Property and Equipment

Property and equipment consists of the following:

	Jan.1 , 2007	Jan. 2, 2006
Land	$—	$—
Building and building improvements	—	—
Machinery and equipment	13,808	12,506
Furniture and fixtures	7,797	7,522
Leasehold improvements	50,853	49,943
Leasehold rights	3,376	3,376
Construction-in-progress	113	181
	75,947	73,528
Less accumulated depreciation and amortization	(29,762)	(25,957)
	$46,185	$47,571

Leasehold improvements include $6,564 of assets under capital lease and machinery and equipment includes $1,500 of assets under capital lease as of January 1, 2007. Depreciation and amortization expense of property and equipment was $4,530, $5,036 and $4,509 in fiscal 2006, 2005 and 2004, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. There was no interest capitalized in 2006 and 2005.

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. SWRG has insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W of New Orleans. SWRG recorded impairment charges for certain assets of approximately $2,676 and $750 for the years ended January 1, 2007 and January 2, 2006, respectively, which represent estimates of the maximum deductible which could be incurred under its insurance plan as well as an estimate of other impaired assets not believed to  be covered under its insurance plan. The impairment amount for the year ended January 2, 2006 is net of $100 of insurance proceeds SWRG has received that relates to content coverage. SWRG has also written off approximately $160 in inventories that spoiled or were destroyed by Hurricane Katrina for the year ended January 2, 2006. SWRG has received business interruption proceeds which are reflected in its statement of operation of $628 and $350 for the years ended January 1, 2007 and January 2, 2006, respectively.

On December 31, 2006, SWRG closed its Smith & Wollensky restaurant in Dallas, Texas (“S&W Dallas”) and also determined that S&W Dallas’ net fixed assets were impaired. An impairment charge of $3,157 was recorded for the year ended January 1, 2007. SWRG decided to close S&W Dallas because it was unable to achieve a level of income from operations that was in line with the Company’s expectations. SWRG has also decided to sell the land and building in which S&W Dallas is located. SWRG is currently under contract to sell the property for the Smith & Wollensky in Dallas for $3,900, less commission and other expenses of approximately $250. SWRG plans on closing on the sale of the Dallas property during the beginning of April 2007.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

On January 31, 2007, SWRG adopted a plan to close Cité to the public on April 2, 2007 because Cité  was unable to achieve a level of income from operations that was in line with its expectations. An impairment charge of $740 was recorded for the year ended January 1, 2007.

Assets available for sale consists of the following:

	Jan. 1, 2007	Jan. 2, 2006
Land	$3,218	$3,218
Building and building improvements	3,022	6,256
Machinery and equipment	1,243	1,569
Furniture and fixtures	573	825
Leasehold improvements	1,425	3,319
Leasehold rights	—	—
Construction-in-progress	—	—
	9,399	15,187
Less accumulated depreciation and amortization	(3,526)	(3,125)
	$5,873	$12,062

On January 1, 2006 SWRG closed the Manhattan Ocean Club and began renovations for its new concept, Quality Meats, which opened in the second quarter of fiscal 2006. The write-down of the impaired net property and equipment of MOC was approximately $302 for the fiscal year ended January 2, 2006.

(7) License Agreement

On August 16, 1996, SWRG entered into a License Agreement (the “Original License Agreement”) with St. James Associates (“St. James”), the owner of the Smith & Wollensky restaurant in New York. St. James is an entity related through common management and ownership (see Note 19).

The Original License Agreement provides SWRG with the exclusive right to utilize the Names throughout the United States and internationally, with the exception of a reserved territory, as defined. Consequently, SWRG may not open additional Smith & Wollensky restaurants or otherwise utilize the Names in the reserved territory. The Original License Agreement requires SWRG to make additional payments to St. James as follows: (i) $200 for each new restaurant opened (increasing annually commencing in 1999 by the lesser of the annual increase in the Consumer Price Index or a 5% increase of the fee required in the preceding year), (ii) a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, as defined, subject to certain annual minimums, and (iii) a royalty fee of 1% of annual gross sales for any steakhouses opened in the future by SWRG that does not utilize the Names. In addition, should SWRG terminate or default on the license, as defined, it is subject to a fee of $2,000 upon termination or $2,500 to be paid over four years.

On January 19, 2006, SWRG (the “Licensee”), signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “License Agreement”), with St. James Associates, L.P. (the “Licensor”), which provides for, among other things, a reduced licensing fee only for the opening of Grills that are less than 9,000 square feet. Pursuant to the License Agreement, the one-time opening fee paid to the Licensee for each new additional Wollensky’s Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the Original License Agreement. In addition, the annual royalty fee (“Grill

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

Royalty Fee”) will be reduced from 2% to 1% for annual sales from Wollensky’s Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the original licensing agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills.

There are future minimum royalty payments relating to clauses (ii) and (iii) of the second paragraph of this Note 7, which are as follows:

Fiscal year:
2007	$800
2008	800
2009	800
2010	800
2011	800
2012 and each year thereafter	800

During fiscal 2006, in connection with closing the Smith & Wollensky units in New Orleans and Dallas, SWRG wrote off the remaining opening fee balances of $332. Amortization expense for licensing agreements was $410, $166 and $158 in fiscal 2006, 2005 and 2004, respectively.

(8) Management Agreements

SWRG manages the Smith & Wollensky restaurant in New York City and receives annual management fees of 2.3% of restaurant sales. An unrelated general partner of St. James has the right to terminate the management agreement if SWRG’s Chairman no longer directs the delivery of the management services and if certain financial thresholds are not met.

Pursuant to the terms of a restaurant management agreement (the “Post House Agreement”) dated October 29, 1996, as amended, SWRG manages the Post House Restaurant in the Lowell Hotel and the food and beverage service for the Lowell Hotel. SWRG receives a management fee of 6% of gross revenue, as defined. The Post Agreement expired on January 23, 2007 and is subject to cancellation by either party under specified conditions. SWRG has a verbal agreement with the owners of The Post House to reduce the management fee under the Post House Agreement from 6.0% to 5.0%.

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

The Maloney Agreement requires that SWRG make the following minimum distributions to the restaurant owner, after payment of SWRG’s management fee:

Fiscal year:
2007	$480
2008	480
2009	480
2010	480
2011	480

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

As of September 30, 2002, SWRG had contributed $500 for the right to provide management services for the ONEc.p.s restaurant and had contributed, since the restaurants inception in September 2000, approximately $924 of additional funding for this restaurant. Under the terms of the agreement, SWRG was to be repaid for the additional funding it had provided. SWRG recorded a reserve of $300 in 2001 based on its determination that, at the time, part of the receivable might not be recoverable. During the third quarter ended September 30, 2002, SWRG determined that the carrying value of the management contract was impaired and the remaining investment of $398 was written off. In the fourth quarter of 2002, SWRG reached an agreement with Plaza Operating Partners, Ltd. in October 2002 and collected $300 as its share of the additional funding for operating losses. During the three months ended September 30, 2002, SWRG recorded an additional write-off of $324 for the remaining portion of the receivable.

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant located in the Plaza Hotel in New York (the “Hotel”), filed suit against Plaza Operating Partners, Ltd.(“POP”), ELAD Properties, LLC and CPS1, LLC in the Supreme Court of the State of New York, County of New York (the “Litigation”) for breach of contract. Pursuant to a restaurant management agreement described above under the heading, “Item 1. Business—Management Agreements—ONEc.p.s.” (the “Agreement”), Parade managed ONEc.p.s. and The Smith & Wollensky Restaurant Group, Inc. guaranteed Parade’s obligations under the Agreement.  Parade alleged, among other things, that the defendants (1) failed to pay a base management fee to Parade as provided for in the

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

Agreement, (2) failed to pay Hotel guest, room and credit account charges to Parade, and (3) failed to pay termination obligations to Parade in connection with the termination of the Agreement.  On February 28, 2005, POP served its answer and asserted a counterclaim for breach of contract seeking damages in excess of $500 and attorneys’ fees.  CPS 1 Realty and EL-AD Properties NY LLC (the “CPS 1 Defendants” and together with POP, collectively the “Defendants”) served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other union agreements and (3) is liable for damages totaling no less than $3,500 as well as attorneys’ fees and costs.  The CPS 1 Defendants subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the Agreement was terminated as a result of Parade’s default under the Agreement and that Parade is solely liable for the termination obligations or, in the alternative, that the Agreement was terminated as a result of insufficient funds to pay operating expenses and that the CPS 1 Defendants are liable for only 50% of the termination obligations. Under the Agreement, depending on how it is terminated, there are three possible scenarios as to which party is responsible for the termination obligations: (i) the Defendants are solely responsible; (ii) Parade is solely responsible; or (iii) the parties share the termination obligations on a 50-50 basis. On September 30, 2005, the CPS1 Defendants served a motion for summary judgment seeking judgment on their claim that the Agreement was terminated as a result of Parade’s default (the “Motion”). While the Motion was pending, the parties asked the Court to defer deciding the Motion to permit the parties an opportunity to negotiate a settlement.  The parties are attempting to negotiate a settlement of this litigation.

There have been three arbitrations arising out of the closing of ONEc.p.s restaurant and the lay off of its employees. On January 20, 2005 the arbitrator of the Hotel Industry (the “Arbitrator”) issued a decision directing ONEc.p.s. to post a bond in the amount of $608 (the “Bond”) pursuant to the terms of the collective bargaining agreement with the NY Hotel and Motel Trades Council (the “Union”). The Union claims that this is to cover potential severance, overtime and Health Benefit Fund obligations owed by ONEc.p.s. ONEc.p.s. has refused to post the Bond and contends that the obligations are owed by the owners and operators of the Plaza Hotel. The Union has compelled the Plaza Hotel's owners and operators to post the Bond and has begun the process of obtaining arbitration awards for the overtime, severance and Health Fund obligations. On May 12, 2005, the Arbitrator issued an award ordering ONEc.p.s. to pay $119 to the Union for severance and Health Benefit Fund contributions. On February 28, 2006, the Arbitrator issued an award ordering ONEc.p.s to pay $140 to the Union on behalf of the Health Benefit Fund for delinquent contributions. On March 29, 2006, the Arbitrator issued an award ordering ONEc.p.s. to pay $42 to the Union for additional severance.  Pursuant to the arbitration awards the amounts, if not paid by ONEc.p.s., can be drawn down from the Bond and the Union has begun drawing down on the Bond.  The Union has asserted a claim for “unpaid benefit days” in the amount of $220, which is currently pending before the Arbitrator and the Union has indicated that it intends to pursue a claim for overtime pay. SWRG estimates that the total amount of Union obligations is between $800 and $1,100. Any amounts owed to the Union with respect to the closing of ONEc.p.s. make up part of the counterclaims asserted by the CPS 1 Defendants in the Litigation.  It is a matter of contention as whether the Union claims are an obligation of ONEc.p.s. or an obligation of the owners and operators of the Plaza Hotel or both.  If Parade were to lose the counterclaims, however, SWRG’s results of operations and cash flows could be adversely affected. As of March 27, 2007 there were no changes to the status of these claims or counterclaims. Due to the uncertainty as to which party is liable, no amount has been accrued for in the financial statements as of January 1, 2007.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

SWRG is involved in various other claims and legal actions arising in the ordinary course of business from time to time. Except as set forth above, in the opinion of management, there are currently no legal proceedings the ultimate disposition of which would have a material adverse effect on SWRG’s consolidated financial position, results of operations or liquidity.

(9) Other Assets

Other assets consist of the following:

	Jan. 1, 2007(a)	Jan. 2, 2006(a)
Artwork—nondepreciable assets(d)	$1,801	$2,122
Smallwares(b)	1,121	1,076
Deferred debt financing costs(c)	91	51
Deposits	627	659
Other	296	300
	$3,936	$4,208

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

(b)          Smallwares consist of tableware, supplies and other miscellaneous items on-hand in inventory.

(c)           Deferred debt financing costs are being amortized over the term of the appropriate agreements.

(d)          During fiscal 2006, approximately $200 of nondepreciable assets were sold.

(10) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	Jan. 1, 2007(a)	Jan. 2, 2006(a)
Accounts payable	$4,539	$4,997
Accrued rent and real estate taxes	1,154	1,024
Accrued advertising	82	136
Accrued income taxes payable	690	519
Accrued professional fees	486	325
Sales taxes payable	916	787
Accrued payroll and payroll taxes	3,033	2,713
Gift certificates payable	1,304	1,363
Medical insurance claims payable	661	600
Litigation settlement payable	49	30
Other accrued expenses	1,242	1,084
	$14,156	$13,578

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

(11) Long-Term Debt

Long-term debt consists of the following:

	Jan. 1, 2007	Jan. 2, 2006
Mortgage and loan payable(a)	$1,349	$1,448
Promissory note(b)	1,775	1,867
Total debt	3,124	3,315
Less current portion	944	202
Long-term debt	$2,180	$3,113

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

(b)          On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of SWRG, signed a $2.0 million promissory note in favor of Hibernia National Bank (“Hibernia”). The $2.0 million was used by SWRG for construction costs related to the new Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of $17 for this note over the term of the note with a balloon payment of approximately $1,548 on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At January 1, 2007, New Orleans was not in compliance with the financial covenants contained in the agreement. On January 24, 2007, a letter was signed by Hibernia waiving the financial covenants contained in our promissory note for the year ended January 1, 2007 and through December 31, 2007. SWRG is currently in the process of amending the financial covenants contained in its promissory note with Hibernia.

(c)           On January 27, 2006, SWRG entered into a $5.0 million secured line of credit facility with Morgan Stanley (“Credit Agreement”). Under the Credit Agreement, SWRG is the borrower and Dallas S&W, L.P., a subsidiary of the borrower, along with SWRG are the Guarantors. The $5.0 million line can be used for general corporate purposes. SWRG may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at SWRG’s election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is guaranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and the Borrower. SWRG was in compliance with

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

all financial covenants with this Credit Agreement at January 1, 2007. There was no balance outstanding under this Credit Agreement at January 1, 2007. SWRG is currently under contract to sell the property for the Smith & Wollensky in Dallas for $3,900, less commission and other expenses of approximately $250. SWRG plans on closing on the sale of the Dallas property during the beginning of April 2007. On March 23, 2007, SWRG entered into an Amendment to Line of Credit Agreement with Morgan Stanley which released Dallas S&W, L.P. as the Guarantor as well as placing a restriction on SWRG from drawing down on this line of credit until SWRG is able to replace the collateral.

The weighted average interest rate of SWRG’s total debt was approximately 7.2% at January 1, 2007.

Principal payments on long-term debt are as follows:

Fiscal year:
2007	$944
2008	163
2009	1,640
2010	71
2011	77
Thereafter	229
$3,124

(12) Capital Lease Obligation

On March 23, 2005, S&W of Las Vegas, LLC (the “Borrower”) entered into a Contract of Sale (the “Las Vegas Agreement”) with Metroflag SW, LLC (the “Buyer”). Pursuant to the Las Vegas Agreement, on May 23, 2005, (i) the Borrower assigned to the Buyer its existing ground lease (the “Existing Lease”) in respect of the property located at 3767 Las Vegas Boulevard South, Las Vegas, Nevada (the “Las Vegas Property”), (ii) the Buyer purchased the Las Vegas Property pursuant to an option contained in the Existing Lease and (iii) the Borrower entered into a lease-back lease (the “New Lease”) pursuant to which the Borrower is leasing the Las Vegas Property. This transaction closed on May 23, 2005. The aggregate purchase price was $30,000 and was paid out as follows: (a) approximately $10,444 to the existing fee owner/ground lessor of the Las Vegas Property, and (b) the difference between $30,000 and the amount paid to the fee owner/ground lessor of the Las Vegas Property to the Borrower (approximately $19,556). The Borrower received net proceeds from the transaction equal to approximately $19,300 (after legal and other miscellaneous cost, but before taxes) and used approximately $9,200 of the net proceeds from the transactions to repay existing indebtedness. The net gain on this  transaction of approximately $13,500 is being deferred and recognized as a reduction in rent expense and interest expense over the life of the New Lease. At January 3, 2005, SWRG had a deferred tax asset of $9.8 million, which was fully reserved and included net operating loss and tax credit carryforwards of approximately $4.2 million that was reversed during the three months ended July 4, 2005 and was utilized against the tax gain associated with the sale of the Las Vegas property on May 23, 2005. In addition, a deferred tax asset of approximately $5.1 million was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. At January 1, 2007, SWRG recorded a full valuation allowance against the total deferred tax asset of $12.4 million, due to the uncertainty of this benefit being realized in the future.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

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

On December 23, 2004, Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P. (collectively, the “Lessees”), each a wholly-owned subsidiary of SWRG, entered into a Master Lease Agreement and related schedules (the “Lease”) with General Electric Capital Corporation, which subsequently assigned its rights, interests and obligations under the Lease to Ameritech Credit Corporation, d/b/a SBC Capital Services (“SBC”), pursuant to which SBC acquired certain equipment and then leased such equipment to the Lessees. The transaction enabled the Lessees to finance approximately $1,500 of existing equipment. Subject to adjustment in certain circumstances, the monthly rent payable under the Lease is $31. The Lessees are treating this transaction as a sale-leaseback transaction with the lease being classified as a capital lease. The gain recorded on the sale of approximately $151 was deferred and is being recognized over the life of the Lease. The $1,500 was used for construction costs related to the Smith & Wollensky restaurant in Boston. The monthly payments were calculated using an annual interest rate of approximately 7.2%. In connection with the transaction, SWRG entered into a corporate guaranty on December 23, 2004 to guarantee the Lessees’ obligations under the Lease. The Lessees may after 48 months, and after giving 30 days notice, purchase back all the equipment listed under the Lease at a cost of approximately $405. On January 11, 2007, SWRG made a final payment of $211 to AT&T Capital Services (formerly SBC) (“AT&T”) for the portion of its capital lease that related to certain equipment of the S&W of Dallas location. The remaining balance of the capital lease obligation with AT&T for certain equipment in the Smith & Wollensky’s in Houston and Boston continues to be outstanding.

Future minimum capital lease payments at January 1, 2007 are as follows:

Fiscal year:
2007	$605
2008	605
2009	605
2010	380
2011	330
Thereafter	19,287
Total future capital lease payments	21,812
Less: amount representing interest	(14,063)
Present value of net minimum capital lease payments	7,749
Less: current portion	148
Long-term obligations under capital leases at January 1, 2007	$7,601

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

The remainder of the fixed minimum annual rental payments is being treated as an operating lease (see Note 13).

(13) Commitments and Contingencies

Operating Lease Commitments

All of SWRG’s consolidated restaurants operate in leased premises, with the exception of the Smith & Wollensky locations in New Orleans and Dallas, which are owned properties. Remaining lease terms range from approximately 4 to 39 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such leases and/or scheduled minimum rent increases during the terms of the leases. Any rent expense incurred during the construction period was capitalized as a part of leasehold improvements and is being amortized on a straight-line basis from the date operations commence over the remaining life of the lease, which includes the renewal period. For any leases entered into after September 15, 2005, SWRG expenses these costs in conjunction with the FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at January 1, 2007 and January 2, 2006 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $9,120 and $9,133, respectively.

Future minimum annual rental commitments under all operating leases are as follows:

Fiscal year:
2007	$5,588
2008	5,459
2009	5,517
2010	5,646
2011	5,282
Thereafter	85,587
$113,079

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

SWRG is contingently liable under letters of credit aggregating $151 at January 1, 2007 and January 2, 2006, respectively, for deposits with the landlord of one of its restaurants and the corporate office.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

Rental expense consists of the following:

	Fiscal
	2006(a)	2005(a)	2004
Minimum rentals	$5,240	$4,935	$4,179
Contingent rentals	1,819	1,772	1,272
	$7,059	$6,707	$5,451

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

On December 14, 2006, SWRG through its affiliate, Atlantic & Pacific Grill Associates, L.L.C. (“A&P”), entered into (i) a Third Modification and Renewal of Lease (the “Café Lease Renewal”) with Beekman Tenants Corporation (“Beekman”) for the Park Avenue Café restaurant (the “Café”) and (ii) a Contract of Sale Agreement with Beekman (the “Townhouse Sale Agreement”) with respect to the Park Avenue Café Townhouse, a location adjacent to the Café that is used to facilitate private dining events (the “Townhouse”). The Café Lease Renewal extends the term of the lease until January 15, 2017 and increases the fixed minimum rent to $500 for the first lease year, with annual increases as defined. In addition, the Café Lease Renewal requires SWRG to make $300 of improvements to the leased space by September 30, 2007. In conjunction with the sale of the Townhouse, which is expected to close on or about September 30, 2007, SWRG plans on entering into a Fourth Modification with Beekman whereby it would leaseback the Townhouse for an additional rent starting at $100 per annum, with annual increases as defined. Due to the Café Lease Renewal, the Café, which had been scheduled to close on January 1, 2007, will remain open.

Legal Matters

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant located in the Plaza Hotel in New York (the “Hotel”), filed suit against Plaza Operating Partners, Ltd.(“POP”), ELAD Properties, LLC and CPS1, LLC in the Supreme Court of the State of New York, County of New York (the “Litigation”) for breach of contract. Pursuant to a restaurant management agreement described above under the heading, “Item 1. Business—Management Agreements—ONEc.p.s.” (the “Agreement”), Parade managed ONEc.p.s. and The Smith & Wollensky Restaurant Group, Inc. guaranteed Parade’s obligations under the Agreement.  Parade alleged, among other things, that the defendants (1) failed to pay a base management fee to Parade as provided for in the Agreement, (2) failed to pay Hotel guest, room and credit account charges to Parade, and (3) failed to pay termination obligations to Parade in connection with the termination of the Agreement.  On February 28, 2005, POP served its answer and asserted a counterclaim for breach of contract seeking damages in excess of $500 and attorneys’ fees.  CPS 1 Realty and EL-AD Properties NY LLC (the “CPS 1 Defendants” and together with POP, collectively the “Defendants”) served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other union agreements and (3) is liable for damages totaling no less than $3,500 as well as attorneys’ fees and costs.  The CPS 1 Defendants subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the Agreement was terminated as a result of Parade’s default under the Agreement and that Parade is solely liable for the termination obligations or, in the alternative, that the Agreement was terminated as a result of insufficient funds to pay operating expenses and that the CPS 1 Defendants are liable for only 50% of the termination

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

obligations. Under the Agreement, depending on how it is terminated, there are three possible scenarios as to which party is responsible for the termination obligations: (i) the Defendants are solely responsible; (ii) Parade is solely responsible; or (iii) the parties share the termination obligations on a 50-50 basis. On September 30, 2005, the CPS1 Defendants served a motion for summary judgment seeking judgment on their claim that the Agreement was terminated as a result of Parade’s default (the “Motion”). While the Motion was pending, the parties asked the Court to defer deciding the Motion to permit the parties an opportunity to negotiate a settlement.  The parties are attempting to negotiate a settlement of this litigation.

There have been three arbitrations arising out of the closing of ONEc.p.s restaurant and the lay off of its employees. On January 20, 2005 the arbitrator of the Hotel Industry (the “Arbitrator”) issued a decision directing ONEc.p.s. to post a bond in the amount of $608 (the “Bond”) pursuant to the terms of the collective bargaining agreement with the NY Hotel and Motel Trades Council (the “Union”). The Union claims that this is to cover potential severance, overtime and Health Benefit Fund obligations owed by ONEc.p.s. ONEc.p.s. has refused to post the Bond and contends that the obligations are owed by the owners and operators of the Plaza Hotel. The Union has compelled the Plaza Hotel's owners and operators to post the Bond and has begun the process of obtaining arbitration awards for the overtime, severance and Health Fund obligations. On May 12, 2005, the Arbitrator issued an award ordering ONEc.p.s. to pay $119 to the Union for severance and Health Benefit Fund contributions. On February 28, 2006, the Arbitrator issued an award ordering ONEc.p.s to pay $140 to the Union on behalf of the Health Benefit Fund for delinquent contributions. On March 29, 2006, the Arbitrator issued an award ordering ONEc.p.s. to pay $42 to the Union for additional severance.  Pursuant to the arbitration awards the amounts, if not paid by ONEc.p.s., can be drawn down from the Bond and the Union has begun drawing down on the Bond.  The Union has asserted a claim for “unpaid benefit days” in the amount of $220, which is currently pending before the Arbitrator and the Union has indicated that it intends to pursue a claim for overtime pay. SWRG estimates that the total amount of Union obligations is between $800 and $1,100. Any amounts owed to the Union with respect to the closing of ONEc.p.s. make up part of the counterclaims asserted by the CPS 1 Defendants in the Litigation.  It is a matter of contention as whether the Union claims are an obligation of ONEc.p.s. or an obligation of the owners and operators of the Plaza Hotel or both.  If Parade were to lose the counterclaims, however, SWRG’s results of operations and cash flows could be adversely affected. As of March 27, 2007 there were no changes to the status of these claims or counterclaims. Due to the uncertainty as to which party is liable, no amount has been accrued for in the financial statements as of January 1, 2007.

SWRG is involved in various other claims and legal actions arising in the ordinary course of business from time to time. Except as set forth above, in the opinion of management, there are currently no legal proceedings the ultimate disposition of which would have a material adverse effect on SWRG’s consolidated financial position, results of operations or liquidity.

Employment and Non-Competition Agreements

SWRG has an employment agreement with the Company’s Chief Executive Officer expiring in May 2011. The agreement entitles the Company’s Chief Executive Officer to a minimum salary, as well as an annual bonus based on targets set by its Board of Directors.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

Future minimum commitments under all employment agreements are as follows:

Fiscal year:
2007	$600
2008	600
2009	600
2010	600
2011	250
$2,650

SWRG has a non-competition agreement with the Company’s Chief Executive Officer expiring in May 2007. In consideration of this, SWRG made quarterly payments of $37 in fiscal 2004, fiscal 2003 and fiscal 2002 to the Company’s Chief Executive Officer. No additional payments are required under the non-competition agreement.

Other Commitments and Contingencies

On May 4, 2005, the Board of Directors (“Board”) of SWRG adopted a Management Retention Plan (“2005 Plan”). The Board adopted the plan in recognition of the importance to SWRG and its stockholders of assuring that SWRG has the continued dedication and full attention of certain key employees notwithstanding the possibility, threat or occurrence of a change in control, as defined in the 2005 Plan, that SWRG’s Board has not approved (“Unapproved Change of  Control”). Participants in the 2005 Plan will include SWRG’s executive officers, as well as certain other employees. Severance benefits, as defined in the 2005 Plan, would be provided upon qualifying terminations of employment in connection with or within 18 months following an Unapproved Change in Control.

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

(14) Income Taxes

The income tax provision for Fiscal 2006, 2005 and 2004 represents certain federal, state and local taxes. The provision for income taxes consists of the following:

	Fiscal
	2006(a)	2005(a)	2004
Federal:
Current	$—	$103	$—
State and local:
Current	639	551	225
	$639	$654	$225

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax loss as a result of the following:

	Fiscal 2006(a)	Fiscal 2005(a)	Fiscal 2004
Computed “expected” tax benefit	$(922)	$(481)	$(209)
Increase (reduction) in income taxes resulting from:
Change in the beginning of the year valuation allowance for deferred tax assets	1,357	1,149	1,494
State and local income taxes, net of federal income tax benefit	422	364	149
Tax credits	(523)	(602)	(1,351)
Nondeductible expenses	139	104	213
Other, net	166	120	(71)
	$639	$654	$225

(a)           Includes the accounts and results of the entity that owns M&P as a direct result of adoption of FIN46(R). See Note 2

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are presented below:

	Jan. 1, 2007(a)	Jan. 2, 2006(a)
Deferred tax assets:
AMT credit carryforward	$206	$309
Deferred rent	3,080	1,346
Accrued expenses	365	1,300
Historic rehabilitation and enterprise zone credits	924	924
FICA tax credits	3,527	4,286
Deferred gain on sale-leaseback	3,439	5,012
Property and equipment principally due to difference in depreciation and amortization	811	—
	12,352	13,177
Less valuation allowance	12,352	10,995
Deferred tax liabilities:	—	2,182
Property and equipment principally due to difference in depreciation and amortization	—	(2,182)
Net deferred tax assets	$—	$—

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

At January 3, 2005, SWRG had a deferred tax asset of $9,848, which was fully reserved and included net operating loss and tax credit  carryforwards  of approximately $4,200 that was reversed during the three months ended July 4, 2005 and was utilized  against the tax gain  associated  with the sale of the Las Vegas  property  on May 23,  2005. In addition, a deferred tax asset of approximately $5,100 was recorded during the three months ended July 4, 2005 for the temporary difference on the deferred gain relating to the sale of the Las Vegas property. As of January 1, 2007, SWRG has a full valuation allowance against the net deferred tax asset of $12,352, due to the uncertainty of this benefit being realized in the future. These tax credit carryforwards exist in federal and certain state jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income for federal and state purposes and SWRG’s resulting ability to utilize tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

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

The maximum number of shares of common stock available for issuance under the 2001 Stock Incentive Plan is 583,333 shares, increased by 4% of the total number of issued and outstanding shares of common stock (including shares held in treasury) as of the close of business on December 31 of the preceding year on each January 1, beginning with January 1, 2002, during the term of the 2001 Stock Incentive Plan. However, the number of shares available for all grants under the 2001 Stock Incentive Plan is limited to 11% of SWRG’s issued and outstanding shares of capital stock on a fully-diluted basis. Accordingly, the maximum number of options to purchase shares of common stock available for issuance in 2006 was approximately 191,000 shares. In addition, options may not be granted to any individual with respect to more than 500,000 total shares of common stock in any single taxable year (taking into account options that were terminated, repriced, or otherwise adjusted during such taxable year).

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

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

As of January 1, 2007, options to purchase 628,183 shares of common stock were outstanding under the 2001 Stock Incentive Plan.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

Activity relating to SWRG’s option plans was as follows:

	Number of options	Weighted average exercise price per share of common stock
Options outstanding at December 29, 2003	757,783	4.56
Options forfeited during Fiscal 2004	(30,347)	5.28
Options granted during Fiscal 2004	83,500	5.70
Options exercised during Fiscal 2004	(2,100)	5.61
Options outstanding at January 3, 2005	808,836	4.64
Options forfeited during Fiscal 2005	(135,513)	4.70
Options granted during Fiscal 2005	149,000	6.12
Options exercised during Fiscal 2005	(212,284)	3.96
Options outstanding at January 2, 2006	610,039	$5.23
Options forfeited during Fiscal 2006	(115,673)	5.89
Options granted during Fiscal 2006	135,000	5.14
Options exercised during Fiscal 2006	(1,183)	4.47
Options outstanding at January 1, 2007	628,183	$5.03

As of January 1, 2007, the weighted average remaining contractual life of options outstanding was five years. As of January 1, 2007, the following options were exercisable at the following exercise prices:

Number of options	Weighted Average Exercise price	Weighted Average Remaining contractual life (in years)
81,320	$3.88	5.7
100,000	4.27	5.7
35,900	5.04	6.5
6,000	5.12	6.6
147,683	5.70	5.3
12,100	6.12	8.5
383,003	$4.78	5.6

(16) Treasury Stock

On May 24,  2005,  SWRG  announced  that the Board of Directors of SWRG had authorized a stock  repurchase  program under which up to one million  shares of its common stock were authorized to be acquired in the open market over the 18 months following such authorization at the discretion of management.

The shares were purchased from time to time at prevailing market price through open market or unsolicited negotiated transactions, depending on market conditions. Under  the  program, the purchases were funded from available working capital, and the repurchased shares are held in treasury or used for ongoing stock issuances.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

During the fiscal year ended January 2, 2006, SWRG reacquired 927,114 shares of common stock pursuant to an approved, open market repurchase plan. Of the 927,114 shares of common stock acquired, pursuant to the  approved plan, 158,667 shares were acquired from James M. Dunn, the former President and General Manager of the Smith & Wollensky in Boston and 41,000 shares were acquired from Alan M. Mandel, the former Chief Financial Officer. SWRG recorded a compensation expense of $408 in conjunction with these purchases. The shares acquired through open market purchases have not been formally retired and, accordingly, are carried as treasury stock. During the fiscal year ended January 1, 2007, SWRG reacquired 74,059 shares of common stock pursuant to the open market repurchase plan.

(17) Impairment of Assets

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. SWRG has insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W of New Orleans. SWRG recorded impairment charges for certain assets of approximately $2,676 and $750 for the years ended January 1, 2007 and January 2, 2006, respectively, which represent estimates of the maximum deductible which could be incurred under its insurance plan as well as an estimate of other impaired assets not believed to  be covered under its insurance plan. The impairment amount for the year ended January 2, 2006 is net of $100 of insurance proceeds SWRG has received that relates to content coverage. SWRG has also written off approximately $160 in inventories that spoiled or were destroyed by Hurricane Katrina for the year ended January 2, 2006. SWRG has received business interruption proceeds which are reflected in its statement of operation of $628 and $350 for the years ended January 1, 2001 and January 2, 2006, respectively.

On December 31, 2006, SWRG closed its Smith & Wollensky restaurant in Dallas, Texas (“S&W Dallas”) and also determined that S&W Dallas’ net fixed assets were impaired. An impairment charge of $3,157 was recorded for the year ended January 1, 2007. SWRG decided to close S&W Dallas because it was unable to achieve a level of income from operations that was in line with the Company’s expectations. SWRG has also decided to sell the land and building in which S&W Dallas is located. SWRG is currently under contract to sell the property for the Smith & Wollensky in Dallas for $3,900, less commission and other expenses of $250. SWRG plans on closing on the sale of the Dallas property during the beginning of April 2007. On March 23, 2007, SWRG entered into an Amendment to Line of Credit Agreement with Morgan Stanley released Dallas S&W, L.P. as the Guarantor as well as placing a restriction on SWRG from drawing down on this line of credit until the collateral is replaced. Impairment charges for the Smith & Wollensky units in New Orleans and Dallas were based on estimated sale prices for the properties, less commission and other expenses.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

On January 31, 2007, SWRG adopted a plan to close Cité to the public on April 2, 2007 because Cité was unable to achieve a level of income from operations that was in line with its expectations. An impairment charge of $740 was recorded for the year ended January 1, 2007. The impairment charge for Cité was based on comparing the carrying amount of the assets with estimated future cash flows.

(18) Gift Card Liability

In April 2005, a new gift card tracking system was implemented to track the gift card liability. For gift cards issued prior to April 2005, SWRG used its best estimate to establish a liability for gift certificates issued , but not redeemed prior to April 2005 (“Old Gift Certificates”). Based on the redemption of Old Gift Certificates during the year ended January 2, 2006, a change in estimate was deemed necessary. The impact of this change was related to adjusting the gift card liability as a result of promotional gift cards being misapplied to the deferred gift card account and was to increase marketing and promotional expense therefore increasing SWRG’s net loss by $397 during the year ended January 2, 2006.

(19) Related Party Transactions

SWRG manages the Smith & Wollensky restaurant in New York City, and receives annual management fees of 2.3% of restaurant sales. An affiliate of the Company’s Chairman is a general and limited partner of St. James, which owns the Smith & Wollensky restaurant in New York and the Names in the reserved territory, as well as a general and limited partner of MW Realty Associates, which owns the property on which the New York Smith & Wollensky restaurant is located. Management fee revenue relating to this agreement amounted to approximately $613, $609 and $609 for fiscal 2006, 2005 and 2004, respectively.

Pursuant to the Original License Agreement with St. James, SWRG obtained the rights and license to use the Names for $2,500. The Original License Agreement also provides for additional payments to St. James relating to new restaurant openings and also contains a provision for the payment of a specified termination fee. SWRG must pay a royalty fee of 2% based upon annual gross sales for each restaurant utilizing the Names, subject to certain annual minimums. During fiscal 2006, 2005 and 2004, SWRG paid royalty fees of $1,886, $1,830 and $1,782, respectively.

On January 19, 2006, SWRG (the “Licensee”), signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “License Agreement”), with St. James Associates, L.P. (the “Licensor”) that provides for, among other things, a reduced licensing fee only for the opening of Wollensky’s Grills that are less than 9,000 square feet. Pursuant to the License Agreement, the one-time opening fee paid to the Licensee for each new additional Wollensky’s Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the Original License Agreement (see Note 7). In addition, the annual royalty fee (“Grill Royalty Fee”) will be reduced from 2% to 1% for annual sales from Wollensky’s Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the Original License Agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills.

One of SWRG’s directors has also provided consulting services to SWRG since 1997 on an at-will basis for which he receives $500 per day plus reimbursement for out-of-pocket expenses. In fiscal 2004 the

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

Company paid an aggregate of  $185 for such consulting services. Effective January 4, 2005, this director became an employee of SWRG.

(20) Benefit Plan

SWRG offers a 401(k) retirement savings plan to all full-time employees age 21 or older upon completing six-months of service (500 hours in any 6-month period). Employees may contribute a percentage of their gross salaries as defined in the plan, subject to limits prescribed by the IRS. SWRG contributions are at the discretion of the Board of Directors. Participant’s contributions and earnings are fully vested, SWRG contributions and earnings vest ratably over five years. For fiscal 2006, 2005 and 2004, SWRG contributions to the plan amounted to approximately $81, $102 and $105, respectively.

(21) Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	April 3, 2006	July 3, 2006	October 2, 2006(a)	January 1, 2007(a)
Consolidated restaurant sales	$30,812	$30,242	$27,557	$36,209
Management fee income	238	234	217	291
Operating income (loss)	923	1,060	(1,615)	(2,510)
Net income (loss) applicable to common shares	$508	$572	$(1,853)	$(3,460)
Net income (loss) per common shares:
Basic	$0.06	$0.07	$(0.22)	$(0.40)
Diluted	$0.06	$0.07	$(0.22)	$(0.40)
Weighted average shares used in computing net loss per share:
Basic	8,599,713	8,590,643	8,590,643	8,590,643
Diluted	8,643,359	8,653,060	8,590,643	8,590,643

	April 4, 2005	July 4, 2005	October 3, 2005	January 2, 2006(b)
Consolidated restaurant sales	$32,994	$31,971	$26,813	$33,669
Management fee income	251	248	216	279
Operating income (loss)	1,247	654	(2,930)	628
Net income (loss) applicable to common shares	$447	$104	$(3,230)	$(397)
Net income (loss) per common shares:
Basic	$0.05	$0.01	$(0.35)	$(0.04)
Diluted	$0.05	$0.01	$(0.35)	$(0.04)
Weighted average shares used in computing net loss per share:
Basic	9,378,415	9,375,371	9,342,232	8,958,679
Diluted	9,841,596	10,007,183	9,342,232	8,958,679

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

(a)           During the third quarter ended October 2, 2006, SWRG recorded an impairment of $828 for New Orleans. This expense became estimatable and determinable during the third quarter ended October 2, 2006. During the fourth quarter ended January 1, 2007, SWRG recorded an additional impairment of $1,848 for New Orleans based on revised estimated sales prices for the property and an impairment of $3,157 for Dallas was recorded as it was determined in the fourth quarter of 2006 to close this location. Furthermore, subsequent to year end the Company announced it was closing Cité, which resulted in an impairment in the  fourth quarter of 2006 of $740.

(b)          During the fourth quarter ended January 2, 2006, SWRG recorded an impairment of $750, net of $100 insurance proceeds, and a write down of renovated restaurant assets of $314. Both of these expenses became estimatable and determinable during the fourth quarter ended January 2, 2006.

(22) Subsequent Events

On January 10, 2007, SWRG entered into a Trademark License Agreement with Bryant Preserving Company (“Licensee”) to grant to Licensee the right to distribute and sell SWRG retail products, as defined (“Licensed Products”), through December 31, 2011, with an option for an additional five years. SWRG will receive a six percent royalty on sales of the Licensed Products and is subject to guaranteed minimum net sales levels, as defined. In addition, the Licensee agreed to reimburse SWRG for store slotting fees, as well as certain inventory, accounts receivable and accounts payable.

On January 11, 2007, SWRG made a final payment of $211 to AT&T Capital Services (formerly SBC) (“AT&T”) for the portion of its capital lease that related to certain equipment of the S&W of Dallas location. The remaining balance of the capital lease obligation with AT&T for certain equipment in the Smith & Wollensky’s in Houston and Boston continues to be outstanding.

As of January 31, 2007, La Cité Associates, L.P. (“Cité Associates”), a subsidiary of SWRG, entered into a Settlement Agreement and certain related documents with Rockefeller Center North, Inc., the landlord (“Landlord”) of the restaurant space occupied by the Cité restaurant (“Cité”) in New York City. The Settlement Agreement, among things, settled the lawsuit in which the Landlord alleged that Cité Associates was obligated to pay, but had not paid, percentage rent since January 1, 2001, with the Landlord acknowledging that Cité Associates was not, and to the end of the original lease term of September 30, 2009 will not be obligated to pay any percentage rent. In addition, unrelated to the lawsuit, on January 31, 2007, SWRG adopted a plan to close Cité to the public on April 2, 2007. We decided to close Cité because it was unable to achieve a level of income from operations that was in line with our expectations. Pursuant to the Settlement Agreement, Cité is required to make a one-time settlement payment to the Landlord of $85 and will then receive its $100 letter of credit posted with the Landlord as a security deposit under the lease. Cité Associates also agreed to terminate its lease for Cité and vacate the premises by April 6, 2007. An impairment charge of $740 was recorded for the year ended January 1, 2007.

On February 26, 2007, Patina Restaurant Group, LLC, a Delaware limited liability company (“Patina”), SWRG Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Patina (“Patina Sub”) and SWRG, entered into an agreement and plan of merger (the “Merger Agreement”). Under the terms of the Merger Agreement and subject to satisfaction or waiver of the conditions therein, Patina Sub will merge with and into SWRG, with SWRG surviving (the “Merger”). As a result of the Merger, SWRG will become a wholly-owned subsidiary of Patina (the “Surviving Corporation”). At the

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements January 1, 2007 and January 2, 2006 (Continued)
(in thousands, except shares and per share/unit amounts)

effective time of the Merger, each share of SWRG’s common stock, par value $0.01 per share (the “Common Stock”),  issued and outstanding immediately prior to the effective time of the Merger (other than any shares owned by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) shall be canceled and converted into the right to receive from the Surviving Corporation $9.25 in cash. The board of directors of SWRG (the “Board”) approved the Merger Agreement following the unanimous recommendation of a committee of the Board comprised entirely of independent directors (the “Special Committee”). The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the stockholders of SWRG, regulatory approvals and other customary closing conditions. Pursuant to Delaware General Corporation Law and SWRG’s charter, the Merger must be approved by the holders of a majority of the shares of the outstanding Common Stock. In addition, pursuant to the Merger Agreement, the Merger must be approved by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock present or voting by proxy at the stockholder meeting relating to the Merger (not including any shares of Common Stock beneficially owned by Mr. Alan Stillman), . SWRG, Patina and Patina Sub have made customary representations, warranties and covenants in the Merger Agreement. Among other things, SWRG may not solicit competing proposals or, subject to exceptions that permit the Special Committee or the Board to comply with their fiduciary duties, participate in any discussions or negotiations regarding alternative proposals. The Merger Agreement may be terminated under certain circumstances, including if the Special Committee or the Board has determined in good faith that it has received a superior proposal and complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, SWRG will be required to reimburse Patina for its transaction expenses up to $600 and, under specified circumstances, SWRG will be required to pay Patina a termination fee of $2,465.

SWRG is currently under contract to sell the property for the Smith & Wollensky in Dallas for $3,900, less commission and other expenses of $250. SWRG plans on closing on the sale of the Dallas property during the beginning of April 2007. On March 23, 2007, SWRG entered into an Amendment to Line of Credit Agreement with Morgan Stanley released Dallas S&W, L.P. as the Guarantor as well as placing a restriction on SWRG from drawing down on this line of credit until the collateral is replaced.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Allowance for Doubtful Accounts Receivable Deducted in the Balance Sheet from Accounts Receivable

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions	Balance at End of Period
Year ended January 1, 2007
Allowance for doubtful accounts	$42	$180	$(202)	$20
Year ended January 2, 2006
Allowance for doubtful accounts	$78	$41	$(77)	$42
Year ended January 3, 2005
Allowance for doubtful accounts	$95	$46	$(63)	$78

Deferred Income Tax Asset Valuation Allowance Deducted in the Balance Sheet
from Deferred Income Tax Assets

	Balance at	Provisions				Balance at
	Beginning	Charged to				End of
Period Ended	of Period	Operations	Other		Deductions	Period
Year ended January 1, 2007	$10,995	—	$1,357	(a)	—	$12,352
Year ended January 2, 2006	$9,848	—	$1,147	(b)	—	$10,995
Year ended January 3, 2005	$8,354	—	$1,494	(c)	—	$9,848

p

(a)           Other adjustments to the deferred income tax valuation allowance during the year ended January 1, 2007 include a $5,838 impairment charge.

(b)          Other adjustments to the deferred income tax valuation allowance during the year ended January 2, 2006 include a $5,012 deferred gain on sale leaseback, partially offset by utilization of $3,493 in NOL carryovers.

(c)           Other adjustments to the deferred income tax valuation allowance during the year ended January 3, 2005 include a $1,044 increase related to tenant improvement allowances and $402 in increases in gift card sales.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Document
2.1

Agreement and Plan of Merger, dated February 26, 2007, by and among Patina Restaurant Group, LLC, a Delaware limited liability company (“Parent”); SWRG Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Parent; and The Smith & Wollensky Restaurant Group, Inc., a Delaware corporation(21)(22)

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

10.99	Contract of Sale by and between S&W of Las Vegas, L.L.C. as the “Seller” and Metroflag SW, LLC as the “Buyer” dated as of March 21, 2005(15)
10.100	Letter from The Smith & Wollensky Restaurant Group, Inc. to Morgan Stanley Dean Witter dated April 26, 2005(15)
10.101*	Letter from The Smith & Wollensky Restaurant Group, Inc. to Alan M. Mandel dated as of June 20, 2000(15)
10.102	Lease by and between The Smith & Wollensky Restaurant Group, Inc. and Vanguard Properties Co., L.P. dated October 21, 2005.(16)
10.103

Line of Credit Agreement dated as of January 27, 2006 between The Smith & Wollensky Restaurant Group, Inc., as borrower, and Dallas S&W, L.P., as guarantor, and Morgan Stanley Dean Witter Commercial Financial Services, Inc., as lender(20)

10.104	Guaranty of Payment by Dallas S&W, L.P. in favor of Morgan Stanley Dean Witter Commercial Financial Services, Inc., dated as of January 27, 2006(20)
10.105	Joint and Several Hazardous Material Guaranty and Indemnification Agreement by The Smith & Wollensky Restaurant Group, Inc., and Dallas S&W, L.P. dated as of January 27, 2006(20)
10.106	Deed of Trust dated as of January 27, 2006 by Dallas S&W, L.P. for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc.(20)
10.107	Promissory Note by The Smith & Wollensky Restaurant Group, Inc. in favor of Morgan Stanley Dean Witter Commercial Financial Services, Inc., dated as of January 27, 2006(20)
10.108*	The Smith & Wollensky Group, Inc. 2005 Management Retention Plan, adopted May 4, 2005(18).
10.109	Letter to the Smith & Wollensky Restaurant Group from Hibernia National Bank dated January 24, 2007.(1)
10.110*	Consulting Arrangement with Alan M. Mandel(19)
10.111	Agreement, dated February 26, 2007, between Patina Restaurant Group, LLC and Alan Stillman relating to the transfer of SWRG assets to Mr. Stillman(21)
10.112	Voting Agreement, dated February 26, 2007, among Patina Restaurant Group, LLC and certain holders of Common Stock of The Smith & Wollensky Restaurant Group, Inc.(21)

10.113	Amended and Restated Sale and License Agreement between The Smith & Wollensky Restaurant Group, Inc. and St. James Associates, L.P., dated as of January 1, 2006(23)
10.114

Letter Agreement, dated February 26, 2007, relating to proposed amendments to Amended and Restated Sale and License Agreement dated as of January 1, 2006, by and between St. James Associates, L.P. and The Smith & Wollensky Restaurant Group, Inc.(21)

10.115	Letter Agreement dated February 26, 2007, between St. James Associates, L.P. and The Smith & Wollensky Restaurant Group, Inc. relating to royalty payments for Quality Meats(21)
10.116	Third Modification and Renewal of Lease with Beekman Tenants Corporation for Park Avenue Café restaurant(1)
10.117	Contract of Sale Agreement with Beekman for Park Avenue Café Townhouse(1)
10.118*	Amended and Restated Executive Employment Agreement between the Company and Mr. Alan N. Stillman, dated May 23, 2006(24)
10.119*	Compensation Arrangements with Named Executive Officers other than Mr. Stillman(1)
10.120	Contract of Sale between Dallas S&W, L.P. and Relentless Properties, LLC dated February 27, 2007(1)
10.121

Amendment to Line of Credit Agreement dated as of March 23, 2007 between The Smith & Wollensky Restaurant Group, Inc., as borrower, and Dallas S&W, L.P., as guarantor, and Morgan Stanley Dean Witter Commercial Financial Services, Inc., as lender(1)

21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm(1)
24	Power of attorney (see signature page to this Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

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

(21)   Previously filed and incorporated by reference herein from Registrant’s Form 8-K filed on February 28, 2007.

(22)   Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(23)   Previously filed and incorporated by reference herein from Registrant’s Form 8-K filed on January 24, 2006.

(24)   Previously filed and incorporated by reference herein from Registrant’s Form 8-K filed on May 30, 2006.

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