Form 10-K/A
period 2007-01-01
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2007-05-01
CIK 1137047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

EXPLANATORY NOTE

Unless the context requires otherwise, references to “we,” “us,” “our,” “SWRG” and the “Company” refer specifically to The Smith & Wollensky Restaurant Group, Inc. and its subsidiaries and predecessor entities.

We are filing this amendment on Form 10-K/A (“Amendment No. 1”) to amend our annual report on Form 10-K for the fiscal year ended January 1, 2007 (the “2006 10-K”), as filed with the Securities and Exchange Commission (the “SEC”)  on April 2, 2007, to include the information required by Part III of Form 10-K. The information required by Part III was previously omitted from the 2006 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy that is filed with the SEC no later than 120 days after the end of the fiscal year covered by the Form 10-K. Since we do not intend to file a definitive proxy statement within 120 days of our fiscal year end, we are hereby amending the 2006 10-K to provide the information required by Part III of Form 10-K.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), we have amended and restated Items 10 through 15 of our 2006 10-K in their entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2006 10-K.

ii

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth certain information concerning our directors:

Name of Director	Position with SWRG	Age	Director Since	Term Expires at Annual Meeting to be held in
Jacob Berman	Director	58	2003	2009
Richard A. Mandell	Director	64	2003	2008
Joseph E. Porcelli	Director	54	2006	2008
Alan N. Stillman	Chairman, Chief Executive Officer and Director	70	1997	2007
Robert D. Villency	Director	68	2002	2009
Eugene I. Zuriff	President and Director	68	1997	2009

Jacob Berman has been a director since 2003. Mr. Berman heads JB Advisors, Inc., a wealth management advisory firm. He co-founded Commercial Bank of New York in July 1988. Prior to the sale of Commercial Bank of New York in 2001, Mr. Berman served from 1988 until 2001 as its Chief Executive Officer and President. Mr. Berman was also a member of the Board of Directors of Commercial Bank of New York.

Richard A. Mandell has been a director since 2003. Mr. Mandell is a private investor and financial consultant. He was Vice President-Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1985, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He also serves as a director and chairman of the audit committee of Encore Capital Group, Inc. Mr. Mandell holds a BSE degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

Joseph E. Porcelli has been a director since February 1, 2006. Mr. Porcelli, a graduate of Fordham University and Brooklyn Law School, has been an attorney in private practice since 1979. From 1984 through 2003, he was a partner in the New York law firm Maloney & Porcelli. That firm was involved almost exclusively with representation of restaurants, wine and liquor wholesalers, importers, and others involved in the sale of alcohol beverages.

Alan N. Stillman, our founder, has been our Chairman and Chief Executive Officer and a director since 1997, and was our President from 1977 to 1997. He developed and founded his first restaurant, T.G.I. Fridays, in 1965. In 1975, Mr. Stillman sold his interests in the concept and focused on the high-end market, founding Smith & Wollensky in 1977. Mr. Stillman has also served as a director of Meals on Wheels USA for over 20 years.

Robert D. Villency has been a director since 2002. Mr. Villency was Chief Executive Officer of Maurice Villency, Inc., one of the largest contemporary retail furniture businesses in the United States, from 1965 to 2005. He was Chief Executive Officer of Roche Bobois USA, Ltd., a franchise of 31 retail stores throughout the United States and Canada, selling contemporary, high-end furniture, from 1974 until 2001. He is also a director and chairman of Maurice Villency, Inc. Mr. Villency is also a director of The National Alliance to End Homelessness, The World Presidents Organization and The Chief Executive Organization.

Eugene I. Zuriff has been a director since 1997 and our President since May 2004. He was a consultant to us from February 1997 to May 2004 and was actively involved in financing, lease negotiations and marketing activities for our new restaurants. From 1988 to 1997, Mr. Zuriff was the New York representative of Multi Commercial Bank in Geneva, Switzerland. He was Executive Vice President of Century Business Credit from 1969 to 1988 and in 1988 became Founding Director and member of the Executive Committee of the Commercial Bank of New York. Mr. Zuriff is a director and chairman of the audit committee of Doral Bank, FSB. He is a member of the board of directors of One Liberty Properties, Inc., a publicly traded real estate investment trust. Mr. Zuriff served as Chairman and Senior Chairman of the Health Care Chaplaincy.

Identification of Executive Officers.

Alan N. Stillman. See biographical information for Mr. Stillman above under “—Identification of Directors.”

Eugene I. Zuriff. See biographical information for Mr. Zuriff above under “—Identification of Directors.”

Kevin Dillon, age 46, has been with SWRG since 1982. Mr. Dillon started working within operations at the restaurant level and was promoted to General Manager of the Maloney & Porcelli restaurant in June 1996. In January 2004, Mr. Dillon became a member of the executive committee and began overseeing the operations for all of SWRG’s New York City restaurants. Mr. Dillon was promoted to Vice President of Operations in 2006 and currently oversees all restaurant operations of SWRG.

Samuel Goldfinger, age 38, has been our Chief Financial Officer, Executive Vice President of Finance, Treasurer and Secretary since July 2005. Mr. Goldfinger joined SWRG in August 1997 as our Director of Finance. During his tenure with SWRG, Mr. Goldfinger has handled a wide variety of financial areas, including financial reporting and budgeting. Prior to joining SWRG, Mr. Goldfinger was an audit manager from 1995 to 1997 with the certified public accounting firm of Goldstein Kessler & Co., P.C., where his primary focus was on clients within the restaurant industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of SWRG’s equity securities to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received, or written representations from certain reporting persons that no other reports were required, SWRG believes that all such persons complied with all Section 16(a) filing requirements in fiscal 2006, except that (i) Mr. Porcelli inadvertently filed (a) a Form 3 late upon becoming a director of SWRG and (b) a Form 4 late with respect to one transaction, (ii) Mr. Goldfinger inadvertently filed one Form 4 late with respect to one transaction and (iii) Mr. Stillman inadvertently filed two Form 4s late with respect to two transactions.

Code of Business Conduct and Ethics

Our board of directors has adopted the Smith & Wollensky Restaurant Group, Inc. Code of Business Conduct and Ethics, which applies to all of our employees and directors, including our Chief Executive Officer and Chief Financial Officer, who is our principal financial and accounting officer. The text of this code of ethics is posted in the Investor Relations section of our website located at www.smithandwollensky.com. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose any reportable waivers, if and when granted, of our Code of Business Conduct and Ethics in the Investor Relations section of our website located at www.smithandwollensky.com.

Audit Committee; Audit Committee Financial Expert

The Audit Committee is currently comprised of Messrs. Berman, Mandell and Villency. Mr. Mandell is the Audit Committee’s chairman. All current committee members meet the independence criteria for audit committees and have the qualifications set forth in the listing standards of NASDAQ and Rule 10A-3 under the Exchange Act. Our board of directors has determined that Mr. Mandell qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and that he has the financial sophistication required under the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

Item 11.   Executive Compensation.

COMPENSATION COMMITTEE REPORT(1)

Our compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Form 10-K/A. Based on this review and discussion, our compensation committee has recommended to our board of directors that the CD&A be included in our annual report on Form 10-K for the fiscal year ended January 1, 2007, as amended by this Form 10-K/A.

Joseph E. Porcelli
Robert D. Villency

COMPENSATION DISCUSSION AND ANALYSIS

Administration of Compensation Programs

Our compensation committee administers our compensation programs. Our compensation committee is currently comprised of two directors who have been appointed by our board of directors. Both members are independent within the meaning of the listing standards of NASDAQ. Our compensation committee is governed by a written charter adopted by our board of directors. The charter can be viewed on our website at www.smithandwollensky.com. We have four executive officers:  Mr Stillman, our Chairman, Chief Executive Officer and a director (our “CEO”); Mr. Zuriff, our President and a director (our “President”); Mr. Goldfinger, our Chief Financial Officer, Executive Vice President of Finance, Treasurer and Secretary (our “CFO”); and Mr. Dillon, our Vice President of Operations.

Compensation Philosophy and Program Objectives

Our compensation committee strives to ensure that our executive compensation programs will enable us to attract and retain key people and motivate them to achieve or exceed certain of our key objectives by making individual compensation directly dependent on level of job responsibility, individual performance and company performance.

Procedural Approach—Role of the Compensation Committee

Salary and bonus for our executive officers other than our CEO is proposed to our compensation committee by our CEO in the form of a memo. Our CEO consults with our other executive officers and makes a subjective assessment of company and individual performance in making his compensation recommendations to our compensation committee. If our compensation committee agrees with our CEO’s recommendations, it will approve the proposed compensation and our board of directors will subsequently approve the compensation approved and recommended by our compensation committee. Mr. Stillman’s salary and bonus is determined pursuant to the terms of his employment agreement. Salary for the current year and bonus for the preceding year are generally determined in January of each year. Equity awards for

(1)          The material in this report is not “solicitation material,” is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any filing of the company under the

Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

executive officers other than our CEO are also recommended to our compensation committee by our CEO, who consults with our other executive officers in determining the amounts of stock option awards. In the year ended January 1, 2007 (“Fiscal 2006”), options were granted to our CEO and CFO in June, as that was when our CEO’s former employment agreement expired and granting options at one time during the year is administratively convenient.

Our CEO’s compensation is generally determined by the terms of his employment agreement, which was negotiated between our CEO and our compensation committee and was approved by our board of directors on the recommendation of our compensation committee.

Our compensation committee held two meetings during Fiscal 2006 and acted by unanimous written consent on two occasions. With respect to Fiscal 2006 compensation for our executive officers other than our CEO, our compensation committee made salary decisions for Fiscal 2006 in January 2006, equity award decisions in May 2006 and bonus decisions in January 2007. Our compensation committee finalized our CEO’s employment agreement in May 2006. Our compensation committee did not engage in benchmarking with respect to the Fiscal 2006 compensation of our executive officers.

Compensation Structure

Overview of Elements of Pay

We use three main elements of compensation:

•       Annual Base Salary—Our CEO’s base salary is set forth in his employment agreement. The salaries of our other executive officers is determined each year as set forth above.

•       Annual Cash Bonuses—Variable pay in the form of cash bonuses that is designed to reward attainment of annual business goals; and

•       Stock Options—Awards of options to purchase our common stock that are designed to align our executive officers’ interests with those of our stockholders and to operate as retention and motivational vehicles through time vesting conditions.

In addition, pursuant to his employment agreement, our CEO may receive certain retirement, perquisites and other personal benefits as discussed below.

Detail of Elements of Pay

(1)   Base Salary

Increases or decreases in base salaries vary according to (i) individual contributions to our success, (ii) comparison to similar positions at other companies in comparable businesses, (iii) internal pay equity, and (iv) existing agreements to which we are a party.

Consistent with our philosophy of designing our executive compensation program to be competitive, our mix of compensation is more heavily weighted toward base annual salary, than the variable components of compensation. Executive officers are provided with opportunities for variable components of compensation, including annual cash bonuses and stock options.

Pursuant to the amended and restated employment agreement entered into as of May 1, 2001, Mr. Alan N. Stillman served as our CEO for a five-year term. During the term of this agreement, Mr. Stillman was entitled to a base salary of $690,000 per year, subject to annual five percent cost of living increases. For the year ended December 31, 2005, Mr. Stillman received a base salary of $838,699 pursuant to the terms of his former employment agreement. On May 23, 2006, we entered into a new employment agreement with Mr. Stillman pursuant to which Mr. Stillman agreed to continue serving as our chairman and chief executive officer for another five-year term through May 23, 2011, unless his employment agreement is terminated earlier pursuant to its terms (“Employment Term”). Pursuant to his current agreement, Mr. Stillman is entitled to a base salary of $600,000 per year for his services as our chairman and chief executive officer. It was determined to decrease Mr. Stillman’s salary due to our losses in recent years and to issue him stock options as discussed below as an incentive to promote stockholder value.

Our CFO received a salary of $170,000 for Fiscal 2006. His base salary was increased to $190,000 per year in January 2007. Our CFO’s salary was increased in 2007 due to his performance and that of SWRG.

Our President received a base salary of $165,000 for Fiscal 2006, and Mr. Dillon received a base salary of $120,000 for Fiscal 2006. Neither of these executives’ salaries changed for fiscal 2007, as our CEO and our compensation committee believed their salary levels were appropriate.

(2)   Annual Cash Bonus

We award annual cash bonuses to our executive officers, other than our CEO, based on our evaluation of each executive officer’s individual performance and contribution to our company for the fiscal year. The bonus serves as a short-term incentive to drive achievement of our annual performance goals and to focus executive behavior on the fulfillment of annual business objectives. Our performance goals generally are to improve over the prior year’s performance. However, bonuses are not strictly tied to achievement of these goals. Mr. Dillon received a bonus of $150,000 for Fiscal 2006 due to his performance and the improved operational performance of SWRG.

Pursuant to his employment agreement, our CEO is eligible to earn annual cash bonuses for between 0% and 50% of his base salary, dependent on our achievement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets set by our board of directors from time to time. Pursuant to the terms of our CEO’s employment agreement, if SWRG’s EBITDA is less than 90% of the targeted EBITDA for a given year, our CEO will receive no bonus compensation for that year. For each year in which SWRG’s EBITDA is equal to or greater than 90% of the targeted EBITDA for that year, our CEO’s bonus compensation shall increase on a straight line basis from 0% to a maximum of 50% of our CEO’s base salary in direct proportion to increases in EBITDA from 90% of the targeted EBITDA for such year to 110% of the targeted EBITDA for such year. No EBITDA targets were set for Fiscal 2006 and our CEO did not receive a bonus. EBITDA targets have also not been set with respect to fiscal 2007.

(3)   Stock Options

Our 2001 Stock Incentive Plan (our “2001 Plan”), which provides for the granting of stock options to purchase shares of our common stock and stock awards. Options may be incentive stock options, as defined in Section 422 of the Internal Revenue Code (the “Code”), granted only to our employees (including executive officers who are also employees) or non-qualified stock options granted to our employees, directors, officers and consultants. To date, we have only issued stock options pursuant to our 2001 Plan. Our 2001 Plan was adopted and approved by our board of directors in March 2001 and the stockholders in April 2001.

Our compensation committee believes that stock options provide an additional incentive to executive officers to work toward maximizing shareholder value. Our compensation committee views stock options as an important component of SWRG’s long-term, performance-based compensation program. We generally grant options that become exercisable over a five-year period as a means of encouraging executives and other employees to remain in our employ and to promote our success. Options granted to our executive officers and other employees have exercise prices equal to or above the fair market value of our common stock at the time of grant. This approach is designed to focus executives on the enhancement of stockholder value over the long term and encourage equity ownership in SWRG.

Options vest and become exercisable at such time as determined by our compensation committee. The initial option grant to a new employee is designed to be competitive with those of comparable companies for the level of the job that the executive holds and motivate the executive to make the kind of decisions and implement strategies and programs that will contribute to an increase in our stock price over time. Periodically, additional stock options may be granted to reflect the executive’s ongoing contributions to us. Generally, options granted to our executive officers vest over a five-year period to create an additional incentive for the executive to remain in our employ and to provide a long-term incentive to achieve or exceed our financial goals.

In Fiscal 2006, SWRG granted our CEO an option to purchase 100,000 shares of our common stock upon execution of his employment agreement on May 23, 2006 pursuant to the terms of his employment agreement entered into on that date. This option grant was made in part in consideration of the reduction in our CEO’s salary from $838,699 under the terms of his former employment agreement to $600,000 under the terms of his new employment agreement and to focus him on promoting stockholder value. Our CFO received an option to purchase 30,000 shares of our common stock in May 2006 in part due to his being elevated to the role of our chief financial officer in 2005. Our President and Mr. Dillon did not receive equity awards in Fiscal 2006, as our CEO and our compensation committee believed the level of their equity compensation was appropriate. All options granted to our executive officers during Fiscal 2006 vest over a five-year period.

(4)   Retirement, Perquisites and Other Personal Benefits

We do not maintain any defined benefit or supplemental executive retirement programs for our executive officers. However, our executive officers participate in compensation plans available to all employees, including our 401(k) retirement plan. Subject to the approval of our compensation committee, we match 50% of our employees’ contributions to the 401(k) plan, up to and including the first 3% of each employee’s compensation.

Our executive officers are entitled to complimentary dining services at our restaurants in order to become more familiar with our restaurants from the same perspective as our patrons. The aggregate incremental cost to SWRG of all perquisites and other personal benefits provided to each executive officer, other than our CEO, in Fiscal 2006 was less than $10,000.

Pursuant to our CEO’s employment agreement, in the event that his employment is not renewed upon the expiration of his Employment Term upon terms mutually acceptable to the parties, then our CEO has the option to serve as a consultant to SWRG for a period of five years beginning on the day after the expiration (the “Consulting Period”). During the Consulting Period, our CEO is entitled to receive compensation at the rate of $150,000 per calendar year. In addition during our CEO’s Employment Term and the Consulting Period, our CEO is entitled to, at the expense of SWRG, an automobile, a driver, an office, an assistant and tax advice and assistance in filing his tax returns, in each case consistent with such benefits received by our CEO prior to the date hereof (the “Fringe Benefits”). During our CEO’s Employment Term, we will provide our CEO with group health, dental, disability and life insurance protection (the “Customary Benefits”) to the same extent that we make such protection available to our other key executive employees  In addition, following the expiration of his Employment Term, our CEO and his family will be provided with the Customary Benefits for five additional years, even if he does not serve as a consultant.

Pay Mix

In determining the overall mix of elements comprising total compensation, our compensation committee places greater emphasis on fixed base salary, which may be supplemented with annual cash bonuses and stock awards. Accordingly, a significant portion of total compensation earned by each executive officer is comprised of a competitive base annual salary. This approach to compensation provides our executives with a base level of compensation, while motivating them to enhance our business and achieve our goals, thereby producing a high level of performance for SWRG and greater variable pay for the executive. We also award significant levels of long-term incentive and performance-based compensation by granting options to purchase our common stock. The stock options, through time vesting, provide a counter-balance to short-term annual cash bonus compensation and advances our retention and motivation compensation objectives. Finally, with respect to our CEO, we have provided him significant post-retirement benefits as an inducement for him to remain in our employ.

We chose the amount of each element our CEO’s compensation based on the compensation committee’s subjective assessment of the level of compensation necessary to retain him and to sufficiently incentivize him to continue to promote stockholder value. In particular, our compensation committee considered the fact that our CEO is SWRG’s founder, his importance to the operations of SWRG, his extensive experience in the restaurant business and the committee’s belief that our CEO could command significant compensation at another organization in determining the amount of each element of compensation. We chose the amount of each element of compensation paid to our executive officers other than our CEO based on our compensation committee’s subjective assessment, with input from our CEO, of the level of compensation necessary to retain our executive officers and to incentivize them to continue to promote stockholder value.

Post-Employment Severance and Change-in-Control Benefits

Potential Post-Employment Payments to Our CEO

As discussed below under “Executive Compensation—Potential Post-Employment Payments to Our CEO,” our CEO may receive post-employment benefits pursuant to the terms of his employment agreement.

Our CEO’s Non-Competition Agreement

We have also entered into a non-competition agreement with our CEO. This agreement requires our CEO to keep our proprietary information confidential until the date that is one year after the later of the expiration of our CEO’s Employment Term or, if applicable, the Consulting Period (the “Restricted Period”).  In consideration of this agreement, we were required to pay Mr. Stillman $36,774 at the end of each fiscal quarter in 2002, 2003 and 2004. The agreement also contains a provision prohibiting our CEO from engaging or participating in any business that owns, operates or manages one or more high-end steak restaurants that operate within a five mile radius of any of our owned or managed restaurants during the Restricted Period.

2005 Management Retention Plan

In 2005, our board of directors adopted The Smith & Wollensky Group, Inc. 2005 Management Retention Plan (our “2005 Retention Plan”). The Board adopted our 2005 Retention Plan in recognition of the importance to SWRG and our stockholders for assuring we have the continued dedication and full attention of certain key employees notwithstanding the possibility, threat or occurrence of a “change in control” that has not been approved by our board of directors. The terms of our 2005 Retention Plan are discussed below under “Executive Compensation—Potential Payments Upon Certain Change in Control Transactions.”  Our board of directors determined the amounts payable under our 2005 Retention Plan based on a schedule provided by management showing suggested retention and severance benefits for each employee.

2007 Change In Control Protection Plan

As previously disclosed, we have entered into a definitive merger agreement with Patina Restaurant Group, LLC pursuant to which Patina agreed to acquire SWRG in an all-cash merger at a price of $9.25 per share. As also previously disclosed, on Friday, March 16, 2007, we received an unsolicited proposal from Landry’s Restaurants, Inc. to acquire SWRG at $9.75 per share. In light of the potential change in our control and the uncertainties facing employees in connection with a change in our control, on April 16 2007, our board of directors established The Smith & Wollensky Restaurant Group, Inc. Change In Control Protection Plan (our “2007 CIC Plan”) to provide for specified retention and severance benefits to specified employees (“Participants”) who may be adversely affected by a change in our control. The terms of our 2007 CIC Plan are discussed below under “Executive Compensation—Potential Payments Upon Certain Change in Control Transactions.”  Our board of directors determined the amounts payable under our 2007 CIC Plan based on a schedule provided by management showing suggested retention and severance benefits for each employee.

Stock Ownership Guidelines

We do not currently have stock ownership guidelines for our executive officers.

Impact of Tax and Accounting

Section 162(m) of the Internal Revenue Code limits the deductibility in our tax return for compensation over $1 million to any of our executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. Our compensation committee’s policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted, while simultaneously providing our executives with appropriate rewards for their performance and therefore our compensation committee may when determined appropriate authorize the payment of compensation to executive officers outside the limits of Section 162(m).

Conclusion

Our compensation committee believes that the total compensation paid to each of our executive officers is competitive and appropriate in view of SWRG’s business achievements and the individual performance of the executive officers in Fiscal 2006.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows compensation awarded, paid to or earned by executive officers for Fiscal 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Alan N. Stillman(2)	2006	$600,000	—	$66,659	$140,304	(3)	$806,963
Chairman of the Board, Chief Executive Officer
Eugene I. Zuriff	2006	$165,000	$60,000	$16,072	$2,425	(4)	$243,497
President
Samuel Goldfinger	2006	$170,000	$50,000	$18,975	$3,481	(4)	$242,456
Chief Financial Officer, Executive Vice President of Finance, Treasurer, Secretary
Kevin Dillon	2006	$120,000	$150,000	$1,888	$2,847	(4)	$274,735
Vice President of Operations

(1)          The value shown for the option awards is based on the dollar amount of the compensation cost of the awards recognized for financial statement reporting purposes for Fiscal 2006, in accordance with FAS 123R. The assumptions made in the valuation of the option awards are discussed in paragraph (q) “Share—Based Compensation” in Note (3) “Summary of Significant Accounting Policies” to our consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 1, 2007.

(2)          Mr. Stillman’s son, Michael Stillman, is an employee of SWRG. Michael Stillman received a salary of $70,000 in 2006 and earned a bonus of $30,000 in 2006.

(3)          For Mr. Stillman this amount includes:

•       $65,334 for his driver (includes payroll taxes);

•       $14,784 for his automobile lease;

•       $40,500 for tax advice and assistance in filing his tax returns;

•       $13,021 for 20% of the life insurance policy premium on a $5.0 million life insurance policy on Mr. Stillman for which he is the beneficiary of 20%; and

•       $6,665 for life insurance premiums paid on behalf of the executive officer and 401(k) matching contributions.

(4)          Consists of life insurance premiums paid on behalf of the executive officer and 401(k) matching contributions.

Grants of Plan-Based Awards in Fiscal 2006

The following table shows certain information regarding grants of plan-based awards to our executive officers. The options disclosed in the table have a ten year term and vest in five equal annual installments on each of May 23, 2007, May 23, 2008, May 23, 2009, May 23, 2010 and May 23, 2011.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)(1)	Closing Market Price on Date of Grant(1)	Grant Date Fair Value of Stock and Option(1)
Alan N. Stillman	May 23, 2006	100,000	(2)	$5.18	$5.06	$227,148
Eugene I. Zuriff	—	—		—		—
Samuel Goldfinger	May 23, 2006	30,000		$5.18	$5.06	$68,144
Kevin Dillon	—	—		—		—

(1)          These stock options were granted at 100% of “fair market value” on the date of their grant. Pursuant to the terms of our 2001 Plan, the “fair market value” is defined as the mean between the high and low sales prices as reported in The Nasdaq National Market for the business day immediately preceding the date of the grant. Accordingly, the exercise price for these options does not match the closing price of our common stock on the date of grant.

(2)          Mr. Stillman’s options were granted to him pursuant to the terms of his employment agreement.

Outstanding Equity Awards at Fiscal 2006 Year-End Table

The following table shows certain information regarding outstanding equity awards at Fiscal 2006 year end.

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Alan N. Stillman	—	100,000	(1)	5.18	05/23/2016
	4,000	6,000	(2)	5.70	08/18/2014
	100,000	—		3.88	09/05/2012
	6,667	—		3.88	09/05/2012
	25,000	—		3.88	09/05/2012
TOTAL	135,667	106,000
Eugene I. Zuriff	2,000	3,000	(2)	5.70	08/18/2014
	6,000	4,000	(3)	5.04	06/25/2013
	3,333	—		3.88	09/05/2012
	30,000	—		5.70	07/09/2011
TOTAL	41,333	7,000
Samuel Goldfinger	—	30,000	(1)	5.18	05/23/2016
	1,000	4,000	(4)	6.12	07/14/2015
	400	600	(2)	5.70	08/18/2014
	1,800	1,200	(3)	5.04	06/25/2013
	2,000	—		3.88	09/05/2012
	20,000	—		5.70	07/09/2011
TOTAL	25,200	35,800
Kevin Dillon	1,000	4,000	(4)	6.12	07/14/2015
	2,000	3,000	(2)	5.70	08/18/2014
	1,800	1,200	(3)	5.04	06/25/2013
	667	—		3.88	09/05/2012
	850	—		3.88	09/05/2012
	3,000	—		5.70	07/09/2011
TOTAL	9,317	8,200

(1)          These options have a ten year term and vest in five equal annual installments on each of May 23, 2007, May 23, 2008, May 23, 2009, May 23, 2010 and May 23, 2011.

(2)          These options have a ten year term and vest in three equal annual installments on each of August 18, 2007, August 18, 2008 and August 18, 2009.

(3)          These options have a ten year term and vest in two equal annual installments on each of June 25, 2007 and June 25, 2008.

(4)          These options have a ten year term and vest in four equal annual installments on each of July 14, 2007, July 14, 2008, July 14, 2009 and July 14, 2010.

Option Exercises

No executive officer exercised options during Fiscal 2006.

Potential Payments Upon Certain Change in Control Transactions

2005 Management Retention Plan

In 2005, our board of directors adopted The Smith & Wollensky Group, Inc. 2005 Management Retention Plan (our “2005 Retention Plan”). The Board adopted our 2005 Retention Plan in recognition of the importance to SWRG and our stockholders for assuring we have the continued dedication and full attention of certain key employees notwithstanding the possibility, threat or occurrence of a Change in Control (defined below to include, with certain exceptions, a merger, consolidation, statutory share exchange, sale of all or substantially all of our assets or involving SWRG without the prior approval of our board of directors). Severance benefits would not be paid under our 2005 Retention Plan in connection with a merger that is approved by our board of directors.

Severance Benefits.   Generally, a participant in our 2005 Retention Plan will receive severance benefits in an amount specified in his or her participation agreement if he or she experiences a Specified Termination (as defined below). Generally, the severance benefits consist of the following:

•       cash severance pay equal to 1.00 to 2.99 times the participant’s average W-2 income for the five years before the Change in Control;

•       full vesting of any outstanding stock options or restricted stock awards;

•       eligibility to receive SWRG-paid COBRA continuation coverage for the participant, his or her spouse, dependents for the period, if any, set forth in the participant’s participation agreement; and

•       Indemnification for excise taxes under 4999 of the Internal Revenue Code of 1986, as amended (“Excise Taxes”).

Conditions to Receipt of Severance Benefits.   As a condition for the payment of severance benefits, our 2005 Retention Plan requires that participants:

•       execute a general release of claims in favor of SWRG and its affiliates; and

•       agree to certain post-employment covenants, including those relating to non-disparagement, the disclosure of confidential information and the return of all SWRG property.

Definition of Specified Termination.   For the purposes of our 2005 Retention Plan, a Specified Termination generally means that, at a time as of the date of or within 18 months after the consummation of a Change in Control, either:

•       the participant has resigned from SWRG for Good Reason (as defined below), or

•       the participant’s employment with SWRG is involuntarily terminated by SWRG without Cause (as defined below).

A Specified Termination will not include a transfer of an employee’s employment to a parent of SWRG, if any, or an affiliate of such a parent, or an affiliate of SWRG, in anticipation of or after a Change in Control, in which case the participant continues to be a participant under our 2005 Retention Plan.

Definition of Good Reason.   For the purposes of our 2005 Retention Plan, Good Reason generally means:

•       any material reduction by SWRG in the participant’s base salary below the amount in effect immediately prior to the Change in Control;

•       the requirement that the participant change his or her principal location of work to any location that is outside the Borough of Manhattan; or

•       any material change in the participant’s rights, duties, or responsibilities as an employee following the Change in Control as compared to those in effect before the Change in Control.

Definition of Cause.   For the purposes of our 2005 Retention Plan, Cause generally means:

•       the participant shall have been convicted of, or shall have pleaded guilty or nolo contendere to, any felony or a crime involving moral turpitude;

•       the participant shall have refused to perform his or her duties with SWRG and such refusal shall have continued for a period of 10 days following written notice from our board of directors, it being understood that the failure of SWRG to achieve its business plan or projections shall not itself be considered a failure or refusal to perform duties;

•       the participant shall have intentionally committed any fraud, embezzlement, misappropriation of funds, breach of fiduciary duty or other act of dishonesty against SWRG which has a material adverse effect on the SWRG; or

•       the participant shall have

•        failed to perform his or her duties with SWRG in a manner that is reasonably satisfactory to our board of directors,

•        refused to carry out the duties assigned to the participant by his or her supervisor, or

•        breached any one or more of the material provisions of his or her employment agreement, if any.

Definition of Change in Control.   The term “Change in Control” means the occurrence of any of the following events, subject to the plan administrator’s absolute discretion to interpret this definition in a manner that conforms with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and associated regulations:

•       the consummation of a merger, consolidation, statutory share exchange, sale of all or substantially all of the assets of SWRG or similar form of corporate transaction involving SWRG without the prior approval of our board of directors, unless immediately following such transaction more than 50% of the outstanding securities entitled to vote generally in the election of directors or other capital interests of the acquiring corporation or entity is owned, directly or indirectly, by persons who were stockholders of SWRG immediately prior to the transaction or transactions; or

•       any person is or becomes, without the prior approval of our board of directors, the beneficial owner, directly or indirectly, of securities of SWRG representing 30% or more of the combined voting power of the our then outstanding voting securities; or

•       SWRG substantially completes a plan of complete liquidation or dissolution whether in a transaction or a series of transactions; or

•       the individuals who constituted our board of directors at the beginning of any period of two consecutive calendar years (the “Incumbent Directors”) cease for any reason to constitute at least a majority of our board of directors; provided that any person becoming a director  subsequent to the beginning of such two-year period, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then members of our board of directors shall be an Incumbent Director.

Timing of Payments.   Payments under our 2005 Retention Plan are to be made in cash as soon as administratively practicable after a Specified Termination.

Creation of Trust to Fund Payments under Our 2005 Retention Plan.   In the event of a Change in Control, our 2005 Retention Plan requires us to create and fund an irrevocable rabbi trust that will become the primary source of payments.

Severance Benefits for SWRG’s Executive Officers.   SWRG’s board of directors has authorized severance benefits for our executive officers. As noted below, to the extent our executive officers receive benefits under our 2007 CIC Plan, they will not receive any benefits under our 2005 Retention Plan. In accordance with SEC rules, assuming the severance benefits were triggered as of December 29, 2006, the last business day of our last completed fiscal year, and using the closing price of our common stock on December 29, 2006 of $5.09, the following tables provide estimates of the benefits that would have been received by our executive officers pursuant to our 2005 Retention Plan:

Cash Payments

Executive Officer	Amount of Severance Benefits
Alan Stillman	$2,531,637
Chairman of the Board, Chief Executive Officer
Eugene I. Zuriff	$549,897
President
Samuel Goldfinger	$457,982
Chief Financial Officer, Executive Vice President of Finance, Treasurer, Secretary
Kevin Dillon	$437,410
Vice President of Operations

Vesting of Stock Option Awards

The estimated potential value of the vesting of stock options is equal to, with respect to each grant, the amount, if any, by which (i) the product of (a) the aggregate number of shares of our common stock subject to an unvested option and (b) the closing price of our common stock on December 29, 2006 ($5.09) exceeds (ii) the aggregate exercise price of the shares of our common stock underlying the unvested stock option.

Executive Officer	Estimated Value of Vesting of Outstanding Stock Awards
Alan Stillman	$—
Eugene I. Zuriff	$200
Samuel Goldfinger	$60
Kevin Dillon	$60

SWRG-Paid COBRA Continuation Coverage

The estimated value of SWRG-Paid COBRA continuation of medical and dental coverage for each executive officer (other than Mr. Zuriff who does not participate in our health plans and would therefore not receive any COBRA continuation benefits) was calculated by taking the current monthly COBRA rates for that executive officer and multiplying that number by 18, which is the number of months for which each of our executive officers is entitled to receive COBRA continuation coverage if the 2005 Retention Plan is triggered.

Executive Officer	Estimated Value of SWRG-Paid Cobra Continuation Coverage for 18 Months
Alan Stillman	$21,447
Eugene I. Zuriff	—(1)
Samuel Goldfinger	$21,447
Kevin Dillon	$17,570

(1)          Mr. Zuriff is not a participant in SWRG’s medical and dental plans.

Indemnification for Excise Taxes

The following table provides and estimate of the payments that would be made to our executive officers for Excise Taxes if the 2005 Retention Plan were triggered as of December 29, 2006:

Executive Officer	Payments for Excise Taxes
Alan Stillman	$3,276,975
Eugene I. Zuriff	$231,609
Samuel Goldfinger	$231,309
Kevin Dillon	$—

Change in Control Protection Plan

General.   On April 16, 2007, our board of directors adopted a Change in Control Protection Plan (our “2007 CIC Plan”), which permits us to provide specified retention and severance benefits (collectively,  “Change in Control  Benefits”) to specified employees (“Participants”) who may be adversely affected by a change in our corporate control. Employees are eligible to participate in our 2007 CIC Plan after they have been given a participation agreement signed by a duly authorized officer of SWRG. For purposes of our 2007 CIC Plan, the definition of Change in Control is the same as it is for our 2005 Plan, except that under our 2007 CIC Plan, a Change in Control generally includes a merger that is approved by our board of directors. Thus, Change in Control Benefits may be triggered in the event we consummate a merger or similar transaction that is approved by our board of directors. Our 2007 CIC Plan provides that any Participant in the plan agrees that he or she is not entitled to any benefits under any prior retention or similar plan of SWRG. However, on April 30, 2007, our 2007 CIC Plan was amended to clarify that, if a change of control that has not been approved by our board of directors triggers benefits under our 2005 Retention Plan and our 2007 CIC Plan, participants in our 2005 Retention Plan will receive benefits under that plan and will not be entitled to benefits under our 2007 CIC Plan. No Participant would receive benefits under our 2007 CIC Plan and our 2005 Retention Plan.

Retention Benefits.   Generally, a Participant will receive a retention benefit in the amount specified in his or her participation agreement if a Change in Control occurs and the Participant remains employed until the retention date specified in that Participant’s participation agreement (the “Retention Date”) or the Participant incurs a Covered Termination (as defined below).

Severance Benefits.   Generally, a Participant will receive severance benefits in an amount specified in his or her participation agreement if he or she incurs a Covered Termination on or after a Change in Control. However, a Participant will not be entitled to severance benefits if he or she is offered employment with any entity or person that acquires SWRG (including Alan Stillman, SWRG’s Chairman and Chief Executive Officer,  or any entity he directly or indirectly controls) at a salary that is not 5% less than the Participant’s salary prior to the Change in Control and that does not require the Participant to move from his or her current work location. As a condition for the payment of severance benefits, our 2007 CIC Plan requires that Participants:

•       agree not to accept employment from Alan Stillman or any entity that he directly or indirectly controls during the Severance Payment Period (as defined below);

•       execute a general release of claims in favor of SWRG and its affiliates, including non-disparagement and confidentiality agreements; and

•       agree to certain post-employment covenants.

Definition of Covered Termination.   For the purposes of our 2007 CIC Plan, a Covered Termination means that, at any time on or after the later of a Change in Control or, if applicable, the Retention Date, either:

•       the Participant has resigned from SWRG for Good Reason (as defined below), or

•       the Participant’s employment with SWRG is involuntarily terminated by SWRG without Cause (as defined below);

provided, however, the participant’s employment with SWRG shall not be considered involuntarily terminated in connection with the liquidation, dissolution, merger, consolidation or reorganization of SWRG, or the transfer of all or substantially all of SWRG’s assets if the successor to which all or substantially all of its assets have been transferred assumes the duties and obligations of SWRG under our 2007 CIC Plan.

Definition of Good Reason.   For purposes of our 2007 CIC Plan, subject to certain cure provisions, Good Reason means:

•       a 5% or greater reduction by SWRG in the Participant’s base salary below the amount in effect immediately prior to the Change in Control; or

•       the requirement that the Participant change his or her principal location of work to any location that is more than 25 miles from its location immediately before the Change in Control or, for a Participant who works in Manhattan, a location outside of Manhattan.

Definition of Cause.   For purposes of our 2007 CIC Plan, subject to certain cure provisions, Cause means:

•       the refusal or failure of a Participant to substantially perform his or her duties with SWRG or to comply in all material respects with the policies of SWRG or any affiliate other than an actual or anticipated failure after the date a notice of termination for a bona fide Good Reason is given by the Participant to SWRG, provided in the latter case that circumstances giving rise to Good Reason in fact exist and are not cured by SWRG within 30 days following such notice;

•       the Participant’s engagement in conduct which is materially injurious, monetarily or otherwise, to SWRG or its affiliates;

•       the Participant’s commitment of one or more significant acts of dishonesty;

•       the Participant’s repeated failure to follow a lawful and material directive from his or her direct or indirect supervisor; or

•       the Participant’s conviction, guilty plea or plea of nolo contendere either to any felony, or to any misdemeanor involving dishonesty or moral turpitude;

Timing of Payments.   If a Participant becomes entitled to retention benefits, SWRG will pay the retention benefits in a lump sum cash payment within 30 days following the later of the date of the Change in Control or, if applicable, the Retention Date.

If a Participant becomes entitled to severance benefits, he or she will be paid over a period of six months in equal monthly installments (the “Severance Payment Period”). However, a Participant’s severance benefits will cease if he or she accepts employment during the Severance Payment Period with Alan Stillman or any entity he directly or indirectly controls at a salary that is not less than 95% of such Participant’s salary prior to the Change in Control.

Excess Parachute Payments.   Unless otherwise provided in a participation agreement, no Change in Control Benefit that would otherwise constitute “excess parachute payments” within the meaning of Internal Revenue Code Section 280G, or cause any other amounts to be excess parachute payments, will be payable under our 2007 CIC Plan.

Retention and Severance Benefits for SWRG’s Executive Officers.   SWRG’s board of directors has authorized retention and severance benefits for our executive officers in the following amounts to the extent such benefits are triggered under our 2007 CIC Plan:

Executive Officer	Amount of Retention Benefits	Amount of Severance Benefits
Alan Stillman	—	—
Chairman of the Board, Chief Executive Officer
Eugene I. Zuriff	$25,000	$190,000
President
Samuel Goldfinger	$150,000	$240,000
Chief Financial Officer, Executive Vice President of Finance, Treasurer, Secretary
Kevin Dillon	$75,000	$100,000
Vice President of Operations

Potential Post Employment Payments to Our CEO

Termination Provisions and Retirement Benefits Contained in our CEO’s Employment Agreement

We may terminate our CEO’s employment agreement as follows:

•       Death or Disability.   Upon our CEO’s death or disability during his Employment Term or during the Consulting Period, his employment agreement terminates, except that upon his death during his Employment Term he will receive the proceeds of any insurance maintained pursuant to the Customary Benefits. Pursuant to his employment agreement, our CEO and his family will be provided with Customary Benefits for five years from the termination of this agreement. In addition, pursuant to the terms of his employment agreement, our CEO is expected to be designated as the beneficiary of 20% of the $5.0 million life insurance policy in respect of our CEO.

•       For Cause.   We may terminate our CEO’s employment agreement for “cause” (as defined below) at any time during his Employment Term or the Consulting Period, and our CEO will not be entitled to any further benefits under his employment agreement. For the purposes or our CEO’s employment agreement, the term “cause” means that our board of directors has determined that any one or more of the following has occurred:

•        our CEO shall have been convicted of, or shall have pleaded guilty or nolo contendere to, any felony or a crime involving moral turpitude;

•        our CEO shall have repeatedly failed or refused to perform his duties hereunder and such failure or refusal shall have continued for a period of ten days following written notice from our board of directors, it being understood that SWRG’s failure to achieve its business plan or projections shall not itself be considered a failure or refusal to perform duties;

•        our CEO shall have intentionally committed any fraud, embezzlement, misappropriation of funds, breach of fiduciary duty or other act of dishonesty against SWRG which has a material adverse effect on SWRG; or

•        our CEO shall have (i) failed to perform his duties under his employment agreement in a manner that is reasonably satisfactory to our board of directors, (ii) refused to carry out the duties assigned to him by our board of directors, or (iii) breached any one or more of the material provisions of his employment agreement, which failure, refusal or breach shall have continued for a period of at least ten days after notice from us describing such failure, refusal or breach in reasonable detail.

•       Without Cause.   If we terminate our CEO’s employment agreement without cause, he is entitled to receive as a termination settlement an amount equal to his monthly base salary multiplied by the greater of (A) the number of months remaining in his Employment Term; or (B) twelve months, which benefit is to be paid in equal monthly installments over the remaining portion of our CEO’s Employment Term (the “Termination Payments”). In addition, our CEO is entitled to receive the Customary Benefits during the period in which the Termination Payments are made and shall receive the Fringe Benefits for the balance of his Employment Term.

Our CEO can terminate his employment agreement with us as follows:

•       For Good Reason.   If our CEO terminates his employment with us for “good reason” (as defined below), then he will be entitled to the same benefits as if we had terminated him for without cause as described above. For the purposes of our CEO’s employment agreement, the term “good reason” means that any one or more of the following has occurred:

•        SWRG shall have breached in any material respect any of the obligations owed to our CEO under his employment agreement, which breach shall continue without cause for a period of at least 10 days after written notice from our CEO describing such breach in reasonable detail;

•        SWRG shall have removed our CEO as our Chairman or Chief Executive Officer, or shall have materially diminished the authority and responsibility which our CEO had when he entered into his employment agreement, which diminution shall continue without cure for a period of at least ten days after written notice our CEO describing such diminution in reasonable detail; or

•        SWRG shall have required that our CEO to relocate his principal place of employment outside of New York City.

•       Voluntarily Without Good Reason.   If our CEO voluntarily terminates his employment without good reason, he will not be entitled to any further benefits under his employment agreement.

Potential Termination Payments, Customary Benefits and Fringe Benefits if CEO Terminated without “Cause” or for “Good Reason”

As discussed above, our CEO is entitled to receive Termination Payments and Fringe Benefits in the event his employment is terminated without “cause” or he terminates his employment for “good reason” as those terms are defined with respect to our CEO’s employment agreement above. Assuming, our CEO had been terminated for cause or terminated his employment agreement for good reason on December 29, 2006, he would be entitled to Termination Payments with an estimated value of $2,650,000, Customary Benefits with an estimated value of $128,368 and Fringe Benefits with an estimated value of $619,676.

Potential Payments to our CEO if his Employment is Not Renewed upon Expiration of His     Employment Term.

Pursuant to our CEO’s employment agreement, in the event that his employment is not renewed upon the expiration of his Employment Term upon terms mutually acceptable to the parties, then our CEO has the option to serve as a consultant to SWRG for a period of five years beginning on the day after the expiration (the “Consulting Period”). During the Consulting Period, our CEO is entitled to receive compensation at the rate of $150,000 per calendar year. In addition during our CEO’s Employment Term and the Consulting Period, our CEO is entitled to, at the expense of SWRG, the Fringe Benefits. Assuming our CEO’s Employment Term ended on December 29, 2006 and he chose to serve as a consultant to SWRG, he would be entitled to consulting payments of $150,000 per year for five years and Fringe Benefit with an estimated value of approximately $140,000 per year for five years. In addition, following the expiration of our CEO’s Employment Term, our CEO and his family will be provided with the Customary Benefits for five additional years. Assuming our CEO’s Employment Term ended on December 29, 2006, he would be entitled to Customary Benefits valued at approximately $14,000 per year for five years.

COMPENSATION OF DIRECTORS

Our non-employee directors receive a compensation package consisting of an annual base retainer fee of $10,000 in connection with their services as directors. Upon joining our board, each non-employee director is granted options to purchase 5,000 shares of our common stock. In addition, the non-employee director that serves as chairman of our audit committee receives an annual retainer fee of $5,000. Each non-employee director that serves on our audit committee, including the chairman of the Audit Committee, receives $1,000 for each meeting attended. Non-employee directors are also permitted an $8,000 annual allowance to dine at our restaurants. We reimburse directors for out-of-pocket expenses incurred in connection with attending meetings of our board of directors and its committees. Employee directors receive compensation only as employees of SWRG.

Director Compensation in Fiscal 2006

During the Fiscal 2006, our non-employee directors received the following compensation for their service on our board of directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)
Jacob Berman	$17,000	$4,078	$8,000	$29,078
Richard A. Mandell	$22,000	$4,078	$8,000	$34,078
Joseph E. Porcelli	$13,000	$1,542	$8,000	$22,542
Robert D. Villency	$17,000	$3,589	$8,000	$28,589

(1)          The value shown for the option awards is based on the dollar amount of the compensation cost of the awards recognized for financial statement reporting purposes for Fiscal 2006, in accordance with FAS 123R. The assumptions made in the valuation of the option awards are discussed in paragraph (q) “Share - Based Compensation” in Note (3) “Summary of Significant Accounting Policies” to our consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 1, 2007.

(2)          As of January 1, 2007, each non-employee director had outstanding stock option awards as set forth in the table below. All stock option awards to our directors vest ratably over five years from the date of issuance.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jacob Berman	3,000	2,000	$5.12	07/29/2013
	600	2,400	$6.12	07/14/2015
Richard A. Mandell	3,000	2,000	$5.12	07/29/2013
	600	2,400	$6.12	07/14/2015
Joseph E. Porcelli	—	5,000	$5.18	05/23/2016
Robert D. Villency	3,000	2,000	$5.04	06/25/2013
	600	2,400	$6.12	07/14/2012

(3)          Consists of annual allowance to dine at our restaurants.

2001 Stock Incentive Plan

General.   The 2001 Stock Incentive Plan provides for the granting of options to purchase shares of our common stock and stock awards. Options may be incentive stock options, as defined in Section 422 of the Internal Revenue Code (the “Code”), granted only to our employees (including officers who are also employees) or non-qualified stock options granted to our employees, directors, officers and consultants.

Stock awards may be granted to employees of, and other key individuals engaged to provide services to, SWRG and its subsidiaries. The 2001 Stock Incentive Plan was adopted and approved by our directors in March 2001 and our stockholders in April 2001.

Administration.   The 2001 Stock Incentive Plan may be administered by our board of directors or by our Compensation Committee, either of which may decide who will receive stock option or stock awards, the amount of the awards, and the terms and conditions associated with the awards. These include the price at which stock options may be exercised, the conditions for vesting or accelerated vesting, acceptable methods for paying for shares, the effect of corporate transactions or changes in control, and the events triggering expiration or forfeiture of a participant’s rights. The maximum term for stock options may not exceed ten years, provided that no incentive stock options may be granted to any employee who owns ten percent or more of SWRG with a term exceeding five years.

Limits on Plan Awards.   The maximum number of shares of common stock available for issuance under the 2001 Stock Incentive Plan is 583,333 shares, increased by 4% of the total number of issued and outstanding shares of common stock (including shares held in treasury) as of the close of business on December 31 of the preceding year on each January 1, beginning with January 1, 2002, during the term of the 2001 Stock Incentive Plan. However, the number of shares available for all grants under the 2001 Stock Incentive Plan is limited to 11% of SWRG’s issued and outstanding shares of capital stock on a fully-diluted basis. Accordingly, the maximum number of shares of common stock available for issuance in 2007 is 190,712 shares.  In addition, options may not be granted to any individual with respect to more than 500,000 total shares of common stock in any single taxable year (taking into account options that were terminated, repriced, or otherwise adjusted during such taxable year).

Recapitalization; reorganization; change of control.   The 2001 Stock Incentive Plan provides that proportionate adjustments shall be made to the number of authorized shares which may be granted under the 2001 Stock Incentive Plan and as to which outstanding options, or portions of outstanding options, then unexercised shall be exercisable as a result of increases or decreases in SWRG’s outstanding shares of common stock due to reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, combination of shares, or dividends payable in capital stock, such that the proportionate interest of the holder shall be maintained as before the occurrence of such event. Upon the sale or conveyance to another entity of all or substantially all of the property and assets of SWRG, including by way of a merger or consolidation or a Change in Control of the Company, as defined in the 2001 Stock Incentive Plan, our board of directors shall have the power and the right to accelerate the exercisability of any options.

Termination or amendment.   Unless sooner terminated by our board of directors, the 2001 Stock Incentive Plan will terminate on April 30, 2011, ten years from the date on which the 2001 Stock Incentive Plan was adopted by our board of directors. Our board of directors may, at any time, terminate the 2001 Stock Incentive Plan or make any modifications or amendments to the 2001 Stock Incentive Plan as it shall deem advisable so long as such modification or amendment does not conflict with the contractual obligations of SWRG. Our board of directors may not, however, increase the maximum number of shares for which options or awards may be granted without the approval by the vote of a majority of the stockholders or make any other change to the 2001 Stock Incentive Plan which requires stockholder approval under applicable law or regulation. All options granted under the 2001 Stock Incentive Plan shall terminate immediately prior to the dissolution or liquidation of SWRG; provided, that prior to such dissolution or liquidation, the vesting of any option shall automatically accelerate as if such dissolution or liquidation is deemed a Change of Control, as defined in the 2001 Stock Incentive Plan.

Compensation Committee Interlocks and Insider Participation

During 2005 and until Mr. Thomas H. Lee resigned from our board of directors on April 19, 2006, our compensation committee consisted of Mr. Lee and Mr. Villency. As of April 19, 2006, our compensation committee consists of Mr. Porcelli and Mr. Villency. No member of our compensation committee is an executive officer or former officer of SWRG. In addition, no executive officer of SWRG served on the board of directors of any entity whose executive officers included a director of SWRG.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 20, 2007 by:

•       any person, known by us to be the beneficial owner of more than 5% of our common stock,

•       each of our current directors,

•       each of our current executive officers, and

•       all of our current executive officers and directors as a group.

Except as otherwise indicated, subject to community property laws, we believe that the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Names and Addresses of Beneficial Owners(1)	Amount and Nature of Shares Beneficially Owned(2)		Percent of Common Stock Outstanding(3)
Alan N. Stillman	1,428,619	(4)	16.6%
Jacob Berman	8,000	(5)	*
Richard A. Mandell	3,600	(6)	*
Joseph E. Porcelli	1,000	(7)	*
Robert D. Villency	12,360	(8)	*
Eugene I. Zuriff	66,333	(9)	*
Kevin Dillon	19,317	(10)	*
Samuel Goldfinger	27,650	(11)	*
Dimensional Fund Advisors LP	584,089	(12)	6.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Granite Capital L.P.	452,700	(13)	5.3%
Granite Capital II, L.P.	33,700	(13)	*
Granum Value Fund	136,600	(13)	1.6%
Granite Capital, L.L.C.	486,400	(13)	5.7%
Granum Capital Management, L.L.C.	136,600	(13)	1.6%
Lewis M. Eisenberg	623,000	(13)	7.2%
Walter F. Harrison, III	623,000	(13)	7.2%
Heartland Advisors, Inc.	618,300	(14)	7.2%
789 North Water Street
Milwaukee, WI 53202
LaGrange Capital Partners, L.P.	852,778	(15)	9.9%
LaGrange Capital Partners Offshore Fund, Ltd.	204,843	(15)	2.4%
LaGrange Capital Administration, L.L.C.	1,057,621	(15)	12.3%
Frank LaGrange Johnson	1,057,621	(15)	12.3%
SJ Strategic Investments LLC	448,672	(16)	5.2%
340 Edgemont Avenue, Suite 500 Bristol, TN 37620
All directors and executive officers as a group (8 persons)	1,566,879	(17)	18.2%

                 * Represents less than 1% of the outstanding shares of our common stock.

       (1) Unless otherwise indicated, the address of each officer, director and 5% or greater stockholder is c/o The Smith & Wollensky Restaurant Group, Inc., 880 Third Avenue, New York, NY 10022.

       (2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares and percentage of our outstanding common stock beneficially owned by a person, shares of our common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days of April 20, 2007, are deemed outstanding. Such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

       (3) Based on 8,599,043 shares of our common stock outstanding as of April 20, 2007.

       (4) Includes 107,500 shares owned by Stillman’s First, Inc., 348,191 shares held by La Cite, Inc., 395,070 shares held by White & Witkowsky, Inc. and 385,400 shares held by Thursdays Supper Pub, Inc. Includes options to purchase 135,667 shares of our common stock. Mr. Stillman has shared voting and investment power over the shares held by Stillman’s First, Inc. Does not include 90,754 shares held by the Donna Stillman Trust or 175,000 shares held by the Alan N. Stillman Grantor Retained Annuity Trust.

       (5) Includes options to purchase 3,000 shares of our common stock.

       (6) Consists of options to purchase our common stock.

       (7) Consists of options to purchase our common stock.

       (8) Includes options to purchase 3,600 shares of our common stock.

       (9) Does not include 5,000 shares held by a member of Mr. Zuriff’s family. Also includes options to purchase 41,333 shares of our common stock.

(10) Includes options to purchase 9,317 shares of our common stock.

(11) Includes options to purchase 25,200 shares of our common stock.

(12) Other than the information relating to its percentage of ownership of our common stock, the information with respect to Dimensional Fund Advisors Inc. (“Dimensional”) is based solely on Amendment No. 3 to Dimensional’s Schedule 13G dated February 9, 2007 (the “Dimensional 13G”). The Dimensional 13G states that Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 that furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. The Dimensional 13G refers to these investment companies, trusts and accounts as the “Funds” and states that in its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of SWRG that are owned by the Funds, and that it may be deemed to be the beneficial owner of the shares of the securities of SWRG held by the Funds. The Dimensional 13G states that all securities reported are owned by the Funds and that Dimensional disclaims beneficial ownership of such securities. The Dimensional 13G further states that the filing of the Dimensional 13G shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by the Dimensional 13G for any other purposes than Section 13(d) of the Exchange Act.

(13) Other than the information relating to their percentages of ownership of our common stock, the beneficial ownership information with respect to these entities is based solely on Amendment No. 3 to Schedule 13G dated February 13, 2007 (the “Granite 13G”) and filed by Granite Capital, L.P.

(“Granite”), Granite Capital II, L.P. (“Granite II”), Granite Capital Opportunity Fund L.P. (“Granite Opportunity”), Granite Capital Opportunity Fund II L.P. (“Granite Opportunity II”), Granum Value Fund (“Granum Value”), Granite Capital, L.L.C. (“Granite L.L.C.”), Granum Capital Management, L.L.C. (“Granum Management”), Laurence Zuriff, Lewis M. Eisenberg and Walter F. Harrison, III. The Granite 13G states that each of the foregoing may be deemed to beneficially own various amounts of the shares and discloses shared voting and investment power with respect to the shares.

The Granite 13G also states that Granite L.L.C., the general partner of Granite, Granite II, Granite Opportunity and Granite Opportunity II, has the power to direct the investment activities of Granite, Granite II, Granite Opportunity and Granite Opportunity II, including decisions with respect to the receipt of dividends and the disposition of the proceeds from the sale of shares of our common stock. Messrs. Eisenberg and Harrison are the managing members of Granite L.L.C., and in that capacity direct its operations.

The Granite 13G further states that Mr. Zuriff, portfolio manager of Granite Opportunity and Granite Opportunity II, has the power to direct the investment activities of Granite Opportunity and Granite Opportunity II, including decisions with respect to the receipt of dividends and the disposition of the proceeds from the sale of shares of our common stock.

The Granite 13G also states that Granum Management, the investment adviser to Granum Value, has the power to direct the affairs of Granum Value, including decisions with respect to the receipt of dividends and the disposition of the proceeds from the sale of shares of our common stock. Messrs. Eisenberg and Harrison are the managing members of Granum Management, and in that capacity direct its operations. The address for each of these stockholders is c/o Granite Capital International Group, 126 East 56th Street, New York, NY 10022.

(14) Other than the information relating to its percentage of ownership of our common stock, the information with respect Heartland Advisors, Inc. (“Heartland”) is based solely on Amendment No. 1 to Schedule 13G dated February 12, 2007 and filed by Heartland and William J. Nasgovitz (the “Heartland 13G”). The Heartland 13G states that 618,300 shares may be deemed beneficially owned within the meaning of Rule 13d-3 of the Exchange Act by (1) Heartland Advisors, Inc. by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time; and (2) William J. Nasgovitz, as a result of his ownership interest in Heartland. Heartland and Mr. Nasgovitz each specifically disclaim beneficial ownership of any shares reported on the Heartland 13G. The Heartland 13G further states that the clients of Heartland Advisors, Inc., a registered investment adviser, including an investment company registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of shares included on the Heartland 13G. The Heartland 13G states that the Heartland Value Fund, a series of the Heartland Group, Inc., a registered investment company, owns 618,300 of our common shares. Any remaining shares disclosed in the Heartland 13G filing are owned by various other accounts managed by Heartland on a discretionary basis. According to the Heartland 13G, to the best of Heartland Advisors’ knowledge, none of the other accounts own more than 5% of the outstanding stock.

(15) Other than the information relating to their percentages of ownership of our common stock, the information with respect to these entities is based solely on Amendment No. 3 to Schedule 13G dated February 14, 2007 and filed by LaGrange Capital Partners, L.P., LaGrange Capital Partners Offshore Fund, Ltd., LaGrange Capital Administration, L.L.C. and Frank LaGrange Johnson (the “LaGrange 13G”).

The LaGrange 13G states that the general partner of LaGrange Capital Partners, L.P. is LaGrange Capital Management, L.L.C. and that Frank LaGrange Johnson is the sole member of LaGrange Capital Management, L.L.C.

The LaGrange 13G states that the investment manager of LaGrange Capital Partners Offshore Fund, Ltd. is LaGrange Capital Administration, L.L.C. and that Frank LaGrange Johnson is the sole member of LaGrange Capital Administration, L.L.C.

The LaGrange 13G states that Frank LaGrange Johnson is the sole member of LaGrange Capital Administration, L.L.C.

The address for each of these stockholders is 1270 Avenue of the Americas, Suite 2200, New York, NY 10020.

(16) Other than the information relating to its percentage of ownership of our common stock, the information with respect to SJ Strategic Investments LLC (“SJSI”) is based solely on Amendment No. 1 to the Schedule 13D of Strategic dated December 28, 2005 (the “SJSI 13D”). The SJSI 13D states that SJSI has the sole power to vote or direct the vote of 448,672 shares and the sole power to dispose or direct the disposition of 448,672 shares. The SJSI 13D further states that because John M. Gregory controls all of the voting interests of SJSI with respect to the securities, he may be deemed to have the sole power to vote and direct the vote of 448,672 shares and the sole power to dispose and direct the disposition of 448,672 shares. The SJSI 13D also states that neither Joan P. Gregory, Susan Gregory nor James M. Gregory presently have the power to dispose, direct the disposition, vote or direct the vote of shares of our common stock held by SJSI. However, they may be deemed to indirectly beneficially own shares of our common stock held by SJSI due to their financial interests in SJSI, according to the SJSI 13D.

(17) See footnotes (4) through (11).

Equity Compensation Plan Information

The following table provides information about the equity compensation plan as of the end of the last fiscal year:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	628,183	$5.03	690,712	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	628,183	$5.03	690,712

(1)          Represents, as of January 1, 2007, 500,000 shares reserved for sale pursuant to SWRG’s Employee Stock Purchase Plan, and 190,712 reserved for future grants under SWRG’s 2001 Stock Incentive Plan. SWRG’s 2001 Stock Incentive Plan provides that the maximum number of shares of our common stock available for issuance is 583,333, increased by 4% of the total number of issued and outstanding shares of our common stock (including shares held in treasury) as of the close of business on December 31 of the preceding year on each January 1, beginning January 1, 2002, during the term of the 2001 Stock Incentive Plan. However, the number of shares available for all grants under the 2001 Stock Incentive Plan is limited to 11% of SWRG’s issued and outstanding shares of capital stock on a fully diluted basis.

Changes in Control

As previously disclosed, we have entered into a definitive merger agreement with Patina Restaurant Group, LLC pursuant to which Patina agreed to acquire SWRG in an all-cash merger at a price of $9.25 per share. As also previously disclosed, on Friday, March 16, 2007, we received an unsolicited proposal from Landry’s Restaurants, Inc. (“Landry’s”) to acquire SWRG at $9.75 per share. There can be no assurance that Landry's proposal will lead to a definitive binding agreement with Landry's.

As a matter of policy, we do not comment on or provide the market with updates as to the status of any informal expressions of interest or formal proposals or offers presented to us from time to time, or the course of discussions with any prospective counterparties, nor will we comment upon any rumors with regard to either of the foregoing or make a further announcement regarding our Special Committee's consideration of any proposal or other expressions of interest until such time, if ever, that we enter into a definitive agreement for a completed transaction or is otherwise required to make an announcement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of our last fiscal year, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, security holder who is known by us to own of record or beneficially more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than as set forth below and under Item 11. “Executive Compensation” above.

St. James Associates, L.P.   Smith & Wollensky Operating Corp., an entity controlled by Mr. Stillman, is both a limited partner and one of the two general partners of St. James Associates, L.P. (“St. James”), which owns the Smith & Wollensky restaurant in New York and the rights to the trademarks “Smith & Wollensky” and “Wollensky’s Grill.” Pursuant to the management agreement with St. James, we have been retained to provide management services to the Smith & Wollensky restaurant in New York in exchange for a fee of 2.3% of all restaurant sales. The other general partner of St. James may terminate the agreement in certain circumstances. In 2006 and 2005, St. James paid $613,124 and $608,395, respectively, to SWRG, for our management services. We keep and maintain the books of account of St. James, and we direct the day-to-day operations of St. James as part of our duties under our management agreement with St. James.

We entered into a licensing agreement (the “Original Licensing Agreement”) with St. James which permits us to use the names “Smith & Wollensky” and “Wollensky’s Grill”, subject to certain limitations and termination rights. We are required to pay a one-time fee to St. James upon the opening of each new restaurant utilizing the licensed names. This fee is equal to the fee that was paid or would have been paid in the previous year (which in 2006 and 2005 would have been $244,000 and $236,000, respectively, if we had opened a restaurant during those years) increased by the lesser of the annual increase in the Consumer Price Index or 5% of the fee for the preceding year. In addition, we must pay a royalty of 2% of aggregate annual gross restaurant sales and non-restaurant sales (subject to an annual aggregate minimum of $800,000). Additionally, the license agreement provides for a royalty fee of 1% of annual gross restaurant sales for any new steakhouses opened in the future by us not utilizing the licensed names. If we terminate or default on the license agreement, we are subject to a fee of $2.0 million upon termination or $2.5 million to be paid over four years. In Fiscal 2006 and 2005, we paid royalty fees of $1,885,695 and $1,829,591, respectively, to St. James.

On January 19, 2006 we signed an Amended and Restated Sale and License Agreement, dated as of January 1, 2006 (the “License Agreement”), with St. James, which provides for, among other things, a reduced licensing fee only for the opening of Wollensky’s Grills that are less than 9,000 square feet. Pursuant to the License Agreement, the one-time opening fee paid to St. James for each new Wollensky’s

Grill (“Grill Opening Fee”) will be at a rate equal to 50% of the fee due under the Original Licensing Agreement. In addition, the annual royalty fee for new Wollensky’s Grills (“Grill Royalty Fee”) will be reduced from 2% to 1% for annual sales from Grills. Both the Grill Opening Fee and Grill Royalty Fee are subject to maximum average per-person checks that, if exceeded, could increase both the Grill Opening Fee and Grill Royalty Fee, but not to exceed the opening fee and royalty fee contained in the Original Licensing Agreement. The terms of the amendment do not apply to the existing Wollensky’s Grills.

From time to time, we incur costs on behalf of St. James for which we are fully reimbursed. Such costs include, but are not limited to, advertising, public relations and insurance expenditures.

MW Realty Associates, L.P.   Smith & Wollensky Operating Corp., an entity controlled by our Chairman and Chief Executive Officer, Alan Stillman, is both a limited partner and one of the two general partners of MW Realty Associates, L.P. (“MW Realty”), the owner of the property on which the Smith & Wollensky restaurant in New York is located. We keep and maintain the books of account of MW Realty at no cost to MW Realty and we direct the day-to-day operations of MW Realty as part of our duties under our management agreement with St. James.

Director Independence

Our board of directors has determined that each of Messrs. Berman, Mandell, Porcelli and Villency qualifies as independent in accordance with the listing standards of the NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an officer or employee of SWRG and has not engaged in specified business dealings with SWRG. In addition, our board of directors has made an affirmative determination that each independent director does not have a relationship with SWRG, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In determining Mr. Porcelli’s independence, our board of directors considered Mr. Porcelli’s entitlement to a $7,500 fee from SWRG for each additional “Maloney & Porcelli” restaurant we open. In this regard, we have not opened a “Maloney & Porcelli” restaurant since 2000, and we currently have no intent to open additional “Maloney & Porcelli” restaurants. In addition, our board of directors considered the fact that Mr. Porcelli received legal fees from SWRG from 1985 through 2005. These legal fees were significantly less than $100,000 in any twelve-month period within the last three years.

Each of our Audit, Corporate Governance and Nominations and compensation committees is comprised of independent directors.

Legal Services Provided by Paul, Hastings, Janofsky & Walker LLP

Until her resignation in February 2006, Marie Censoplano, the wife of Mr. Goldfinger, was a partner of Paul, Hastings, Janofsky & Walker LLP, a law firm that provides legal services to SWRG. Since the beginning of Fiscal 2006, we paid Paul, Hastings, Janofsky & Walker LLP approximately $323,000 for legal services and expenses related to legal matters.

Review, Approval, or Ratification of Transactions with Related Persons

In accordance with its charter, our audit committee must take reasonable steps to ensure that we conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis. In accordance with the rules of NASDAQ and its charter, our audit committee is required to review and pre-approve all related party transactions prior to entering into any such transactions. We interpret this provision to apply to any related party transaction that would require disclosure under SEC rules.

In addition, our Code of Business Conduct and Ethics (our “Code of Conduct”) states that our employees and directors should avoid conducting business with or engaging in a transaction on behalf of SWRG with a family member or significant other or with a company or firm with which that director or employee, or his or her family member or significant other, is a significant owner or associated or employed in a significant role or position. Our Code of Conduct requires that all instances involving potential related party transactions must be reported to our chief financial officer who will assess the materiality of the transaction or relationship and elevate the matter to our audit committee as appropriate. Our Code of Conduct prohibits our directors or employees from entering into, developing or continuing any material transaction or relationship with a related party without obtaining prior audit committee approval. Finally, our Code of Conduct provides that any dealings with a related party must be conducted in such a way as to avoid preferential treatment and assure that the terms obtained by SWRG are no less favorable than could be obtained from unrelated parties on an arm’s-length basis.

Item 14.   Principal Accountant Fees and Services.

BDO Seidman, LLP audited our financial statements for the periods ended January 2, 2006 and January 1, 2007. The following table summarizes the fees billed to us by BDO Seidman, LLP for the periods indicated.

	Year Ended January 2, 2006	Year Ended January 1, 2007
Audit fees:	$212,746	$231,614
Audit-related fees(1):	20,085	3,220
All other fees(2):	—	3,145
Total fees:	$232,831	$237,979

(1)          For the fiscal year ended January 2, 2006, these fees consisted of the review of the Las Vegas sale and leaseback transaction. For the fiscal year ended January 1, 2007, these fees consisted of the review of the accounting and disclosure pertaining to the adoption of FAS 123(R).

(2)          For the fiscal year ended January 1, 2007, these fees consisted of the review of workpapers with other auditors from potential acquirers of SWRG.

All audit and non-audit services performed for us by our independent registered public accounting firm during the fiscal years ended January 2, 2006 and January 1, 2007 were pre-approved by the Audit Committee, which concluded that the provision of such services by BDO Seidman, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The Audit Committee Pre-Approval Policy provides for categorical pre-approval of specified audit and permissible non-audit services. Audit services not covered by the annual engagement letter, audit-related services and tax services which individually are estimated to result in an amount of fees that exceed $50,000 require the specific pre-approval by the Audit Committee prior to engagement. In addition, services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be pre-approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at the meeting of the Audit Committee following the decision. The Audit Committee is not permitted to delegate to management its responsibilities to pre-approve services to be performed by our independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(3)                    The following exhibits are filed or incorporated by reference as part of this report:

Exhibit No.	Description of Document
2.1

Agreement and Plan of Merger, dated February 26, 2007, by and among Patina Restaurant Group, LLC, a Delaware limited liability company (“Parent”); SWRG Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Parent; and The Smith & Wollensky Restaurant Group, Inc., a Delaware corporation(21)(22)

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant(2)
3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant(2)
3.3	Form of Amended and Restated Bylaws of the Registrant(2)
4.1	Reference is made to Exhibit Nos. 3.1, 3.2 and 3.3
10.1	Lease by and between Holrod Associates and Thursday’s Supper Pub, Inc. assigned to Manhattan Ocean Club Associates, dated August 31, 1983, including all amendments thereto(2)
10.2	Letter regarding amendment to lease by and between Holrod Associates and Thursday’s Supper Pub, Inc. assigned to Manhattan Ocean Club Associates, dated April 27, 2001(2)
10.3	Lease by and between Beekman Tenants Corporation and White & Witkowsky, Inc., dated November 1, 1991(2)
10.4	Lease by and between Rockefeller Center North, Inc. and White & Witkowsky, Inc., dated June 21, 1988(2)
10.5	Lease by and between the City of Miami Beach and Specialty Restaurants Corporation, dated February 8, 1985, including all addenda thereto(2)
10.6	Lease by and between Marina City Hotel Enterprises, L.L.C. and S&W Chicago, L.L.C., dated July 31, 1997(2)
10.7	Lease with an option to purchase by and between The Somphone Limited Partnership and S&W of Las Vegas, L.L.C., dated February 9, 1998, including amendments, guaranty and exhibits thereto(2)
10.8	Specific Assignment, Subordination and Attornment Agreement by and among S&W D.C., L.L.C., 1112 Nineteenth Street Associates and Aid Associates for Lutherans, dated September 18, 1998(2)
10.9	Lease Agreement by and between 1112 Nineteenth Street Associates and S&W D.C., L.L.C., dated July 8, 1998, including amendments, guaranty and exhibits thereto(2)
10.10	Lease Agreement by and between Pennsylvania Plaza Associates and M.O.C. of Miami, L.L.C., dated April 7, 1999, including exhibits thereto(2)
10.11	Lease Agreement by and between The Rittenhouse Development Company and S&W of Philadelphia, LLC, dated February 18, 2000(2)
10.12	Lease Agreement by and between Saunstar Operating Co., LLC and S&W of Boston LLC, dated April 6, 2000, including amendments thereto(2)
10.13	Management Agreement by and between 37 East 50th Street Corporation and Restaurant Group Management Services, L.L.C., dated April 18, 1996(2)

Exhibit No.	Description of Document
10.14	Sale and License Agreement by and between St. James Associates and The New York Restaurant Group, LLC, dated August 16, 1996(2)
10.15	Letter Agreement by and between St. James Associates and The Smith & Wollensky Restaurant Group, Inc., dated April 26, 2001(2)
10.16	First Amended and Restated Agreement of Limited Partnership of St. James Associates, L.P., dated December 1, 1999(2)
10.17	Management Agreement dated February 26, 1991, among Stillman’s First and Nabil Chartouni and Fouad Chartouni, the owners of The Post House, including amendments thereto(2)
10.18	Seventh Amendment to Restaurant Management Agreement by and between Post Investors, L.P. and the New York Restaurant Group, Inc., dated November 24, 2004(15)
10.19	Letter Agreement by an between Post House Investors, L.P. and the Smith & Wollensky Restaurant Group, Inc., dated April 20, 2001(2)
10.20	Sub-management Agreement dated June 9, 1995 between Mrs. Parks Management Company, L.L.C., our wholly owned subsidiary, and Doubletree Partners, the manager of the Doubletree Hotel(2)
10.21	Management Agreement dated September 7, 2000, between Plaza Operating Partners, Ltd. and Parade 59 Restaurant, LLC(2)
10.22	$15,000,000 Loan Agreement between The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated September 1, 1998(2)
10.23	First Amendment to Loan Agreement among The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated June 8, 1999(2)
10.24	Second Amendment to Loan Agreement among The New York Restaurant Group, Inc. and Fleet Bank, N.A., dated June 29, 1999(2)
10.25	Third Amendment to Loan Agreement among The Smith & Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated February 29, 2000(2)
10.26	Fourth Amendment to Loan Agreement among The Smith & Wollensky Restaurant Group, Inc. and Fleet Bank, N.A., dated March 23, 2000(2)
10.27	$10,000,000 Senior Subordinated Note Purchase Agreement between The New York Restaurant Group, Inc. and Magnetite Asset Investors, L.L.C., dated June 29, 1999(2)
10.28

Waiver Agreement and First Amendment to Senior Subordinated Note Purchase Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Magnetite Asset Investors, L.L.C., dated March 21, 2001(2)

10.29

Registration Rights Agreement by and among The New York Restaurant Group, L.L.C., affiliates of the Thomas H. Lee Company, certain affiliates of Alan N. Stillman, listed on Schedule A thereto and certain holders of SWRG’s Common Shares, dated January 1, 1996(2)

10.30

Amended and Restated Shareholders’ Agreement by and among The New York Restaurant Group, Inc., Alan Stillman, Thomas H. Lee Equity Partners, L.P., Thomas H. Lee Investors, Limited Partnership and persons listed as shareholders on the counterpart signature pages thereto, dated as of April 27, 2001(2)

10.31*	Amended and Restated Employment Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001(2)

Exhibit No.	Description of Document
10.32*	Non-Competition Agreement by and between The Smith & Wollensky Restaurant Group, Inc. and Alan N. Stillman, dated as of May 1, 2001(2)
10.33*	Separation and General Release by and between The Smith & Wollensky Restaurant Group, Inc. and James M. Dunn dated August 30, 2005(17)
10.34*	The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan)(2)
10.35*	Amendment Number 1 to The Smith & Wollensky Restaurant Group, Inc. 1996 Stock Option Plan (formerly known as The New York Restaurant Group, L.L.C. 1995 Option Plan)(2)
10.36*	The New York Restaurant Group, Inc. 1997 Stock Option Plan(2)
10.37*	The Smith & Wollensky Restaurant Group, Inc. 2001 Stock Incentive Plan(2)
10.38*	The Smith & Wollensky Restaurant Group, Inc. 2001 Employee Stock Purchase Plan(2)
10.39*	Schedule TO (Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934(3)
10.40*	Schedule TO/A-(Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 1)(4)
10.41*	Schedule TO/A-(Rule 13e-4) Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (Amendment No. 2)(4)
10.42	Lease Agreement by and between Easton Town Center LLC and Smith &Wollensky Ohio LLC, dated October 31, 2001, including, guaranty and exhibits thereto(5)
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

Exhibit No.	Description of Document
10.50	Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc., and exhibits thereto dated as of July 19, 2002(7)
10.50-1	First Amendment to the Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc. dated as of August 12, 2002(7)
10.50-2	Second Amendment to the Contract for Sale by and among Tollroad Texas Land Co., L.P., Tollway 76, L.P. and The Smith & Wollensky Restaurant Group, Inc. dated as of September 17, 2002(7)
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

Exhibit No.	Description of Document
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

10.76	Letter between Plaza Operating Partners, Ltd. and Parade 59 Restaurant LLC dated December 31, 2003(11)

Exhibit No.	Description of Document
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

Exhibit No.	Description of Document
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

10.99	Contract of Sale by and between S&W of Las Vegas, L.L.C. as the “Seller” and Metroflag SW, LLC as the “Buyer” dated as of March 21, 2005(15)
10.100	Letter from The Smith & Wollensky Restaurant Group, Inc. to Morgan Stanley Dean Witter dated April 26, 2005(15)
10.101*	Letter from The Smith & Wollensky Restaurant Group, Inc. to Alan M. Mandel dated as of June 20, 2000(15)
10.102	Lease by and between The Smith & Wollensky Restaurant Group, Inc. and Vanguard Properties Co., L.P. dated October 21, 2005(16)
10.103

Line of Credit Agreement dated as of January 27, 2006 between The Smith & Wollensky Restaurant Group, Inc., as borrower, and Dallas S&W, L.P., as guarantor, and Morgan Stanley Dean Witter Commercial Financial Services, Inc., as lender(20)

10.104	Guaranty of Payment by Dallas S&W, L.P. in favor of Morgan Stanley Dean Witter Commercial Financial Services, Inc., dated as of January 27, 2006(20)
10.105	Joint and Several Hazardous Material Guaranty and Indemnification Agreement by The Smith & Wollensky Restaurant Group, Inc., and Dallas S&W, L.P. dated as of January 27, 2006(20)
10.106	Deed of Trust dated as of January 27, 2006 by Dallas S&W, L.P. for the benefit of Morgan Stanley Dean Witter Commercial Financial Services, Inc.(20)

Exhibit No.	Description of Document
10.107	Promissory Note by The Smith & Wollensky Restaurant Group, Inc. in favor of Morgan Stanley Dean Witter Commercial Financial Services, Inc., dated as of January 27, 2006(20)
10.108*	The Smith & Wollensky Group, Inc. 2005 Management Retention Plan, adopted May 4, 2005(18).
10.109	Letter to the Smith & Wollensky Restaurant Group from Hibernia National Bank dated March 27, 2006(25)
10.110*	Consulting Arrangement with Alan M. Mandel(19)
10.111	Agreement, dated February 26, 2007, between Patina Restaurant Group, LLC and Alan Stillman relating to the transfer of SWRG assets to Mr. Stillman(21)
10.112	Voting Agreement, dated February 26, 2007, among Patina Restaurant Group, LLC and certain holders of Common Stock of The Smith & Wollensky Restaurant Group, Inc.(21)
10.113	Amended and Restated Sale and License Agreement between The Smith & Wollensky Restaurant Group, Inc. and St. James Associates, L.P., dated as of January 1, 2006(23)
10.114

Letter Agreement, dated February 26, 2007, relating to proposed amendments to Amended and Restated Sale and License Agreement dated as of January 1, 2006, by and between St. James Associates, L.P. and The Smith & Wollensky Restaurant Group, Inc.(21)

10.115	Letter Agreement dated February 26, 2007, between St. James Associates, L.P. and The Smith & Wollensky Restaurant Group, Inc. relating to royalty payments for Quality Meats(21)
10.116	Third Modification and Renewal of Lease with Beekman Tenants Corporation for Park Avenue Café restaurant(25)
10.117	Contract of Sale Agreement with Beekman for Park Avenue Café Townhouse(25)
10.118*	Amended and Restated Executive Employment Agreement between SWRG and Mr. Alan N. Stillman, dated May 23, 2006(24)
10.119*	Compensation Arrangements with executive officers other than Mr. Stillman(26)
10.120	Contract of Sale between Dallas S&W, L.P. and Relentless Properties, LLC dated February 27, 2007(25)
10.121

Amendment to Line of Credit Agreement dated as of March 23, 2007 between The Smith & Wollensky Restaurant Group, Inc., as borrower, and Dallas S&W, L.P., as guarantor, and Morgan Stanley Dean Witter Commercial Financial Services, Inc., as lender(25)

10.122	Compensation arrangements with SWRG directors(27)
10.123	The Smith & Wollensky Restaurant Group, Inc. Change In Control Protection Plan And Summary Plan Description, effective April 16, 2007, as amended effective April 30, 2007(1)
21.1	Subsidiaries of the Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm(25)
23.2	Consent of Independent Registered Public Accounting Firm(25)
24	Power of attorney (see signature page to 2006 10-K)(25)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(25)

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

(15) Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the year ended January 5, 2005.

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

(25) Previously filed and incorporated by reference herein from Registrant’s Form 10-K for the fiscal year ended January 1, 2007 filed on April 2, 2007.

(26) The information relating to our executive officers other than Mr. Stillman under the heading “Executive Compensation” in Item 11 of Amendment No. 1 is incorporated herein by reference.

(27) The information under the heading “Compensation of Directors” in Item 11 of Amendment No. 1 is incorporated herein by reference.

*                    Management contract or compensatory plan or arrangement.

**             Pursuant to Item 601(b)(32), this certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the SWRG specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
By:	/s/ ALAN N. STILLMAN
	Name:	Alan N. Stillman
	Title:	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
	Date:	May 1, 2007
By:	/s/ SAMUEL GOLDFINGER
	Name:	Samuel Goldfinger
	Title:	Chief Financial Officer, Executive Vice President of Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)
	Date:	May 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN N. STILLMAN	Chairman of the Board, Chief Executive Officer and	May 1, 2007
Alan N. Stillman	Director (Principal Executive Officer)
/s/ SAMUEL GOLDFINGER	Chief Financial Officer, Executive Vice President of	May 1, 2007
Samuel Goldfinger	Finance, Secretary and Treasurer (Principal Financial and Accounting Officer)
*	President and Director	May 1, 2007
Eugene I. Zuriff
*	Director	May 1, 2007
Richard A. Mandell
*	Director	May 1, 2007
Jacob Berman
*	Director	May 1, 2007
Robert D. Villency
*	Director	May 1, 2007
Joseph E. Porcelli

* By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Attorney in Fact