Form 10-Q
period 2007-04-02
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2007-05-17
CIK 1137047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2007

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

As of May 17, 2007, the registrant had 8,602,460 shares of common stock, $.01 par value per share, outstanding.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock, par value $0.01 per share (“Common Stock”) are subject to the risks and uncertainties described under the caption “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended January 1, 2007 (our “2006 Form 10-K”).

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A, our press releases and other statements released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Quarterly Report on Form 10-Q, our reports on Forms 10-Q and 8-K, our Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

	April 2, 2007	January 1, 2007
Assets
Current assets:
Cash and cash equivalents	$9,595	$8,270
Short-term investments	328	311
Accounts receivable, less allowance for doubtful accounts of $20 at April 2, 2007 and January 1, 2007	670	483
Credit card receivable, net.	1,444	2,217
Due from managed units	214	116
Merchandise inventory	4,629	4,961
Prepaid expenses and other current assets	1,437	1,365
Total current assets	18,317	17,723
Property and equipment, net	45,526	46,185
Assets held for sale, net of impairment charges	2,217	5,873
Goodwill	6,886	6,886
Licensing agreement, net	2,934	2,975
Long-term investments	3,175	3,175
Other assets	3,797	3,936
Total assets	$82,852	$86,753
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$935	$944
Current portion of obligations under capital lease	77	148
Current portion of deferred gain	352	367
Due to managed units	289	967
Accounts payable and accrued expenses	11,811	14,156
Total current liabilities	13,464	16,582
Obligations under capital leases	7,476	7,601
Deferred gain on sales leasebacks	12,476	12,604
Long-term debt, net of current portion	2,140	2,180
Deferred rent	8,554	9,120
Total liabilities	44,110	48,087
Interest in consolidated variable interest entity	(545)	(494)
Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01; authorized 40,000,000 shares; 8,599,043 and 8,590,643 shares issued and outstanding at April 2, 2007 and January 1, 2007, respectively)	94	94
Additional paid-in capital	70,377	70,293
Accumulated deficit	(26,709)	(26,736)
Accumulated other comprehensive income	205	189
Treasury stock, 1,001,173 shares at April 2, 2007 and January 1, 2007 , at cost	(4,680)	(4,680)
	39,287	39,160
Total liabilities and stockholders’ equity	$82,852	$86,753

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended
	April 2, 2007	April 3, 2006
Consolidated restaurant sales	$31,851	$30,812
Cost of consolidated restaurant sales:
Food and beverage costs	9,913	9,574
Salaries and related benefit expenses	8,889	8,609
Restaurant operating expenses	5,399	5,001
Occupancy and related expenses	1,548	2,102
Marketing and promotional expenses	1,279	1,249
Depreciation and amortization expenses	921	1,068
Insurance proceeds, net	—	(546)
Total cost of consolidated restaurant sales	27,949	27,057
Income from consolidated restaurant operations	3,902	3,755
Management fee income	227	238
Income from consolidated and managed restaurants	4,129	3,993
General and administrative expenses	2,049	2,592
Gain on sale of retail business, net	(259)	—
Transaction costs	1,379	—
Royalty expense	486	478
Operating income	474	923
Interest expense	(168)	(152)
Amortization of deferred debt financing costs	(6)	(7)
Interest income	33	34
Interest expense net of interest income	(141)	(125)
Loss before provision for income taxes	333	798
Provision for income taxes	156	110
Income before income of consolidated variable interest entity	177	688
Income of consolidated variable interest entity	(150)	(180)
Net income	$27	$508
Net income per share:
Basic and diluted	$0.00	$0.06
Weighted average common shares outstanding:
Basic	8,597,054	8,599,713
Diluted	8,735,852	8,643,359

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(dollar amounts in thousands)

Three months ended April 2, 2007 and April 3, 2006

					Accumulated
					Other
	Common Stock		Additional	Accumulated	comprehensive	Treasury stock		Stockholder’s
	Shares	Amount	paid-in capital	Deficit	income (loss)	Shares	Amount	equity
Balance at January 2, 2006	8,663,519	$94	$70,066	$(22,503)	$143	927,114	$(4,301)	$43,499
Stock options exercised, net of tax benefit	1,183	—	5	—	—	—	—	5
Compensation expense in connection with employee stock options	—	—	56	—	—	—	—	56
Treasury stock purchases (1)	(74,059)	—	—	—	—	74,059	(379)	(379)
Comprehensive income on investments, net of tax effect	—	—	—	—	9	—	—	9
Net income	—	—	—	508	—	—	—	508
Total comprehensive loss	—	—	—	—	—	—	—	517
Balance at April 3, 2006	8,590,643	$94	$70,127	$(21,995)	$152	1,001,173	$(4,680)	$43,698
Balance at January 1, 2007	8,590,643	$94	$70,293	(26,736)	$189	1,001,173	$(4,680)	$39,160
Stock options exercised	8,400	—	47	—	—	—	—	47
Compensation expense in connection with employee stock options	—	—	37	—	—	—	—	37
Comprehensive income on investments, net of tax	—	—	—	—	16	—	—	16
Net income	—	—	—	27	—	—	—	27
Total comprehensive income	—	—	—	—	—	—	—	43
Balance at April 2, 2007	8,599,043	$94	$70,377	$(26,709)	$205	1,001,173	$(4,680)	$39,287

(1)

On May 24, 2005, SWRG announced that its board of directors (the “Board”) had authorized a stock repurchase program under which 1.0 million shares of the Company’s outstanding Common Stock were authorized to be acquired in the open market over the 18 months following such authorization at the direction of management.

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

Three months ended April 2, 2007 and April 3, 2006

	April 2,	April 3,
	2007	2006
Cash flows from operating activities:
Net income	$27	$508
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,046	1,113
Amortization of debt discount	6	7
Deferred gain on sale leaseback	(128)	(94)
Stock based compensation	37	56
Gain on sale of retail business, net	(259)	—
Deferred rent	(566)	(5)
Income of consolidated variable interest entity	150	180
Changes in operating assets and liabilities:
Accounts receivable	405	384
Insurance proceeds receivable, net	—	(546)
Merchandise inventory	277	192
Prepaid expenses and other current assets	(72)	(167)
Other assets	130	(99)
Accounts payable and accrued expenses	(3,193)	(1,620)
Net cash used in operating activities	(2,140)	(91)
Cash flows from investing activities:
Purchase of property and equipment	(359)	(1,566)
Proceeds from sale of property	3,672	—
Proceeds from sale of retail business	550	—
Proceeds from sale of investments	—	1,007
Cash flows provided by (used in) investing activities	3,863	(559)
Cash flows from financing activities:
Principal payments of long-term debt	(49)	(43)
Principal payments of capital lease obligations	(196)	(34)
Net proceeds from exercise of options	47	5
Purchase of treasury stock	—	(379)
Distribution to owners of consolidated variable interest entity	(200)	(120)
Cash flows used in financing activities	(398)	(571)
Net change in cash and cash equivalents	1,325	(1,221)
Cash and cash equivalents at beginning of period	8,270	2,362
Cash and cash equivalents at end of period	$9,595	$1,141
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$135	$152
Income Taxes	$101	$586

See accompanying notes to unaudited consolidated financial statements.

(1) General

The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, “SWRG” or the “Company”) operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At April 2, 2007, SWRG owned and operated ten restaurants, including eight Smith & Wollensky restaurants, and managed three restaurants. In addition, SWRG owns the Smith & Wollensky unit in New Orleans, Louisiana, which was closed on August 29, 2005 due to Hurricane Katrina. At April 2, 2007, S&W of New Orleans was listed as available for sale. Also included in assets held for sale is the private dining facility (the “Townhouse”) for the Park Ave Cafe in New York City. The Townhouse is a part of a sales leaseback transaction that is expected to close in September 2007. On April 2, 2007, SWRG sold the property for the Smith & Wollensky in Dallas for $3,900, less commission and other expenses of approximately $228. As of January 31, 2007, La Cité Associates, L.P. (“Cité Associates”), a subsidiary of SWRG, entered into a Settlement Agreement and certain related documents with Rockefeller Center North, Inc., the landlord (“Landlord”) of the restaurant space occupied by the Cité restaurant (“Cité”) in New York City. The Settlement Agreement, among things, settled the lawsuit in which the Landlord alleged that Cité Associates was obligated to pay, but had not paid, percentage rent since January 1, 2001, with the Landlord acknowledging that Cité Associates was not, and to the end of the original lease term (i.e. , September 30, 2009) will not be, obligated to pay any percentage rent. In addition, unrelated to the lawsuit, on January 31, 2007, SWRG adopted a plan to close Cité to the public on April 2, 2007. SWRG decided to close Cité because it was unable to achieve a level of income from operations that was in line with its expectations. Pursuant to the Settlement Agreement, Cité made a one-time settlement payment to the Landlord of $85 and then received back its $100 letter of credit posted with the Landlord as a security deposit under the lease. Cité Associates also terminated its lease for Cité and vacated the premises on April 6, 2007. The total cash charges for closing Cité was approximately $150 relating to employee severance and benefits. SWRG incurred non-cash charges of approximately $740 relating to the impairment of Cité’s net fixed assets at January 1, 2007. SWRG also incurred non-cash income of approximately $563 from the write-off of deferred rent during the three months ended April 2, 2007. The total net cash and non-cash charges relating to the closing of Cité was approximately $330.

The accompanying unaudited consolidated financial statements of SWRG do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of SWRG for the fiscal year ended January 1, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. Results for the interim periods presented herein are not necessarily indicative of the results, which may be reported for any other interim period or for the entire fiscal year. The preparation of unaudited financial statements in accordance with accounting principles generally accepted in the United States requires SWRG to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications were made to prior period amounts to conform to current period classifications.

SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The periods ended April 2, 2007 and April 3, 2006 represent 13-week reporting periods.

Possible Acquisition of SWRG and Related Transactions

Amended and Restated Merger Agreement

Parties to the Amended and Restated Merger Agreement; The Merger

On May 6, 2007, Project Grill, LLC, a Delaware limited liability company (“Grill”), SWRG Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Grill (“Merger Sub”), and SWRG entered into an amended and restated agreement and plan of merger (the “Merger Agreement”). Under the terms of the Merger Agreement and subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into SWRG, with SWRG surviving (the “Merger”). As a result of the Merger, SWRG will become a wholly-owned subsidiary of Grill (the “Surviving Corporation”).

Grill, a Delaware limited liability company, is beneficially owned and controlled by Fortunato N. Valenti and Joachim Splichal, and the private equity funds Bunker Hill Capital, L.P. and its affiliate Bunker Hill Capital (QP), L.P. (collectively, “Bunker Hill”). Grill was organized solely for the purpose of entering into the Merger Agreement and consummating the transactions contemplated by the Merger Agreement and has not previously engaged in any other business operations.

The Original Merger Agreement; Release of Patina Restaurant Group, LLC and SWRG Holdings, Inc.

The Merger Agreement amended and restated the agreement and plan of merger by and among Patina Restaurant Group, LLC (“Patina”), SWRG Holdings, Inc., (“First Merger Sub”) and SWRG entered into as of February 26, 2007 (the “Original Merger Agreement”). Patina has assigned its rights and obligations under the Original Merger Agreement to Grill and First Merger Sub has assigned its rights and obligations under the Original Merger Agreement to Merger Sub, in each case, with the written consent of SWRG (the “Assignment”). Under the terms of the Merger Agreement, the Original Merger Agreement is of no further force or effect, and Patina and First Merger Sub are released from any liability under the Original Merger Agreement and are not parties to the Merger Agreement.

Merger Consideration

At the effective time of the Merger, each share of our Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than any shares owned by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) will be canceled and converted into the right to receive from the Surviving Corporation $11.00 in cash (increased from $9.25 under the terms of the Original Merger Agreement).

Treatment of Stock Options

Each outstanding option to purchase Common Stock, whether or not vested or exercisable at the effective time of the Merger, will be cancelled immediately prior to the effective time in exchange for the right to receive, for each share of Common Stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of $11.00 over the exercise price per share of such option, multiplied by the number of shares of Common Stock for which such option is exercisable (whether vested or unvested) immediately prior to the effective time of the Merger.

Conditions; Required Vote of Stockholders

The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by SWRG stockholders, regulatory approvals and other customary closing conditions.

Pursuant to Delaware General Corporation Law and SWRG’s charter, the Merger must be approved by the holders of a majority of the shares of our outstanding Common Stock. In addition, pursuant to the Merger Agreement, the Merger must be approved by the affirmative vote of the holders of a majority of the outstanding shares of our Common Stock present or voting by proxy at the stockholder meeting relating to the Merger (not including any shares of Common Stock beneficially owned by Mr. Alan N. Stillman). See “Stillman Agreement” and “Voting Agreement” below.

Representations, Warranties and Covenants

SWRG, Grill and Merger Sub have made customary representations, warranties and covenants in the Merger Agreement. Among other things, SWRG may not solicit competing proposals or, subject to exceptions that permit the Special Committee or the Board to comply with their fiduciary duties, participate in any discussions or negotiations regarding alternative proposals. Grill and Merger Sub’s representations include representations with respect to the adequacy of their financing and the solvency of the Surviving Corporation as of the effective time of the Merger and immediately after the consummation of the transactions contemplated by the Merger Agreement.

Termination Provisions; Termination Fees

The Merger Agreement may be terminated under certain circumstances, including if the committee of the Board comprised entirely of independent directors (the “Special Committee”) or the Board has determined that it intends to enter into a transaction with respect to a superior proposal and SWRG otherwise complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, SWRG will be required to reimburse Grill for its transaction expenses up to $600,000, and, under specified circumstances, SWRG will be required to pay Grill a termination fee of $3,900,000. In addition, Grill will be required to pay a termination fee of $4,500,000 (the “Grill Termination Fee”) if SWRG terminates the Merger Agreement under specified circumstances.

Effect of the Merger on Our Common Stock

Our Common Stock is currently registered under the Exchange Act and is quoted on the Nasdaq Global Market under the symbol “SWRG.” If the Merger is completed, the Common Stock will be delisted from the Nasdaq Global Market and will be deregistered under the Exchange Act.

Limited Guarantees of Grill Termination Fee

Concurrently with the execution of the Merger Agreement, and as a condition to the willingness of SWRG to consent to the Assignment and to amend and restate the Original Merger Agreement in accordance with the terms of the Merger Agreement, Bunker Hill and each of Mr. Fortunato N. Valenti, Mr. Joachim Splichal, and Mr. Alan N. Stillman, have executed and delivered to SWRG a limited guarantee pursuant to which each of Bunker Hill and Messrs. Valenti, Splichal and Stillman is guarantying a portion of the obligation of Grill to pay the Grill Termination Fee. Collectively, the guarantors are guarantying the entire Grill Termination Fee.

The Stillman Agreement

Grill (by virtue of an assignment by Patina) and Alan N. Stillman, SWRG's Chairman and Chief Executive Officer, are parties to an agreement dated February 26, 2007, as amended by a letter agreement dated April 27, 2007 and two letter agreements dated May 6, 2007 (collectively, the “Stillman Agreement”). Pursuant to the Stillman Agreement, at the closing of the Merger, Mr. Stillman or his designees (the "Stillman Group") will acquire certain assets from SWRG consisting of real property owned by SWRG in New Orleans, the leases relating to two New York City restaurants (Quality Meats and Park Avenue Cafe), the management agreements relating to three New York City restaurants (Smith & Wollensky, Maloney & Porcelli and Post House), the lease of SWRG's headquarters in New York, the New York warehouse and the New Jersey wine storage agreement and all assets relating to the foregoing.

In consideration for such purchase, the Stillman Group will pay $6,850,000 in cash and/or Common Stock valued at $11.00 per share, plus assume certain liabilities and contingent obligations of SWRG, including the following:

•	any sales, real property transfer or income taxes relating to the acquisition;

•	mortgages on properties in New Orleans and Miami, as well as additional debt relating to the Smith & Wollensky restaurant in Miami, aggregating approximately $3.0 million;
•	approximately $700,000 of capital lease obligations;
•

all expenses of SWRG relating to the Merger, including legal, accounting, proxy fees, severance, change of control and other payments to employees of SWRG estimated to exceed an aggregate of $3.4 million;

•	contingent obligations under various lawsuits (in amounts which cannot presently be determined);
•	certain capital improvements and other costs relating to the Smith & Wollensky restaurant in Las Vegas and to SWRG generally; and
•	all known and unknown obligations or liabilities relating to the assets to be acquired.

Termination of Employment Agreement. Pursuant to the Stillman Agreement, Mr. Stillman agreed to terminate his employment and non competition agreements with SWRG without any responsibility on the part of SWRG for any further payment thereunder (other than salary and benefits accrued through the closing date of the Merger).

Non-Competition. For a period of three years after the closing of the Merger, Mr. Stillman has agreed not to directly or indirectly, whether as an investor, owner, franchisee, member, officer, director, spokesman, employee, consultant or otherwise, have any interest in:

•

any restaurant commonly identified or considered by the public as a steakhouse (a "Steakhouse") located in any of the cities outside of New York City in which SWRG has a Smith & Wollensky steakhouse at the time such interest is acquired by Mr. Stillman, or

•	any entity that owns or operates more than three Steakhouses outside of New York City, including but not limited to any entity that owns or operates The Palm, Morton's, Outback, and Ruth's Chris.

Termination and Expense Reimbursement. The Stillman Agreement may be terminated at any time prior to the closing of the Merger by the mutual written consent of the parties and is automatically terminated if the Merger Agreement is terminated. If the Stillman Agreement is terminated as a result of the termination of the Merger Agreement and Grill receives expense reimbursement under the Merger Agreement, within three business days of Grill's receipt of the expense reimbursement, Grill will remit to Mr. Stillman an amount equal to 12-1/2% of the expense reimbursement received by Grill under the Merger Agreement.

Voting Agreement

Alan N. Stillman and certain entities affiliated with him, which collectively own approximately 18% of SWRG’s outstanding Common Stock, are parties to a voting agreement with Grill and Merger Sub pursuant to which these stockholders have agreed to vote all their shares of Common Stock in favor of the Merger and against any action or agreement that would result in a breach by SWRG under the Merger Agreement or would impede or interfere with the Merger.

Amendment to License Agreement

As a condition to entering into the Merger Agreement, Grill required that St. James Associates, L.P. (“St. James”) agree to amend various provisions of the amended and restated sale and license agreement dated January 1, 2006 between St. James and SWRG (the “License Agreement”). Mr. Stillman and an unrelated party are the general partners of St. James. In order to effectuate this amendment, the consent of both general partners was required. On May 6, 2007 Grill and St. James entered into a letter agreement (the "Letter Agreement"), pursuant to which the License Agreement will be amended effective on the closing of the Merger to effectuate the following:

•	Grill has agreed to open at least two new Smith & Wollensky restaurants and to open or make advance payments of additional royalty payments for two additional such restaurants within six years;
•

St. James will eliminate the 1% royalty fee on all restaurant and non-restaurant sales at any steakhouse owned or operated by Grill or its affiliates if such restaurant does not use the Smith & Wollensky name, provided such royalty will continue to be payable unless Grill has fulfilled its build-out obligations;

•	St. James agreed to eliminate the posting by assignees of a letter of credit in connection with the assignment of the License Agreement;
•

if the management services agreement relating to Patina's management of the Smith & Wollensky restaurants located outside of the City of New York is terminated or if neither Patina nor Messrs. Valenti and Splichal are in charge of the management of such restaurants, provisions were added relating to a successor licensee; and

•	St. James agreed to other technical amendments.

In the Letter Agreement, Grill represented and warranted, among other things, that:

•	Grill is beneficially owned by Messrs. Valenti and Splichal and Bunker Hill;
•	Messrs. Valenti and Splichal serve as officers of Grill;
•	Mr. Valenti is the Manager and Mr. Splichal is a senior executive of Patina; and
•

at or prior to the closing of the Merger, Patina will enter into a five year management services agreement with SWRG with respect to the restaurants owned by SWRG and located outside of the City of New York.

Based on Patina's representations to St. James that Patina is a reputable restaurant operator that has managed high quality fine dining restaurants continuously for at least five years and that Patina is a nationally known reputable company active in the food service business, St. James acknowledged that the Merger Agreement is expressly permitted by the License Agreement. In addition, effective on the closing of the Merger, the management agreement dated May 1, 2001 between St. James and SWRG relating to the management of the Smith & Wollensky restaurant in New York will be assigned to Mr. Stillman or an entity controlled by him.

(2) Effect of FIN 46(R) (unaudited)

In accordance with FIN 46(R), SWRG’s consolidated financial statements for the three months ended April 2, 2007 and April 3, 2006, and the fiscal year ended January 1, 2007 include the accounts and results of the entity that owns Maloney & Porcelli (“M&P”). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked the right to receive the expected residual returns of the entity if they were to occur.

In connection with the adoption of FIN 46(R), SWRG’s net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed SWRG’s current assets by $249 and $253, non-current assets by $70 and $52, current liabilities by $536 and $457, and non-current liabilities by $344 and $359 at April 2, 2007 and January 1, 2007, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,810 and $2,882 and increased restaurant operating costs by $2,457 and $2,465 for the three months ended April 2, 2007 and April 3, 2006, respectively.

(3) Recently Issued Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company’s adoption of FIN 48 had no material impact on its financial position or results from operations for the period ending April 2, 2007 and there was no cumulative effect adjustment made upon adoption. As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At April 2, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the statutes applicable to the Company allow for audits for tax years ended December 31, 2003 and forward.  The Company’s major taxing jurisdiction include the U.S., New York, Florida, Illinois and Pennsylvania.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company has recorded sales tax as net and upon adoption of EITF 06-3, beginning fiscal 2007, will still present net.

(4) Net Income (Loss) Per Common Share

SWRG calculates income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding. Diluted income (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net income per common share for the three-month periods ended April 2, 2007 and April 3, 2006, respectively, was the same as basic net income (loss) per common share.

The following table sets forth the calculation for income per common share on a weighted average basis:

		Three Months Ended
Numerator:		April 2, 2007	April 3, 2006
Net income available to common stockholders		$27	$508

	Total Shares	Weighted Average Shares	Weighted Average Shares
Denominator – Weighted Average Shares:
Beginning Common Shares	8,590,643	8,590,643	8,663,519
Options exercised during the three months ended April 3, 2006	1,183	—	351
Options exercised during the three months ended April 2, 2007	8,400	6,411	—
Treasury Stock purchases during the three months ended April 3, 2006(1).	(74,059)	—	(64,157)
Basic		8,597,054	8,599,713
Dilutive shares		138,798	43,646
Diluted		8,735,852	8,643,359
Per common share:
Basic and diluted		$ 0.00	$ 0.06

(1)

On May 24, 2005, SWRG announced that its Board had authorized a stock repurchase program under which up to one million shares of its Common Stock were authorized to be acquired in the open market over the 18 months following such authorization at the discretion of management.

(5) Share-Based Compensation

Effective January 3, 2006, SWRG adopted the provisions of SFAS No. 123R. Under FAS123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

The Company recorded share-based compensation for the three months ended April 2, 2007 and April 3, 2006 to general and administrative expenses for approximately $37 and $56, respectively.

(6) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and equity securities by major security type and class of security at April 2, 2007 and January 1, 2007 were as follows:

	Amortize Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At April 2, 2007:
Available for sale-short-term:
Equity securities	$118	210	—	$328
	$118	210	—	$328
At April 2, 2007:
Available for sale long-term:
Corporate debt securities	$3,175	—	—	$3,175
	$3,175	—	—	$3,175
At January 1, 2007:
Available for sale-short-term:
Equity securities	$118	193	—	$311
	$118	193	—	$311
At January 1, 2007:
Available for sale long-term:
Corporate debt securities	$3,175	—	—	$3,175
	$3,175	—	—	$3,175

Maturities of debt securities classified as available for sale were as follows at April 2, 2007:

	Amortized Cost	Fair value
Available for sale:
Due after five years through thirty years	$3,175	$3,175
Equity securities	—	—
	$3,175	$3,175

Proceeds from the sale of investment securities available for sale were $1,007 for the three months ended April 3, 2006 and gross realized gains (losses) included in general and administrative expenses were immaterial.

(7) Property and Equipment

Property and equipment consists of the following:

	Apr. 2, 2007	Jan. 1, 2007
Machinery and equipment	$14,028	$13,808
Furniture and fixtures	7,865	7,797
Leasehold improvements	50,884	50,853
Leasehold rights	3,376	3,376
Construction-in-progress	123	113
	76,276	75,947
Less accumulated depreciation and amortization	(30,750)	(29,762)
	$45,526	$46,185

Leasehold improvements include $6,564 of assets under capital lease and machinery and equipment includes $1,237 of assets under capital lease as of April 2, 2007. Depreciation and amortization expense of property and equipment was $988 and $1,071 for the three months ended April 2, 2007 and April 3, 2006, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. There was no interest capitalized at April 2, 2007 and January 1, 2007, respectively.

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. SWRG has insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W of New Orleans. During the three months ended April 3, 2006 SWRG recorded a receivable for net insurance proceeds of $546, which included insurance recovery for both the building and contents.

On December 31, 2006, SWRG closed its Smith & Wollensky restaurant in Dallas, Texas (“S&W Dallas”) because it was unable to achieve a level of income from operations that was in line with the Company’s expectations. On April 2, 2007 the property for the Smith & Wollensky in Dallas was sold for $3,900, less commission and other expenses of approximately $228.

On January 31, 2007, SWRG adopted a plan to close Cité to the public on April 2, 2007 because Cité was unable to achieve a level of income from operations that was in line with its expectations. The lease terminated on April 6, 2007. SWRG incurred a charge of approximately $740 relating the impairment of Cité’s net fixed assets at January 1, 2007.

Assets available for sale, net of impairment charges, consists of the following:

	Apr. 2, 2007	Jan. 1, 2007
Land	$ 1,217	$ 3,218
Building and building improvements	2,115	2,940
Machinery and equipment	927	1,243
Furniture and fixtures	347	573
Leasehold improvements	—	1,425
	4,606	9,399
Less accumulated depreciation and amortization	(2,389)	(3,526)
	$ 2,217	$ 5,873

(8) License Agreement

On January 10, 2007, SWRG entered into a Trademark License Agreement with Bryant Preserving Company (“Licensee”) to grant to Licensee the right to distribute and sell SWRG retail products, as defined (“Licensed Products”), through December 31, 2011, with an option for an additional five years. SWRG will receive a six percent royalty on sales of the Licensed Products, and the royalty is subject to guaranteed minimum net sales levels, as defined. Total royalties received during the three months ended April 2, 2007 amounted to approximately $8. SWRG will pay to St. James Associates a royalty fee of two percent for sales of the Licensed Products. The total proceeds from the sale of the retail business amounted to $550 and included the reimbursement to SWRG for store slotting fees, as well as certain inventory, accounts receivable and accounts payable. This resulted in a net gain of $259, which is included in operating income.

(9) Commitments and Contingencies

Legal Matters

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant located in the Plaza Hotel in New York (the “Hotel”), filed suit against Plaza Operating Partners, Ltd.(“POP”), ELAD Properties, LLC and CPS1, LLC in the Supreme Court of the State of New York, County of New York (the “Litigation”) for breach of contract. Pursuant to a restaurant management agreement (the “Agreement”), Parade managed ONEc.p.s. and The Smith & Wollensky Restaurant Group, Inc. guaranteed Parade’s obligations under the Agreement. Parade alleged, among other things, that the defendants (1) failed to pay a base management fee to Parade as provided for in the Agreement, (2) failed to pay Hotel guest, room and credit account charges to Parade, and (3) failed to pay termination obligations to Parade in connection with the termination of the Agreement. On February 28, 2005, POP served its answer and asserted a counterclaim for breach of contract seeking damages in excess of $500 and attorneys’ fees. CPS 1 Realty and EL-AD Properties NY LLC (the “CPS 1 Defendants” and together with POP, collectively the “Defendants”) served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other union agreements and (3) is liable for damages totaling no less than $3,500 as well as attorneys’ fees and costs. The CPS 1 Defendants subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the Agreement was terminated as a result of Parade’s default under the Agreement and that Parade is solely liable for the termination obligations or, in the alternative, that the Agreement was terminated as a result of insufficient funds to pay operating expenses and that the CPS 1 Defendants are liable for only 50% of the termination obligations. Under the Agreement, depending on how it is terminated, there are three possible scenarios as to which party is responsible for the termination obligations: (i) the Defendants are solely responsible; (ii) Parade is solely responsible; or (iii) the parties share the termination obligations on a 50-50 basis. On September 30, 2005, the CPS1 Defendants served a motion for summary judgment seeking judgment on their claim that the Agreement was terminated as a result of Parade’s default (the “Motion”). While the Motion was pending, the parties asked the Court to defer deciding the Motion to permit the parties an opportunity to negotiate a settlement. The parties are attempting to negotiate a settlement of this litigation.

There have been three arbitrations arising out of the closing of ONEc.p.s restaurant and the lay off of its employees. On January 20, 2005 the arbitrator of the Hotel Industry (the “Arbitrator”) issued a decision directing ONEc.p.s. to post a bond in the amount of $608 (the “Bond”) pursuant to the terms of the collective bargaining agreement with the NY Hotel and Motel Trades Council (the “Union”). The Union claims that this is to cover potential severance, overtime and Health Benefit Fund obligations owed by ONEc.p.s. ONEc.p.s. has refused to post the Bond and contends that the obligations are owed by the owners and operators of the Plaza Hotel. The Union has compelled the Plaza Hotel's owners and operators to post the Bond and has begun the process of obtaining arbitration awards for the overtime, severance and Health Fund obligations. On May 12, 2005, the Arbitrator issued an award ordering ONEc.p.s. to pay $119 to the Union for severance and Health Benefit Fund contributions. On February 28, 2006, the Arbitrator issued an award ordering ONEc.p.s to pay $140 to the Union on behalf of the Health Benefit Fund for delinquent contributions and this award was subsequently reduced to $125. On March 29, 2006, the Arbitrator issued an award ordering ONEc.p.s. to pay $42 to the Union for additional severance. Pursuant to the arbitration awards the amounts, if not paid by ONEc.p.s., can be drawn down from the Bond and the Union has begun drawing down on the Bond. The Union has asserted a claim for “unpaid benefit days” in the amount of $220, which is currently pending before the Arbitrator and the Union has indicated that it intends to pursue a claim for overtime pay. SWRG estimates that the total amount of Union obligations is between $800 and $1,100. Any amounts owed to the Union with respect to the closing of ONEc.p.s. make up part of the counterclaims asserted by the CPS 1 Defendants in the Litigation. It is a matter of contention as whether the Union claims are an obligation of ONEc.p.s. or an obligation of the owners and operators of the Plaza Hotel or both. If Parade were to lose the counterclaims, however, SWRG’s results of operations and cash flows could be adversely affected. As of May 17, 2007 there were no changes to the status of these claims or counterclaims. Due to the uncertainty as to which party is liable, no amount has been accrued for in the financial statements as of April 2, 2007.

SWRG is involved in various other claims and legal actions arising in the ordinary course of business from time to time. Except as set forth above, in the opinion of management, there are currently no legal proceedings the ultimate disposition of which would have a material adverse effect on SWRG’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

On April 16, 2007, SWRG adopted a Change in Control Protection Plan (the “Plan”), which permits SWRG to provide retention and severance benefits (collectively, “Change in Control Benefits”) to specified employees (“Participants”) who may be adversely affected by a change in corporate control. Employees are eligible to participate in the Plan after they have been given a participation agreement signed by a duly authorized officer of the Company. Participants of the Plan will receive a retention benefit in the amount specified in his or her participation agreement if a Change in Control (as defined in the Plan) occurs and the Participant remains employed until the retention date specified in that Participant’s participation agreement (the “Retention Date”) or the Participant incurs a Covered Termination (as defined in the Plan). Participants will receive severance benefits in an amount specified in his or her participation agreement if he or she incurs a Covered Termination on or after a Change in Control. However, a Participant will not be entitled to severance benefits if he or she are offered employment during the Severance Payment Period (as defined in the Plan) with any entity or person that acquires the Company (including Alan Stillman or any entity he directly or indirectly controls) at a salary that is not 5% less than the Participants salary prior to the Change in Control and that does not require the Participant to move from his or her current work location. In addition, as a condition for the payment of severance benefits, the Plan requires that Participants execute a general release of claims in favor of SWRG and agree to certain post-employment covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

Possible Acquisition of SWRG and Related Transactions

Amended and Restated Merger Agreement

Parties to the Amended and Restated Merger Agreement; The Merger

On May 6, 2007, Project Grill, LLC, a Delaware limited liability company (“Grill”), SWRG Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Grill (“Merger Sub”), and SWRG entered into an amended and restated agreement and plan of merger (the “Merger Agreement”). Under the terms of the Merger Agreement and subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into SWRG, with SWRG surviving (the “Merger”). As a result of the Merger, SWRG will become a wholly-owned subsidiary of Grill (the “Surviving Corporation”).

Grill, is a Delaware limited liability company, beneficially owned and controlled by Fortunato N. Valenti and Joachim Splichal, and the private equity funds Bunker Hill Capital, L.P. and its affiliate Bunker Hill Capital (QP), L.P. (collectively, “Bunker Hill”). Grill was organized solely for the purpose of entering into the Merger Agreement and consummating the transactions contemplated by the Merger Agreement and has not previously engaged in any other business operations.

The Original Merger Agreement; Release of Patina Restaurant Group, LLC and SWRG Holdings, Inc.

The Merger Agreement amended and restated the agreement and plan of merger by and among Patina Restaurant Group, LLC (“Patina”), SWRG Holdings, Inc., (“First Merger Sub”) and SWRG entered into as of February 26, 2007 (the “Original Merger Agreement”). Patina has assigned its rights and obligations under the Original Merger Agreement to Grill and First Merger Sub has assigned its rights and obligations under the Original Merger Agreement to Merger Sub, in each case, with the written consent of SWRG (the “Assignment”). Under the terms of the Merger Agreement, the Original Merger Agreement is of no further force or effect, and Patina and First Merger Sub are released from any liability under the Original Merger Agreement and are not parties to the Merger Agreement.

Merger Consideration

At the effective time of the Merger, each share of our Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than any shares owned by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) will be canceled and converted into the right to receive from the Surviving Corporation $11.00 in cash (increased from $9.25 under the terms of the Original Merger Agreement).

Treatment of Stock Options

Each outstanding option to purchase Common Stock, whether or not vested or exercisable at the effective time of the Merger, will be cancelled immediately prior to the effective time in exchange for the right to receive, for each share of Common Stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of $11.00 over the exercise price per share of such option, multiplied by the number of shares of Common Stock for which such option is exercisable (whether vested or unvested) immediately prior to the effective time of the Merger.

Conditions; Required Vote of Stockholders

The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by SWRG stockholders, regulatory approvals and other customary closing conditions.

Pursuant to Delaware General Corporation Law and SWRG’s charter, the Merger must be approved by the holders of a majority of the shares of our outstanding Common Stock. In addition, pursuant to the Merger Agreement, the Merger must be approved by the affirmative vote of the holders of a majority of the outstanding shares of our Common Stock present or voting by proxy at the stockholder meeting relating to the Merger (not including any shares of Common Stock beneficially owned by Mr. Alan N. Stillman). See “Stillman Agreement” and “Voting Agreement” below.

Representations, Warranties and Covenants

SWRG, Grill and Merger Sub have made customary representations, warranties and covenants in the Merger Agreement. Among other things, SWRG may not solicit competing proposals or, subject to exceptions that permit the Special Committee or the Board to comply with their fiduciary duties, participate in any discussions or negotiations regarding alternative proposals. Grill and Merger Sub’s representations include representations with respect to the adequacy of their financing and the solvency of the Surviving Corporation as of the effective time of the Merger and immediately after the consummation of the transactions contemplated by the Merger Agreement.

Termination Provisions; Termination Fees

The Merger Agreement may be terminated under certain circumstances, including if the committee of the Board comprised entirely of independent directors (the “Special Committee”) or the Board has determined that it intends to enter into a transaction with respect to a superior proposal and SWRG otherwise complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, SWRG will be required to reimburse Grill for its transaction expenses up to $600,000, and, under specified circumstances, SWRG will be required to pay Grill a termination fee of $3,900,000. In addition, Grill will be required to pay a termination fee of $4,500,000 (the “Grill Termination Fee”) if SWRG terminates the Merger Agreement under specified circumstances.

Effect of the Merger on Our Common Stock

Our Common Stock is currently registered under the Exchange Act and is quoted on the Nasdaq Global Market under the symbol “SWRG.” If the Merger is completed, the Common Stock will be delisted from the Nasdaq Global Market and will be deregistered under the Exchange Act.

Limited Guarantees of Grill Termination Fee

Concurrently with the execution of the Merger Agreement, and as a condition to the willingness of SWRG to consent to the Assignment and to amend and restate the Original Merger Agreement in accordance with the terms of the Merger Agreement, Bunker Hill and each of Mr. Fortunato N. Valenti, Mr. Joachim Splichal, and Mr. Alan N. Stillman, have executed and delivered to SWRG a limited guarantee pursuant to which each of Bunker Hill and Messrs. Valenti, Splichal and Stillman is guarantying a portion of the obligation of Grill to pay the Grill Termination Fee. Collectively, the guarantors are guarantying the entire Grill Termination Fee.

The Stillman Agreement

Grill (by virtue of an assignment by Patina) and Alan N. Stillman, SWRG's Chairman and Chief Executive Officer, are parties to an agreement dated February 26, 2007, as amended by a letter agreement dated April 27, 2007 and two letter agreements dated May 6, 2007 (collectively, the “Stillman Agreement”). Pursuant to the Stillman Agreement, at the closing of the Merger, Mr. Stillman or his designees (the "Stillman Group") will acquire certain assets from SWRG consisting of real property owned by SWRG in New Orleans, the leases relating to two New York City restaurants (Quality Meats and Park Avenue Cafe), the management agreements relating to three New York City restaurants (Smith & Wollensky, Maloney & Porcelli and Post House), the lease of SWRG's headquarters in New York, the New York warehouse and the New Jersey wine storage agreement and all assets relating to the foregoing.

In consideration for such purchase, the Stillman Group will pay $6,850,000 in cash and/or Common Stock valued at $11.00 per share, plus assume certain liabilities and contingent obligations of SWRG, including the following:

•	any sales, real property transfer or income taxes relating to the acquisition;

•	mortgages on properties in New Orleans and Miami, as well as additional debt relating to the Smith & Wollensky restaurant in Miami, aggregating approximately $3.0 million;
•	approximately $700,000 of capital lease obligations;
•

all expenses of SWRG relating to the Merger, including legal, accounting, proxy fees, severance, change of control and other payments to employees of SWRG estimated to exceed an aggregate of $3.4 million;

•	contingent obligations under various lawsuits (in amounts which cannot presently be determined);
•	certain capital improvements and other costs relating to the Smith & Wollensky restaurant in Las Vegas and to SWRG generally; and
•	all known and unknown obligations or liabilities relating to the assets to be acquired.

Termination of Employment Agreement. Pursuant to the Stillman Agreement, Mr. Stillman agreed to terminate his employment and non competition agreements with SWRG without any responsibility on the part of SWRG for any further payment thereunder (other than salary and benefits accrued through the closing date of the Merger).

Non-Competition. For a period of three years after the closing of the Merger, Mr. Stillman has agreed not to directly or indirectly, whether as an investor, owner, franchisee, member, officer, director, spokesman, employee, consultant or otherwise, have any interest in:

•

any restaurant commonly identified or considered by the public as a steakhouse (a "Steakhouse") located in any of the cities outside of New York City in which SWRG has a Smith & Wollensky steakhouse at the time such interest is acquired by Mr. Stillman, or

•	any entity that owns or operates more than three Steakhouses outside of New York City, including but not limited to any entity that owns or operates The Palm, Morton's, Outback and Ruth's Chris.

Termination and Expense Reimbursement. The Stillman Agreement may be terminated at any time prior to the closing of the Merger by the mutual written consent of the parties and is automatically terminated if the Merger Agreement is terminated. If the Stillman Agreement is terminated as a result of the termination of the Merger Agreement and Grill receives expense reimbursement under the Merger Agreement, within three business days of Grill's receipt of the expense reimbursement, Grill will remit to Mr. Stillman an amount equal to 12-1/2% of the expense reimbursement received by Grill under the Merger Agreement.

Voting Agreement

Alan N. Stillman and certain entities affiliated with him, which collectively own approximately 18% of SWRG’s outstanding Common Stock, are parties to a voting agreement with Grill and Merger Sub pursuant to which these stockholders have agreed to vote all their shares of Common Stock in favor of the Merger and against any action or agreement that would result in a breach by SWRG under the Merger Agreement or would impede or interfere with the Merger.

Amendment to License Agreement

As a condition to entering into the Merger Agreement, Grill required that St. James Associates, L.P. (“St. James”) agree to amend various provisions of the amended and restated sale and license agreement dated January 1, 2006 between St. James and SWRG (the “License Agreement”). Mr. Stillman and an unrelated party are the general partners of St. James. In order to effectuate this amendment, the consent of both general partners was required. On May 6, 2007 Grill and St. James entered into a letter agreement (the "Letter Agreement"), pursuant to which the License Agreement will be amended effective on the closing of the Merger to effectuate the following:

•	Grill has agreed to open at least two new Smith & Wollensky restaurants and to open or make advance payments of additional royalty payments for two additional such restaurants within six years;
•

St. James will eliminate the 1% royalty fee on all restaurant and non-restaurant sales at any steakhouse owned or operated by Grill or its affiliates if such restaurant does not use the Smith & Wollensky name, provided such royalty will continue to be payable unless Grill has fulfilled its build-out obligations;

•	St. James agreed to eliminate the posting by assignees of a letter of credit in connection with the assignment of the License Agreement;
•

if the management services agreement relating to Patina's management of the Smith & Wollensky restaurants located outside of the City of New York is terminated or if neither Patina nor Messrs. Valenti and Splichal are in charge of the management of such restaurants, provisions were added relating to a successor licensee; and

•	St. James agreed to other technical amendments.
In the Letter Agreement, Grill represented and warranted, among other things, that:
•	Grill is beneficially owned by Messrs. Valenti and Splichal and Bunker Hill;
•	Messrs. Valenti and Splichal serve as officers of Grill;
•	Mr. Valenti is the Manager and Mr. Splichal is a senior executive of Patina; and
•

at or prior to the closing of the Merger, Patina will enter into a five year management services agreement with SWRG with respect to the restaurants owned by SWRG and located outside of the City of New York.

Based on Patina's representations to St. James that Patina is a reputable restaurant operator that has managed high quality fine dining restaurants continuously for at least five years and that Patina is a nationally known reputable company active in the food service business, St. James acknowledged that the Merger Agreement is expressly permitted by the License Agreement. In addition, effective on the closing of the Merger, the management agreement dated May 1, 2001 between St. James and SWRG relating to the management of the Smith & Wollensky restaurant in New York will be assigned to Mr. Stillman or an entity controlled by him.

General

As of April 2, 2007, we operated 13 high-end, high volume restaurants in the United States. In addition, we own a parcel of land that was the site of a Smith & Wollensky unit in New Orleans, Louisiana (“S&W New Orleans”) and was closed on August 29, 2005 due to Hurricane Katrina. At April 2, 2007, this property is listed as available for sale. On April 2, 2007 we sold the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $228,000.

As of January 31, 2007, Cité Associates, a subsidiary of SWRG, entered into a Settlement Agreement and certain related documents with Rockefeller Center North, Inc., the landlord (“Landlord”) of the restaurant space occupied by Cité in New York City. The Settlement Agreement, among things, settled the lawsuit in which the Landlord alleged that Cité Associates was obligated to pay, but had not paid, percentage rent since January 1, 2001, with the Landlord acknowledging that Cité Associates was not, and to the end of the original lease term (i.e. , September 30, 2009) will not be, obligated to pay any percentage rent. In addition, unrelated to the lawsuit, on January 31, 2007, we closed Cité to the public on April 2, 2007 because it was unable to achieve a level of income from operations that was in line with our expectations. Pursuant to the Settlement Agreement, Cité made a one-time settlement payment to the Landlord of $85,000 and then received back its $100,000 letter of credit posted with the Landlord as a security deposit under the lease. Cité Associates also terminated its lease for Cité and vacated the premises on April 6, 2007. The total cash charges for closing Cité was approximately $150,000 relating to employee severance and benefits. The Company incurred non-cash charges of approximately $740,000 relating to the impairment of Cité’s net fixed assets at January 1, 2007. The Company also incurred non-cash income of approximately $563,000 from the write-off of deferred rent during the three months ended April 2, 2007. The total net cash and non-cash charges relating to the closing of Cité was approximately $330,000.

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

Our cash investment for each of our owned Smith & Wollensky restaurants open as of April 2, 2007, net of landlord contributions, averaged approximately $6.7 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2008, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

As a result of the timing of the opening of new restaurants and the closing of others, period-to-period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. In calculating comparable consolidated restaurant sales, we introduce a restaurant into our comparable consolidated restaurant base once it has been in operation for 15 months. Comparable consolidated restaurant sales do not include the sales for the Smith & Wollensky in New Orleans, which was closed on August 29, 2005 due to Hurricane Katrina, the Smith & Wollensky in Dallas, which closed on December 31, 2006, and Quality Meats, which opened in April 2006.

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

Effect of FIN 46(R)

In accordance with FIN 46(R), our consolidated financial statements for the three months ended April 2, 2007 and April 3, 2006, and the fiscal year ended January 1, 2007 include the accounts and results of the entity that owns Maloney & Porcelli (“M&P”). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked the right to receive the expected residual returns of the entity if they were to occur.

In connection with the adoption of FIN 46(R), our net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed our current assets by $249,000 and $253,000, non-current assets by $70,000 and $52,000, current liabilities by $536,000 and $457,000, and non-current liabilities by $344,000 and $359,000 at April 2, 2007 and January 1, 2007, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2.8 million and $2.9 million and increased restaurant operating costs by $2.5 million for the three months ended April 2, 2007 and April 3, 2006, respectively.

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

Results of Operations

	Three months ended
Consolidated Statement of Operations Data	April 2, 2007	% of Sales	April 3, 2006	% of Sales
	(dollars in thousands)

Consolidated restaurant sales	$31,851	100.0%	$30,812	100.0%
Cost of consolidated restaurant sales:
Food and beverage costs	9,913	31.1	9,574	31.1
Salaries and related benefit expenses	8,889	27.9	8,609	27.9
Restaurant operating expenses	5,399	17.0	5,001	16.2
Occupancy and related expenses	1,548	4.9	2,102	6.8
Marketing and promotional expenses	1,279	4.0	1,249	4.1
Depreciation and amortization.	921	2.9	1,068	3.5
Insurance proceeds, net	—	—	(546)	(1.8)
Total cost of consolidated restaurant sales	27,949	87.8	27,057	87.8
Income from consolidated restaurant operations	3,902	12.2	3,755	12.2
Management fee income	227	0.7	238	0.8
Income from consolidated and managed restaurants	4,129	12.9	3,993	13.0
General and administrative expenses	2,049	6.4	2,592	8.4
Gain on sale of retail business, net	(259)	(0.8)	—	—
Transaction costs	1,379	4.3	—	—
Royalty expense	486	1.5	478	1.6
Operating income	474	1.5	923	3.0
Interest expense, net of interest income	(141)	(0.4)	(125)	(0.4)
Income before provision for income taxes	333	1.1	798	2.6
Provision for income taxes	156	0.5	110	0.4
Income before income of consolidated variable interest entity	177	0.6	688	2.2
Income of consolidated variable interest entity	(150)	(0.5)	(180)	(0.6)
Net income	$27	0.1%	$508	1.6%

Three Months Ended April 2, 2007 Compared to the Three Months Ended April 3, 2006

Consolidated Restaurant Sales. Consolidated restaurant sales increased $1.0 million, or 3.4%, to $31.8 million for the three months ended April 2, 2007 from $30.8 million for the three months ended April 3, 2006. The increase in consolidated restaurant sales relates primarily to a net increase of $1.7 million at our non-comparable units. This was partially offset by a net decrease of $691,000 at our comparable units. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of the Smith & Wollensky unit in Dallas or Quality Meats. We received an insurance recovery for business interruption, net of administrative fees, during the three months ended April 3, 2006 to partially offset the lost revenues from the closure of the Smith & Wollensky unit in New Orleans. This amount is included in a separate line item “Insurance proceeds, net”. The net increase in non-comparable consolidated restaurant sales was primarily due to the restaurant sales from our new concept, Quality Meats which opened on April 10, 2006. This increase was partially offset by a decrease in sales from our Smith & Wollensky in Dallas, which closed on December 31, 2006. The net decrease in comparable consolidated restaurant sales was primarily due to a net decrease of $509,000 at our comparable consolidated Smith & Wollensky restaurants and a net decrease of $182,000 at our comparable consolidated restaurants in New York. The decrease in comparable consolidated sales is due primarily to a decrease in private dining sales.

Food and Beverage Costs. Food and beverage costs increased $339,000 to $9.9 million for the three months ended April 2, 2007 from $9.6 million for the three months ended April 3, 2006. The increase in food and beverage costs relates to an increase of $539,000 in non-comparable food and beverage cost. Non-comparable food and beverage costs increased due to higher than normal food and beverage costs as a percentage of sales at our new concept Quality Meats. Quality Meats experienced higher costs as a result of initial startup inefficiencies and a lower revenue base. As Quality Meats matures, operating efficiencies are expected to continue to improve and the food and beverage costs as a percentage of sales for that unit are expected to decrease. The increase in food and beverage costs at our non-comparable units was partially offset by a decrease at our comparable units of $200,000 primarily due to the decrease in comparable restaurant sales. Food and beverage costs as a percentage of consolidated restaurant sales remained constant at 31.1% for the three months ended April 2, 2007 and April 3, 2006, respectively.

Salaries and Related Benefits. Salaries and related benefits increased $280,000 to $8.9 million for the three months ended April 2, 2007 from $8.6 million for the three months ended April 3, 2006. The increase in salaries and related benefits related to a net increase of $309,000 at our non-comparable units. This was partially offset by a net decrease of $129,000 at our comparable units. Included in the results of our comparable units during the three months ended April 2, 2007 was approximately $150,000 of severance and related benefits from the closure of the Cité restaurant on April 2, 2007. The net increase at our non-comparable units was primarily due to Quality Meats, which opened on April 10, 2006. Salaries and related benefits as a percent of consolidated restaurant sales remained constant at 27.9% for the three months ended April 2, 2007 and April 3, 2006, respectively.

Restaurant Operating Expenses. Restaurant operating expenses increased $398,000 to $5.4 million for the three months ended April 2, 2007 from $5.0 million for the three months ended April 3, 2006. The increase in restaurant operating expenses related to a net increase of $172,000 at our non-comparable units and an increase of $225,000 at our comparable units. The net increase at our non-comparable units was primarily due to the operating costs at Quality Meats and were partially offset by the decrease related to the closures of the Smith & Wollensky unit in Dallas. The net increase in comparable consolidated restaurant operating expenses of $123,000 was primarily due to an increase in insurance and repairs and maintenance expenses. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 17.0% for the three months ended April 2, 2007 from 16.2% for the three months ended April 3, 2006.

Occupancy and Related Expenses. Occupancy and related expenses decreased $554,000 to $1.5 million for the three months ended April 2, 2007 from $2.1 million for the three months ended April 3, 2006. The decrease in occupancy and related expenses related to a net decrease of $529,000 at our comparable units and to a net decrease of $25,000 at our non-comparable units. The decrease in comparable occupancy and related expense relates to a write-down of deferred rent of approximately $563,000 at our Cité unit which we closed on April 2, 2007. Occupancy and related expenses as a percentage of consolidated restaurant sales decreased to 4.9% for the three months ended April 2, 2007 from 6.8% for the three months ended April 3, 2006.

Marketing and Promotional Expenses. Marketing and promotional expenses increased $30,000 to $1.3 million for the three months ended April 2, 2007 from $1.2 million for the three months ended April 3, 2006. The increase in marketing and promotional expenses related primarily to an increase at our non-comparable units of $38,000, partially offset by a decrease $8,000 at our comparable units. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 4.0% from 4.1% for the three months ended April 2, 2007 and April 3, 2006.

Depreciation and Amortization. Depreciation and amortization decreased $147,000 to $921,000 for the three months ended April 2, 2007 from $1.1 million for the three months ended April 3, 2006. The decrease in depreciation and amortization related to a net decrease of $75,000 at our comparable units and to a net decrease of $72,000 at our non-comparable units. The net decrease at our comparable units related primarily to the Cité restaurant whose assets were fully depreciated at January 1, 2007. The decrease at our non-comparable units related primarily to the assets for the Smith & Wollensky unit in Dallas, which was no longer being depreciated and was sold on April 2, 2007.

Insurance Proceeds, Net. On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. In March 2006, we listed the property in New Orleans as available for sale. During the three months ended April 3, 2006, we recorded a recovery for net insurance proceeds, net of administrative fees of $546,000, which included insurance recovery for building and contents, net of administrative fees.

Management Fee Income. Management fee income decreased $11,000 to $227,000 for the three months ended April 2, 2007 from $238,000 for the three months ended April 3, 2006. The decrease is due to the decrease in the management fee percentage from The Post House restaurant from 6% to 5% of restaurant sales.

General and Administrative Expenses. General and administrative expenses decreased $543,000 to $2.1 million for the three months ended April 2, 2007 from $2.6 million for the three months ended April 3, 2006. General and administrative expenses as a percentage of consolidated restaurant sales decreased to 6.4% for the three months ended April 2, 2007 from 8.4% for the three months ended April 3, 2006 results. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 5.1% for the three months ended April 2, 2007 from 6.5% for the three months ended April 3, 2006. The decrease in general and administrative expenses was due to the reduction in our chief executive officer’s salary, which took effect in May 2006, decreases in staff, decreases in professional fees and comparatively lower rent and office expenses in the first quarter of 2007 due to increased expenses associated with the relocation of our corporate offices in the first quarter of fiscal 2006.

Gain on Sale of Retail Business, Net. On January 10, 2007, we entered into a Trademark License Agreement with Bryant Preserving Company (“Licensee”) to grant to Licensee the right to distribute and sell our retail products, as defined (“Licensed Products”), through December 31, 2011, with an option for an additional five years. We will receive a six percent royalty on sales of the Licensed Products, and the royalty is subject to guaranteed minimum net sales levels, as defined. The total proceeds from the sale of the retail business amounted to approximately $550,000 and included the reimbursement to us for store slotting fees, as well as certain inventory, accounts receivable and accounts payable. This resulted in a net gain of $259,000.

Transaction Costs. Costs associated with the potential acquisition of the Company amounted to approximately $1.4 million during the three months ended April 2, 2007.

Royalty Expense. Royalty expense increased $8,000 to $486,000 for the three months ended April 2, 2007 from $478,000 for the three months ended April 3, 2006.

Interest Expense—Net of Interest Income. Interest expense, net of interest income, increased $16,000 to $141,000 for the three months ended April 2, 2007 from $125,000 for the three months ended April 3, 2006, primarily due to the additional interest expense incurred in conjunction with the final payment for the Dallas portion of our capital lease with Ameritech Credit Corporation, which is discussed below under “—Indebtedness.”

Provision for Income Taxes. We recorded a provision for income taxes during the three months ended April 2, 2007 of approximately $156,000 which compares to a provision of approximately $110,000 for the three months ended April 3, 2006. We utilized approximately $270,000 in other tax credits during the three months ended April 2, 2007 as compared to approximately $90,000 in other tax credits during the three months ended April 3, 2006. At April 2, 2007, we had a deferred tax asset of approximately $11.2 million, which was fully reserved. We believe that the realization of the deferred tax asset is not more likely than not based on the fact that we have not generated taxable income in fiscal 2006 and fiscal 2005.

Income of Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) of this variable interest entity is presented as a separate item after the provision for income taxes.

Liquidity and Capital Resources

Cash Flows.

We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash used in operating activities amounted to $2.1 million and $91,000 for the three months ended April 2, 2007 and April 3, 2006, respectively. During the three months ended April 2, 2007, we used cash flows provided by operations primarily to reduce outstanding payables.

Net cash used in financing activities was $398,000 and $571,000 for the three months ended April 2, 2007 and April 3, 2006, respectively. Net cash used in financing activities for the three months ended April 2, 2007 includes $245,000 principal payments on long-term debt and capital lease obligations, net proceeds of $47,000 from the exercise of options and distributions of $200,000 to the minority interest in the consolidated variable interest entity. Net cash used in financing activities for the three months ended April 3, 2006 includes $77,000 in principal payments on long-term debt and capital lease obligations, $379,000 of treasury stock purchased under the stock repurchase program, net proceeds of $5,000 from the exercise of options and distributions of $120,000 to the minority interest in the consolidated variable interest entity.

Net cash provided by (used in) investing activities was $3.9 million and ($559,000) for the three months ended April 2, 2007 and April 3, 2006, respectively. During the three months ended April 2, 2007, net cash provided by investing activities included the sale proceeds for the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $228,000, and proceeds of approximately

$550,000 from the sale of the retail business. This was partially offset by cash used primarily to fund maintenance of capital expenditures of existing restaurants. Net cash used in investing activities during the three months ended April 3, 2006 includes cash used primarily to fund maintenance capital expenditures of existing restaurants, renovation costs for Quality Meats and the relocation of our corporate offices. This was partially offset by the $1.0 million of net proceeds from the sale of investments. Total capital expenditures were $359,000 and $1.6 million for the three months ended April 2, 2007 and April 3, 2006, respectively.

Capital Expenditures.

Total capital expenditures are expected to be approximately $1.7 million for the remainder of fiscal 2007 related to maintenance capital expenditures in respect of existing restaurants, as well as approximately $300,000 of improvements required under the Third Modification and Renewal of Lease for the Park Ave Café restaurant. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2008 with the launch of our first free-standing Grill. We plan to open a total of three to four Grills from 2008 to 2009. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units. We will continue to pursue our growth strategy until the consummation of the Merger or we are otherwise acquired, if and when that occurs.

Our cash investment for each of our owned Smith & Wollensky restaurants open as of April 2, 2007, net of landlord contributions, averaged approximately $6.7 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. We expect that each new free-standing Grill restaurant will range between 7,000 and 9,000 square feet, will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

Indebtedness.

In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami Beach location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The aggregate balance of the mortgage and loan payable was approximately $1.3 million at April 2, 2007 and January 1, 2007, respectively.

On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia. The $2.0 million was used by us for construction costs related to our Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At January 1, 2007, New Orleans was not in compliance with the financial covenant contained in the agreement. On March 27, 2006, a letter was signed by Hibernia waiving the covenants contained in our promissory note for the year ended January 1, 2007 and through December 31, 2007. We are currently in the process of amending the financial covenants contained in our promissory note with Hibernia. The balance of the promissory note was approximately $1.8 million at April 2, 2007 and January 1, 2007, respectively.

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

On January 27, 2006, we entered into a $5.0 million secured line of credit facility with Morgan Stanley (“Credit Agreement”). Under the Credit Agreement, we are the borrower and Dallas S&W, L.P., our subsidiary, and the Company are the Guarantors. The $5.0 million line can be used for general corporate purposes. We may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at our election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is guaranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and us. There was no balance outstanding under this Credit Agreement at January 1, 2007. On April 2, 2007 we sold the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $228,000. On March 23, 2007, we entered into an Amendment to Line of Credit Agreement with Morgan Stanley which released Dallas S&W, L.P. as the Guarantor as well as placing a restriction on us from drawing down on this line of credit until we are able to replace this collateral.

Pursuant to the terms of our secured line of credit facility, we cannot declare or pay any dividends if any portion of this loan is outstanding.

Sale Lease-back Transactions.

For information relating to a sale-leaseback transaction involving Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P., each a wholly-owned subsidiary of the Company, see “—Indebtedness” above.

For information relating to a proposed sale-leaseback transaction involving our Park Avenue Café restaurant, see Notes to Unaudited Consolidated Financial Statements, Note 1.

Future minimum capital lease payments at April 2, 2007 were as follows:

Fiscal year:	(in 000’s)
2007	$408
2008	545
2009	545
2010	369
2011	330
Thereafter	19,287
Total future capital lease payments	21,484
Less: amount representing interest	(13,931)
Present value of net minimum capital lease payments	7,553
Less: current portion	77
Long-term obligations under capital leases at April 2, 2007	$7,476

The remainder of the fixed minimum annual rental payments is being treated as an operating lease.

Liquidity.

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

Effect of New Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of FIN 48 had no material impact on our financial position or results from operations for the period ending April 2, 2007 and there was no cumulative effect adjustment made upon adoption. As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At April 2, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the statutes applicable to the Company allow for audits for tax years ended December 31, 2003 and forward.  The Company’s major taxing jurisdiction include the U.S., New York, Florida, Illinois and Pennsylvania.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company has recorded sales tax as net and adoption of EITF 06-3, beginning fiscal 2007, will still present net.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami Beach property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates as well as our fixed rate of indebtedness. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at April 2, 2007.

	Expected Maturity Date Fiscal Year Ended
Debt	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value April 2,2007
	(Dollars in thousands)
Long-term variable rate	$777	$—	$—	—	—	—	$777	$777
Average interest rate							9.0%
Long-term fixed rate	$118	$167	$1,637	$71	$77	$228	$2,298	$2,600
Average interest rate							6.6%
Total Debt							$3,075	$3,377

We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our “disclosure controls and procedures” were effective as of April 2, 2007.

Changes in Internal Controls

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant located in the Plaza Hotel in New York (the “Hotel”), filed suit against Plaza Operating Partners, Ltd.(“POP”), ELAD Properties, LLC and CPS1, LLC in the Supreme Court of the State of New York, County of New York (the “Litigation”) for breach of contract. Pursuant to a restaurant management agreement (the “Agreement”), Parade managed ONEc.p.s. and The Smith & Wollensky Restaurant Group, Inc. guaranteed Parade’s obligations under the Agreement. Parade alleged, among other things, that the defendants (1) failed to pay a base management fee to Parade as provided for in the Agreement, (2) failed to pay Hotel guest, room and credit account charges to Parade, and (3) failed to pay termination obligations to Parade in connection with the termination of the Agreement. On February 28, 2005, POP served its answer and asserted a counterclaim for breach of contract seeking damages in excess of $500,000 and attorneys’ fees. CPS 1 Realty and EL-AD Properties NY LLC (the “CPS 1 Defendants” and together with POP, collectively the “Defendants”) served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other union agreements and (3) is liable for damages totaling no less than $3.5 million as well as attorneys’ fees and costs. The CPS 1 Defendants subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the Agreement was terminated as a result of Parade’s default under the Agreement and that Parade is solely liable for the termination obligations or, in the alternative, that the Agreement was terminated as a result of insufficient funds to pay operating expenses and that the CPS 1 Defendants are liable for only 50% of the termination obligations. Under the Agreement, depending on how it is terminated, there are three possible scenarios as to which party is responsible for the termination obligations: (i) the Defendants are solely responsible; (ii) Parade is solely responsible; or (iii) the parties share the termination obligations on a 50-50 basis. On September 30, 2005, the CPS1 Defendants served a motion for summary judgment seeking judgment on their claim that the Agreement was terminated as a result of Parade’s default (the “Motion”). While the Motion was pending, the parties asked the Court to defer deciding the Motion to permit the parties an opportunity to negotiate a settlement. The parties are attempting to negotiate a settlement of this litigation.

There have been three arbitrations arising out of the closing of ONEc.p.s restaurant and the lay off of its employees. On January 20, 2005 the arbitrator of the Hotel Industry (the “Arbitrator”) issued a decision directing ONEc.p.s. to post a bond in the amount of $608,000 (the “Bond”) pursuant to the terms of the collective bargaining agreement with the NY Hotel and Motel Trades Council (the “Union”). The Union claims that this is to cover potential severance, overtime and Health Benefit Fund obligations owed by ONEc.p.s. ONEc.p.s. has refused to post the Bond and contends that the obligations are owed by the owners and operators of the Plaza Hotel. The Union has compelled the Plaza Hotel's owners and operators to post the Bond and has begun the process of obtaining arbitration awards for the overtime, severance and Health Fund obligations. On May 12, 2005, the Arbitrator issued an award ordering ONEc.p.s. to pay $119,000 to the Union for severance and Health Benefit Fund contributions. On February 28, 2006, the Arbitrator issued an award ordering ONEc.p.s to pay $140,000 to the Union on behalf of the Health Benefit Fund for delinquent contributions and this award was subsequently reduced to $125,000. On March 29, 2006, the Arbitrator issued an award ordering ONEc.p.s. to pay $42,000 to the Union for additional severance. Pursuant to the arbitration awards the amounts, if not paid by ONEc.p.s., can be drawn down from the Bond and the Union has begun drawing down on the Bond. The Union has asserted a claim for “unpaid benefit days” in the amount of $220,000, which is currently pending before the Arbitrator and the Union has indicated that it intends to pursue a claim for overtime pay. SWRG estimates that the total amount of Union obligations is between $800,000 and $1.1 million. Any amounts owed to the Union with respect to the closing of ONEc.p.s. make up part of the counterclaims asserted by the CPS 1 Defendants in the Litigation. It is a matter of contention as whether the Union claims are an obligation of ONEc.p.s. or an obligation of the owners and operators of the Plaza Hotel or both. If Parade were to lose the counterclaims, however, SWRG’s results of operations and cash flows could be adversely affected. As of May 17, 2007 there were no changes to the status of these claims or counterclaims. Due to the uncertainty as to which party is liable, no amount has been accrued for in the financial statements as of April 2, 2007.

SWRG is involved in various other claims and legal actions arising in the ordinary course of business from time to time. Except as set forth above, in the opinion of management, there are currently no legal proceedings the ultimate disposition of which would have a material adverse effect on SWRG’s consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors.

The most significant risk factors applicable to the Company are described under the caption “Item 1A. Risk Factors” in Part I of our 2006 Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits

Exhibit No.	Exhibit
2.1

Amended and Restated Agreement and Plan of Merger, dated May 6, 2007, between Project Grill, LLC, SWRG Acquisition Sub, Inc. and SWRG (incorporated herein by reference to Annex A to SWRG’s preliminary proxy statement on Schedule 14A filed with the SEC on May 15, 2007).

10.1	Consent to and Acknowledgement of Assignment, dated April 25, 2007 (incorporated herein by reference to Exhibit (d)(7) of SWRG’s Schedule 13E-3, filed on May 15, 2007, (the “13E-3”)).
10.2

Letter Agreement, dated May 6, 2007, relating to the proposed amendments to the Amended and Restated Sale and License Agreement dated as of January 1, 2006, by and between St. James Associates, L.P. and SWRG (incorporated herein by reference to Exhibit 4 to the Schedule 13D/A filed with respect to SWRG by Alan N. Stillman on May 9, 2007, SEC File No. 5-61691 (the “Stillman 13D/A”)).

10.3

Equity Commitment Letter, dated May 6, 2007, between Bunker Hill Capital, L.P., Bunker Hill Capital (QP), L.P. and Project Grill LLC (incorporated herein by reference to Exhibit (a)(5)(ii) of the 13E-3).

10.4	Equity Commitment Letter, dated May 6, 2007, between Fortunato N. Valenti, Joachim Splichal and Project Grill LLC (incorporated herein by reference to Exhibit (a)(5)(iii) of the 13E-3).
10.5

Commitment Letter for $70 Million Senior Secured Facility, dated May 6, 2007, between Wells Fargo Foothill, Inc., Bunker Hill Capital, L.P., Fortunato N. Valenti and Joachim B. Splichal (incorporated herein by reference to Exhibit (b) of the 13E-3).

10.6

Agreement, dated February 26, 2007, between Patina Restaurant Group, LLC and Alan N. Stillman (the “Original Stillman Agreement”) (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed by SWRG on February 28, 2007, SEC File No. 001-16505).

10.7	Letter Agreement, dated April 27, 2007, amending the Original Stillman Agreement (incorporated herein by reference to Exhibit 1 to the Stillman 13D/A).
10.8	Letter Agreement, dated May 6, 2007, amending the Original Stillman Agreement (incorporated herein by reference to Exhibit 2 to the Stillman 13D/A).
10.9	Letter Agreement, dated May 6, 2007, amending the Original Stillman Agreement (incorporated herein by reference to Exhibit 2 to the Stillman 13D/A).
10.10	Limited Guarantee, dated May 6, 2007 by Bunker Hill Capital, L.P. and Bunker Hill Capital (QP), L.P. in favor of SWRG (incorporated herein by reference to Exhibit (d)(10) to the 13E-3).
10.11	Limited Guarantee, dated May 6, 2007 by Fortunato N. Valenti in favor of SWRG (incorporated herein by reference to Exhibit (d)(11) to the 13E-3).
10.12	Limited Guarantee, dated May 6, 2007 by Joachim B. Splichal in favor of SWRG (incorporated herein by reference to Exhibit (d)(12) to the 13E-3).
10.13	Limited Guarantee, dated May 6, 2007 by Alan N. Stillman in favor of SWRG (incorporated herein by reference to Exhibit 5 to the Stillman 13D/A).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

May 17, 2007	By: /s/ ALAN N. STILLMAN

Name: Alan N. Stillman

Title: Chairman of the Board, Chief Executive

Officer and Director (Principal Executive Officer)

May 17, 2007	By: /s/ SAMUEL GOLDFINGER

Name: Samuel Goldfinger

Title: Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
2.1

Amended and Restated Agreement and Plan of Merger, dated May 6, 2007, between Project Grill, LLC, SWRG Acquisition Sub, Inc. and SWRG (incorporated herein by reference to Annex A to SWRG’s preliminary proxy statement on Schedule 14A filed with the SEC on May 15, 2007).

10.1	Consent to and Acknowledgement of Assignment, dated April 25, 2007 (incorporated herein by reference to Exhibit (d)(7) of SWRG’s Schedule 13E-3, filed on May 15, 2007, (the “13E-3”)).
10.2

Letter Agreement, dated May 6, 2007, relating to the proposed amendments to the Amended and Restated Sale and License Agreement dated as of January 1, 2006, by and between St. James Associates, L.P. and SWRG (incorporated herein by reference to Exhibit 4 to the Schedule 13D/A filed with respect to SWRG by Alan N. Stillman on May 9, 2007, SEC File No. 5-61691 (the “Stillman 13D/A”)).

10.3

Equity Commitment Letter, dated May 6, 2007, between Bunker Hill Capital, L.P., Bunker Hill Capital (QP), L.P. and Project Grill LLC (incorporated herein by reference to Exhibit (a)(5)(ii) of the 13E-3).

10.4	Equity Commitment Letter, dated May 6, 2007, between Fortunato N. Valenti, Joachim Splichal and Project Grill LLC (incorporated herein by reference to Exhibit (a)(5)(iii) of the 13E-3).
10.5

Commitment Letter for $70 Million Senior Secured Facility, dated May 6, 2007, between Wells Fargo Foothill, Inc., Bunker Hill Capital, L.P., Fortunato N. Valenti and Joachim B. Splichal (incorporated herein by reference to Exhibit (b) of the 13E-3).

10.6

Agreement, dated February 26, 2007, between Patina Restaurant Group, LLC and Alan N. Stillman (the “Original Stillman Agreement”) (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed by SWRG on February 28, 2007, SEC File No. 001-16505).

10.7	Letter Agreement, dated April 27, 2007, amending the Original Stillman Agreement (incorporated herein by reference to Exhibit 1 to the Stillman 13D/A).
10.8	Letter Agreement, dated May 6, 2007, amending the Original Stillman Agreement (incorporated herein by reference to Exhibit 2 to the Stillman 13D/A).
10.9	Letter Agreement, dated May 6, 2007, amending the Original Stillman Agreement (incorporated herein by reference to Exhibit 2 to the Stillman 13D/A).
10.10	Limited Guarantee, dated May 6, 2007 by Bunker Hill Capital, L.P. and Bunker Hill Capital (QP), L.P. in favor of SWRG (incorporated herein by reference to Exhibit (d)(10) to the 13E-3).
10.11	Limited Guarantee, dated May 6, 2007 by Fortunato N. Valenti in favor of SWRG (incorporated herein by reference to Exhibit (d)(11) to the 13E-3).
10.12	Limited Guarantee, dated May 6, 2007 by Joachim B. Splichal in favor of SWRG (incorporated herein by reference to Exhibit (d)(12) to the 13E-3).
10.13	Limited Guarantee, dated May 6, 2007 by Alan N. Stillman in favor of SWRG (incorporated herein by reference to Exhibit 5 to the Stillman 13D/A).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.