Form 10-Q
period 2007-08-13
SMITH & WOLLENSKY RESTAURANT GROUP INC
filed 2007-08-16
CIK 1137047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2007

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

Large accelerated filer |_|                  Accelerated filer |X|                  Non-accelerated filer |_|

As of July 2, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $ 76,428,663.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_|   No |X|

As of August 16, 2007, the registrant had 8,615,293 shares of common stock, $.01 par value per share, outstanding.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Table of Contents
	Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets as of July 2, 2007 and January 1, 2007		1
Unaudited Consolidated Statements of Operations for the three and six-month periods ended July 2, 2007 and July 3, 2006		2
Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and six-month periods ended July 2, 2007 and July 3, 2006		3
Unaudited Consolidated Statements of Cash Flows for the three and six-month periods ended July 2, 2007 and July 3, 2006		4
Notes to Unaudited Consolidated Financial Statements		5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		12
Item 3. Quantitative and Qualitative Disclosures About Market Risk		21
Item 4. Controls and Procedures		21

PART II – OTHER INFORMATION
Item 1. Legal Proceedings		21
Item 1A. Risk Factors		22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		22
Item 3. Defaults Upon Senior Securities		22
Item 4. Submission of Matters to a Vote of Security Holders		22
Item 5. Other Information		22
Item 6. Exhibits		23

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
(dollar amounts in thousands, except share data)
	July 2, 2007	January 1, 2007
Assets
Current assets:
Cash and cash equivalents	$7,021	$8,270
Short-term investments	356	311
Accounts receivable, less allowance for doubtful accounts of $20 at July 2, 2007 and January 1, 2007	766	483
Credit card receivable, net.	1,130	2,217
Due from managed units	238	116
Merchandise inventory	4,434	4,961
Prepaid expenses and other current assets	1,443	1,365
Total current assets	15,388	17,723
Property and equipment, net	45,784	46,185
Assets held for sale, net of impairment charges	2,144	5,873
Goodwill	6,886	6,886
Licensing agreement, net	2,898	2,975
Long-term investments	3,175	3,175
Other assets	3,768	3,936
Total assets	$80,043	$86,753
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$161	$944
Current portion of obligations under capital lease	106	148
Current portion of deferred gain	352	367
Due to managed units	35	967
Accounts payable and accrued expenses	10,508	14,156
Total current liabilities	11,162	16,582
Obligations under capital leases	7,420	7,601
Deferred gain on sales leasebacks	12,388	12,604
Long-term debt, net of current portion	2,094	2,180
Deferred rent	8,590	9,120
Total liabilities	41,654	48,087
Interest in consolidated variable interest entity	(239)	(494)
Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01; authorized 40,000,000 shares; 8,615,293 and 8,590,643 shares issued and outstanding at July 2, 2007 and January 1, 2007, respectively)	94	94
Additional paid-in capital	70,501	70,293
Accumulated deficit	(27,521)	(26,736)
Accumulated other comprehensive income	234	189
Treasury stock, 1,001,173 shares at July 2, 2007 and January 1, 2007, at cost	(4,680)	(4,680)
	38,628	39,160
Total liabilities and stockholders’ equity	$80,043	$86,753

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2007	July 3, 2006	July 2, 2007	July 3, 2006
Consolidated restaurant sales	$28,446	$30,242	$60,297	$61,054
Cost of consolidated restaurant sales:
Food and beverage costs	8,835	9,370	18,748	18,944
Salaries and related benefit expenses	7,699	8,504	16,588	17,113
Restaurant operating expenses	5,032	4,968	10,431	9,969
Occupancy and related expenses	2,066	2,157	3,614	4,259
Marketing and promotional expenses	981	1,088	2,260	2,337
Depreciation and amortization expenses	921	1,055	1,842	2,123
Write-down of old assets of renovated restaurant assets	438	—	438	—
Insurance proceeds, net	—	(423)	—	(969)
Total cost of consolidated restaurant sales	25,972	26,719	53,921	53,776
Income from consolidated restaurant operations	2,474	3,523	6,376	7,278
Management fee income	231	234	458	472
Income from consolidated and managed restaurants	2,705	3,757	6,834	7,750
General and administrative expenses	2,119	2,246	4,168	4,838
Gain on sale of retail business, net	—	—	(259)	—
Transaction costs	414	—	1,793	—
Royalty expense	432	451	918	929
Operating income (loss)	(260)	1,060	214	1,983
Interest expense	(147)	(151)	(315)	(303)
Amortization of deferred debt financing costs	(7)	(14)	(13)	(21)
Interest income	100	31	133	65
Interest expense net of interest income	(54)	(134)	(195)	(259)
Income (loss) before provision for income taxes	(314)	926	19	1,724
Provision for income taxes	152	104	308	214
Loss before income of consolidated variable interest entity	(466)	822	(289)	1,510
Income of consolidated variable interest entity	(346)	(250)	(496)	(430)
Net income (loss)	$(812)	$572	$(785)	$1,080
Net income (loss) per share:
Basic and diluted	$(0.09)	$0.07	$(0.09)	$0.13
Weighted average common shares outstanding:
Basic	8,605,194	8,590,643	8,601,124	8,595,178
Diluted	8,605,194	8,635,060	8,601,124	8,643,164

See accompanying notes to unaudited consolidated financial statements.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(dollar amounts in thousands)
Six months ended July 2, 2007 and July 3, 2006
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury stock		Stockholder’s
	Shares	Amount	paid-in capital	Deficit	income (loss)	Shares	Amount	equity
Balance at January 2, 2006	8,663,519	$94	$70,066	$(22,503)	$143	927,114	$(4,301)	$43,499
Stock options exercised, net of tax benefit	1,183	—	5	—	—	—	—	5
Compensation expense in connection with employee stock options	—	—	121	—	—	—	—	121
Treasury stock purchases (1)	(74,059)	—	—	—	—	74,059	(379)	(379)
Comprehensive income on investments, net of tax effect	—	—	—	—	17	—	—	17
Net income	—	—	—	1,080	—	—	—	1,080
Total comprehensive loss	—	—	—	—	—	—	—	1,097
Balance at July 3, 2006	8,590,643	$94	$70,192	$(21,423)	$160	1,001,173	$(4,680)	$44,343
Balance at January 1, 2007	8,590,643	$94	$70,293	(26,736)	$189	1,001,173	$(4,680)	$39,160
Stock options exercised	24,650	—	134	—	—	—	—	134
Compensation expense in connection with employee stock options	—	—	74	—	—	—	—	74
Comprehensive income on investments, net of tax	—	—	—	—	45	—	—	45
Net loss	—	—	—	(785)	—	—	—	(785)
Total comprehensive income	—	—	—	—	—	—	—	(740)
Balance at July 2, 2007	8,615,293	$94	$70,501	$(27,521)	$234	1,001,173	$(4,680)	$38,628

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

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.
AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
(dollar amounts in thousands)
Six months ended July 2, 2007 and July 3, 2006

	July 2,	July 3,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(785)	$1,080
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,070	2,363
Amortization of debt discount	13	21
Write-down of old assets of renovated restaurant assets	438	—
Deferred gain on sale leaseback	(216)	(186)
Stock based compensation	74	121
Gain on sale of retail business, net	(259)	—
Deferred rent	(530)	(8)
Income of consolidated variable interest entity	496	430
Changes in operating assets and liabilities:
Accounts receivable	598	791

Merchandise inventory	472	129
Prepaid expenses and other current assets	(78)	(288)
Other assets	149	(224)
Accounts payable and accrued expenses	(4,748)	(1,735)
Net cash (used in) provided by operating activities	(2,306)	2,494
Cash flows from investing activities:
Purchase of property and equipment	(1,967)	(2,301)
Proceeds from sale of property	3,672	—
Proceeds from sale of retail business	550	—
Proceeds from sale of nondepreciable assets	—	200
Proceeds from sale of investments	—	999
Cash flows provided by (used in) investing activities	2,255	(1,102)
Cash flows from financing activities:
Principal payments of long-term debt	(869)	(95)
Principal payments of capital lease obligations	(223)	(68)
Net proceeds from exercise of options	134	5
Purchase of treasury stock	—	(379)
Distribution to owners of consolidated variable interest entity	(240)	(240)
Cash flows used in financing activities	(1,198)	(777)
Net change in cash and cash equivalents	(1,249)	615
Cash and cash equivalents at beginning of period	8,270	2,362
Cash and cash equivalents at end of period	$7,021	$2,977
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$283	$242
Income Taxes	$179	$622

See accompanying notes to unaudited consolidated financial statements.

(1) General

 The Smith & Wollensky Restaurant Group, Inc. (formerly The New York Restaurant Group, Inc.) and subsidiaries (collectively, “SWRG” or the “Company”) operate in a single segment, which develops, owns, operates and manages a diversified portfolio of upscale tablecloth restaurants. At July 2, 2007, SWRG owned and operated ten restaurants, including eight Smith & Wollensky restaurants, and managed three restaurants. In addition, SWRG owns the Smith & Wollensky unit in New Orleans, Louisiana, which was closed on August 29, 2005 due to Hurricane Katrina. At July 2, 2007, S&W of New Orleans was listed as available for sale. Also included in assets held for sale is the private dining facility (the “Townhouse”) for the Company’s Park Ave  restaurant in New York City. The Townhouse is a part of a sales leaseback transaction that is expected to close in September 2007. On April 2, 2007, SWRG sold the property for the Smith & Wollensky in Dallas for $3,900, less commission and other expenses of approximately $228. As of January 31, 2007, La Cité Associates, L.P. (“Cité Associates”), a subsidiary of SWRG, entered into a Settlement Agreement and certain related documents with Rockefeller Center North, Inc., the landlord (“Landlord”) of the restaurant space occupied by the Cité restaurant (“Cité”) in New York City. The Settlement Agreement, among things, settled the lawsuit in which the Landlord alleged that Cité Associates was obligated to pay, but had not paid, percentage rent since January 1, 2001, with the Landlord acknowledging that Cité Associates was not, and to the end of the original lease term ( September 30, 2009) will not be, obligated to pay any percentage rent. In addition, unrelated to the lawsuit, on January 31, 2007, SWRG adopted a plan to close Cité to the public on April 2, 2007. SWRG decided to close Cité because it was unable to achieve a level of income from operations that was in line with its expectations. Pursuant to the Settlement Agreement, Cité made a one-time settlement payment to the Landlord of $85 and then received back its $100 letter of credit posted with the Landlord as a security deposit under the lease. Cité Associates also terminated its lease for Cité and vacated the premises on April 6, 2007. The total cash charges for closing Cité was approximately $150 relating to employee severance and benefits. SWRG incurred non-cash charges of approximately $740 relating to the impairment of Cité’s net fixed assets at January 1, 2007. SWRG also incurred non-cash income of approximately $563 from the write-off of deferred rent during the three months ended April 2, 2007. The total net cash and non-cash charges relating to the closing of Cité was approximately $330. On May 23, 2007, SWRG closed the Park Avenue Café restaurant and renovated it into its newest concept, Park Avenue (Summer, Autumn, Winter, Spring) , which opened on June 8, 2007.

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

SWRG utilizes a 52- or 53-week reporting period ending on the Monday nearest to December 31st. The periods ended July 2, 2007 and July 3, 2006 represent 13 and 26-week reporting periods.

Possible Acquisition of SWRG and Related Transactions

Amended and Restated Merger Agreement

Parties to the Amended and Restated Merger Agreement; The Merger

On May 6, 2007, Project Grill, LLC, a Delaware limited liability company (“Grill”), SWRG Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Grill (“Merger Sub”), and SWRG entered into an amended and restated agreement and plan of merger (the “Merger Agreement”). Under the terms of the Merger Agreement and subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into SWRG, with SWRG surviving (the “Merger”). As a result of the Merger, SWRG will become a wholly-owned subsidiary of Grill (the “Surviving Corporation”). The merger is expected to close during SWRG’s fiscal third quarter.

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

Termination Provisions; Termination Fees

The Merger Agreement may be terminated under certain circumstances, including if the committee of the Board comprised entirely of independent directors (the “Special Committee”) or the Board has determined that it intends to enter into a transaction with respect to a superior proposal and SWRG otherwise complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, SWRG will be required to reimburse Grill for its transaction expenses up to $600, and, under specified circumstances, SWRG will be required to pay Grill a termination fee of $3,900. In addition, Grill will be required to pay a termination fee of $4,500 (the “Grill Termination Fee”) if SWRG terminates the Merger Agreement under specified circumstances.

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

The Stillman Agreement

Grill (by virtue of an assignment by Patina) and Alan N. Stillman, SWRG's Chairman and Chief Executive Officer, are parties to an agreement dated February 26, 2007, as amended by a letter agreement dated April 27, 2007 and two letter agreements dated May 6, 2007 (collectively, the “Stillman Agreement”). Pursuant to the Stillman Agreement, at the closing of the Merger, Mr. Stillman or his designees (the "Stillman Group") will acquire certain assets from SWRG consisting of real property owned by SWRG in New Orleans, the leases relating to two New York City restaurants (Quality Meats and Park Avenue (Summer, Autumn, Winter, Spring) ), the management agreements relating to three New York City restaurants (Smith & Wollensky, Maloney & Porcelli and Post House), the lease of SWRG's headquarters in New York, the New York warehouse and the New Jersey wine storage agreement and all assets relating to the foregoing.

In consideration for such purchase, the Stillman Group will pay $6,850 in cash and/or Common Stock valued at $11.00 per share, plus assume certain liabilities and contingent obligations of SWRG, including the following:

•	any sales, real property transfer or income taxes relating to the acquisition;

•	mortgages on properties in New Orleans and Miami, as well as additional debt relating to the Smith & Wollensky restaurant in Miami, aggregating approximately $3.1 million;

•	approximately $800 of capital lease obligations;

•
all expenses of SWRG relating to the Merger, including legal, accounting, proxy fees, severance, change of control and other payments to employees of SWRG estimated to exceed an aggregate of $3.4 million;

•	contingent obligations under various lawsuits (in amounts which cannot presently be determined);

•	certain capital improvements and other costs relating to the Smith & Wollensky restaurant in Las Vegas and to SWRG generally aggregating approximately $550; and

•	all known and unknown obligations or liabilities relating to the assets to be acquired.

Some of the liabilities listed above have been or will be paid by SWRG prior to the closing of the Merger. Based on the amount of these payments made by SWRG prior to the closing of the Merger, the amount to be paid to Mr. Stillman by Grill or the amount to be paid to Grill by Mr. Stillman pursuant to the working capital adjustment provisions of the Stillman Agreement will be adjusted on a dollar-for-dollar basis so that Mr. Stillman will still bear the responsibility for these liabilities.

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

(2) Effect of FIN 46(R) (unaudited)

In accordance with FIN 46(R), SWRG’s consolidated financial statements for the three and six months ended July 2, 2007 and July 3, 2006, and the fiscal year ended January 1, 2007 include the accounts and results of the entity that owns Maloney & Porcelli (“M&P”). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. SWRG consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked the right to receive the expected residual returns of the entity if they were to occur.

In connection with the adoption of FIN 46(R), SWRG’s net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed SWRG’s current assets by $444 and $253, non-current assets by $54 and $52, current liabilities by $338 and $457, and non-current liabilities by $333 and $359 at July 2, 2007 and January 1, 2007, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2,901 and $2,705 and increased restaurant operating costs by $2,349 and $2,225 for the three months ended July 2, 2007 and July 3, 2006, respectively, and increased consolidated sales by $5,711 and $5,587 and increased restaurant operating costs by $4,806 and $4,690 for the six months ended July 2, 2007 and July 3, 2006, respectively

 (3) Recently Issued Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company’s adoption of FIN 48 had no material impact on its financial position or results from operations for the period ending July 2, 2007 and there was no cumulative effect adjustment made upon adoption. As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At July 2, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the statutes applicable to the Company allow for audits for tax years ended December 31, 2003 and forward.  The Company’s major taxing jurisdictions include the U.S., New York, Florida, Illinois and Pennsylvania.

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

(4) Net Income (Loss) Per Common Share

SWRG calculates income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding. Diluted income (loss) per common share assumes the conversion of the convertible redeemable preferred shares as of the beginning of the year and the exercise of stock options and warrants using the treasury stock method, if dilutive. Dilutive net income per common share for the three and six-month periods ended July 2, 2007 and July 3, 2006, respectively, was the same as basic net income (loss) per common share.

The following table sets forth the calculation for income (loss) per common share on a weighted average basis:

	Three Months Ended		Six Months Ended
Numerator:	July 2, 2007	July 3, 2006	July 2, 2007	July 3, 2006
Net income (loss) available to common stockholders	$(812)	$572	$(785)	$1,080

	Total Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares	Weighted Average Shares
Denominator – Weighted Average Shares:
Beginning Common Shares	8,590,643	8,590,643	8,663,519	8,590,643	8,663,519
Options exercised during the six months ended July 3, 2006	1,183	—	1,183	—	767
Options exercised during the six months ended July 2, 2007	24,650	14,551	—	10,481	—
Treasury Stock purchases during the three months ended July 3, 2006(1).	(74,059)	—	(74,059)	—	(69,108)
Basic		8,605,194	8,590,643	8,601,124	8,595,178
Dilutive shares		—	44,417	—	47,986
Diluted		8,605,194	8,635,060	8,601,124	8,643,164
Per common share:
Basic and diluted		$ (0.09)	$ 0.07	$ (0.09)	$ 0.13

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

The Company recorded share-based compensation for the six months ended July 2, 2007 and July 3, 2006 to general and administrative expenses for approximately $74 and $121, respectively.

 (6) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and equity securities by major security type and class of security at July 2, 2007 and January 1, 2007 were as follows:
	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At July 2, 2007:
Available for sale-short-term:
Equity securities	$118	238	—	$356
	$118	238	—	$356
At July 2, 2007:
Available for sale long-term:
Corporate debt securities	$3,175	—	—	$3,175
	$3,175	—	—	$3,175
At January 1, 2007:
Available for sale-short-term:
Equity securities	$118	193	—	$311
	$118	193	—	$311
At January 1, 2007:
Available for sale long-term:
Corporate debt securities	$3,175	—	—	$3,175
	$3,175	—	—	$3,175

Maturities of debt securities classified as available for sale were as follows at July 2, 2007:
	Amortized Cost	Fair value
Available for sale:
Due after five years through thirty years	$3,175	$3,175
Equity securities	—	—
	$3,175	$3,175

Proceeds from the sale of investment securities available for sale were $999 for the six months ended July 3, 2006 and gross realized gains (losses) included in general and administrative expenses were immaterial.

(7) Property and Equipment

Property and equipment consists of the following:

	Jul. 2, 2007	Jan. 1, 2007
Machinery and equipment	$14,768	$13,808
Furniture and fixtures	8,159	7,797
Leasehold improvements	51,096	50,853
Leasehold rights	3,376	3,376
Construction-in-progress	123	113
	77,522	75,947
Less accumulated depreciation and amortization	(31,738)	(29,762)
	$45,784	$46,185

Leasehold improvements include $6,564 of assets under capital lease and machinery and equipment includes $1,237 of assets under capital lease as of July 2, 2007. Depreciation and amortization expense of property and equipment was $999 and $1,205 for the three months ended July 2, 2007 and July 3, 2006, respectively, and $1,987 and $2,276 for the six months ended July 2, 2007 and July 3, 2006, respectively. SWRG capitalizes interest cost as a component of the cost of construction in progress. There was no interest capitalized at July 2, 2007 and January 1, 2007, respectively.

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, causing damage to S&W New Orleans. SWRG has insurance policies that cover certain losses relating to flood and wind damage and coverage for interruption of business for S&W New Orleans. During the six months ended July 3, 2006 SWRG recorded net insurance proceeds of $969, which included insurance recovery for both the building and contents.

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

On May 23, 2007, SWRG closed the Park Avenue Café restaurant and renovated it into its newest concept, Park Avenue (Summer, Autumn, Winter, Spring) , which opened on June 8, 2007.
Assets available for sale, net of impairment charges, consists of the following:
	Jul. 2, 2007	Jan. 1, 2007
Land	$1,217	$3,218
Building and building improvements	2,044	2,940
Machinery and equipment	927	1,243

Furniture and fixtures	347	573
Leasehold improvements	—	1,425
	4,535	9,399
Less accumulated depreciation and amortization	(2,391)	(3,526)
	$2,144	$5,873

(8) License Agreement

 On January 10, 2007, SWRG entered into a Trademark License Agreement with Bryant Preserving Company (“Licensee”) to grant to Licensee the right to distribute and sell SWRG retail products, as defined (“Licensed Products”), through December 31, 2011, with an option for an additional five years. SWRG will receive a six percent royalty on sales of the Licensed Products, and the royalty is subject to guaranteed minimum net sales levels, as defined. Total royalties received during the three and six months ended July 2, 2007 amounted to approximately $8 and $16, respectively. SWRG will pay to St. James Associates a royalty fee of two percent for sales of the Licensed Products. The total proceeds from the sale of the retail business amounted to $550 and included the reimbursement to SWRG for store slotting fees, as well as certain inventory, accounts receivable and accounts payable. This resulted in a net gain of $259, which is included in operating income, for the six month period ended July 2, 2007.

(9) Long-Term Debt

Long-term debt consists of the following:

	Jul. 2, 2007	Jan. 1, 2007
Mortgage and loan payable(a)	$528	$1,349
Promissory note(b)	1,727	1,775
Total debt	2,225	3,124
Less current portion	161	944
Long-term debt	$2,094	$2,180

(a)
In fiscal 1997, SWRG assumed certain liabilities in connection with the acquisition of leasehold rights relating to its Smith & Wollensky Miami Beach location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, SWRG was obligated to make quarterly and annual payments over a six-year period. These obligations generally bore interest at rates ranging from 9% to 12%. The final payment for these obligations was made in 2003. In addition, SWRG assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, SWRG also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The mortgage on the property was paid off on June 18, 2007 and the loan payable that was payable to a financing institution was paid off on August 1, 2007.

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

(c)
On January 27, 2006, SWRG entered into a $5.0 million secured line of credit facility with Morgan Stanley (“Credit Agreement”). Under the Credit Agreement, SWRG is the borrower and Dallas S&W, L.P., a subsidiary of the borrower, along with SWRG are the guarantors. The $5.0 million line can be used for general corporate purposes. SWRG may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at SWRG’s election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is guaranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and SWRG. SWRG was in compliance with all financial covenants with this Credit Agreement at January 1, 2007. There was no balance outstanding under this Credit Agreement at January 1, 2007. On April 2, 2007 SWRG sold the property for the Smith & Wollensky in Dallas for $3,900, less commission and other expenses of approximately $230. On March 23, 2007, SWRG entered into an Amendment to the Credit Agreement which released Dallas S&W, L.P. as the guarantor and restricts SWRG’s ability to draw down on this line of credit until SWRG is able to replace the collateral.

The weighted average interest rate of SWRG’s total debt was approximately 7.2% at July 2, 2007.

Principal payments on long-term debt are as follows:

Fiscal year:
2007	$79
2008	167
2009	1,637
2010	71
2011	77
Thereafter	224
$2,225

(10) Commitments and Contingencies

Legal Matters

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant located in the Plaza Hotel in New York (the “Hotel”), filed suit against Plaza Operating Partners, Ltd. (“POP”), ELAD Properties, LLC and CPS1, LLC in the Supreme Court of the State of New York, County of New York (the “Litigation”) for breach of contract. Pursuant to a restaurant management agreement (the “Agreement”), Parade managed ONEc.p.s. and The Smith & Wollensky Restaurant Group, Inc. guaranteed Parade’s obligations under the Agreement. Parade alleged, among other things, that the defendants (1) failed to pay a base management fee to Parade as provided for in the Agreement, (2) failed to pay Hotel guest, room and credit account charges to

Parade, and (3) failed to pay termination obligations to Parade in connection with the termination of the Agreement. On February 28, 2005, POP served its answer and asserted a counterclaim for breach of contract seeking damages in excess of $500 and attorneys’ fees. CPS 1 Realty and EL-AD Properties NY LLC (the “CPS 1 Defendants” and together with POP, collectively the “Defendants”) served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other union agreements and (3) is liable for damages totaling no less than $3,500 as well as attorneys’ fees and costs. The CPS 1 Defendants subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the Agreement was terminated as a result of Parade’s default under the Agreement and that Parade is solely liable for the termination obligations or, in the alternative, that the Agreement was terminated as a result of insufficient funds to pay operating expenses and that the CPS 1 Defendants are liable for only 50% of the termination obligations. Under the Agreement, depending on how it is terminated, there are three possible scenarios as to which party is responsible for the termination obligations: (i) the Defendants are solely responsible; (ii) Parade is solely responsible; or (iii) the parties share the termination obligations on a 50-50 basis. On September 30, 2005, the CPS 1 Defendants served a motion for summary judgment seeking judgment on their claim that the Agreement was terminated as a result of Parade’s default (the “Motion”). While the Motion was pending, the parties asked the Court to defer deciding the Motion to permit the parties an opportunity to negotiate a settlement. The parties are attempting to negotiate a settlement of this litigation.

There have been three arbitrations arising out of the closing of ONEc.p.s restaurant and the lay off of its employees. On January 20, 2005 the arbitrator of the Hotel Industry (the “Arbitrator”) issued a decision directing ONEc.p.s. to post a bond in the amount of $608 (the “Bond”) pursuant to the terms of the collective bargaining agreement with the NY Hotel and Motel Trades Council (the “Union”). The Union claims that this is to cover potential severance, overtime and Health Benefit Fund obligations owed by ONEc.p.s. ONEc.p.s. has refused to post the Bond and contends that the obligations are owed by the owners and operators of the Plaza Hotel. The Union has compelled the Plaza Hotel's owners and operators to post the Bond and has begun the process of obtaining arbitration awards for the overtime, severance and Health Fund obligations. On May 12, 2005, the Arbitrator issued an award ordering ONEc.p.s. to pay $119 to the Union for severance and Health Benefit Fund contributions. On February 28, 2006, the Arbitrator issued an award ordering ONEc.p.s to pay $140 to the Union on behalf of the Health Benefit Fund for delinquent contributions and this award was subsequently reduced to $125. On March 29, 2006, the Arbitrator issued an award ordering ONEc.p.s. to pay $42 to the Union for additional severance. Pursuant to the arbitration awards the amounts, if not paid by ONEc.p.s., can be drawn down from the Bond and the Union has begun drawing down on the Bond.  The Union asserted a claim for “unpaid benefit days” and in July 2007, Parade and Defendants settled this claim with the Union for $172, which is to be drawn down from the Bond, and Parade and Defendants each reserved all rights for indemnification or contribution viz a viz each other.  The Union has also indicated that it intends to pursue a claim for overtime pay but has not yet commenced an arbitration proceeding. SWRG estimates that the total amount of Union obligations is between $800 and $1,100. Any amounts owed to the Union with respect to the closing of ONEc.p.s. make up part of the counterclaims asserted by the CPS 1 Defendants in the Litigation. It is a matter of contention as whether the Union claims are an obligation of ONEc.p.s. or an obligation of the owners and operators of the Plaza Hotel or both. If Parade were to lose the counterclaims, however, SWRG’s results of operations and cash flows could be adversely affected. As of August 8, 2007 there were no changes to the status of these claims or counterclaims. Due to the uncertainty as to which party is liable, no amount has been accrued for in the financial statements as of July 2, 2007.

On May 16, 2007, SWRG received a notice from the U.S Department of Labor claiming that no tip credit may be claimed by one of the Company’s restaurants due to certain tipping practices. The Company believes it will prevail in this matter. If the Company does not prevail in this matter, tip credits of approximately $431,000 would be disallowed.

SWRG is involved in various other claims and legal actions arising in the ordinary course of business from time to time. Except as set forth above, in the opinion of management, there are currently no legal proceedings the ultimate disposition of which would have a material adverse effect on SWRG’s consolidated financial position, results of operations or liquidity.

Other Commitments and Contingencies

On April 16, 2007, SWRG adopted a Change in Control Protection Plan (the “Plan”), which permits SWRG to provide retention and severance benefits (collectively, “Change in Control Benefits”) to specified employees (“Participants”) who may be adversely affected by a change in corporate control. Employees are eligible to participate in the Plan after they have been given a participation agreement signed by a duly authorized officer of the Company. Participants of the Plan will receive a retention benefit in the amount specified in his or her participation agreement if a Change in Control (as defined in the Plan) occurs and the Participant remains employed until the retention date specified in that Participant’s participation agreement (the “Retention Date”) or the Participant incurs a Covered Termination (as defined in the Plan). Participants will receive severance benefits in an amount specified in his or her participation agreement if he or she incurs a Covered Termination on or after a Change in Control. However, a Participant will not be entitled to severance benefits if he or she is offered employment during the Severance Payment Period (as defined in the Plan) with any entity or person that acquires the Company (including Alan Stillman or any entity he directly or indirectly controls) at a salary that is not 5% less than the Participant’s salary prior to the Change in Control and that does not require the Participant to move from his or her current work location. In addition, as a condition for the payment of severance benefits, the Plan requires that Participants execute a general release of claims in favor of SWRG and agree to certain post-employment covenants.

(11) Subsequent Events

On August 1, 2007, SWRG made a final payment of $749 to AT&T Capital Services (formerly SBC) for the portion of its capital lease that related to certain equipment of the Smith & Wollensky units in Houston and Boston.

On August 1, 2007, SWRG made a final payment of $514 to CSC Logic, Inc. for the remaining balance on the SBA loan that it had relating to the Smith & Wollensky unit in Miami.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

Possible Acquisition of SWRG and Related Transactions

Amended and Restated Merger Agreement

Parties to the Amended and Restated Merger Agreement; The Merger

On May 6, 2007, Project Grill, LLC, a Delaware limited liability company (“Grill”), SWRG Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Grill (“Merger Sub”), and SWRG entered into an amended and restated agreement and plan of merger (the “Merger Agreement”). Under the terms of the Merger Agreement and subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into SWRG, with SWRG surviving (the “Merger”). As a result of the Merger, SWRG will become a wholly-owned subsidiary of Grill (the “Surviving Corporation”). The merger is expected to close during SWRG’s fiscal third quarter.

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

Pursuant to the Stillman Agreement, at the closing of the Merger, Mr. Stillman or his designees (the "Stillman Group") will acquire certain assets from SWRG consisting of real property owned by SWRG in New Orleans, the leases relating to two New York City restaurants (Quality Meats and Park Avenue (Summer, Autumn, Winter, Spring) ), the management agreements relating to three New York City restaurants (Smith & Wollensky, Maloney & Porcelli and Post House), the lease of SWRG's headquarters in New York, the New York warehouse and the New Jersey wine storage agreement and all assets relating to the foregoing.

In consideration for such purchase, the Stillman Group will pay $6,850,000 in cash and/or Common Stock valued at $11.00 per share, plus assume certain liabilities and contingent obligations of SWRG, including the following:

•	any sales, real property transfer or income taxes relating to the acquisition;

•	mortgages on properties in New Orleans and Miami, as well as additional debt relating to the Smith & Wollensky restaurant in Miami, aggregating approximately $3.1 million;

•	approximately $800,000 of capital lease obligations;

•
all expenses of SWRG relating to the Merger, including legal, accounting, proxy fees, severance, change of control and other payments to employees of SWRG estimated to exceed an aggregate of $3.4 million;

•	contingent obligations under various lawsuits (in amounts which cannot presently be determined);

•	certain capital improvements and other costs relating to the Smith & Wollensky restaurant in Las Vegas and to SWRG generally aggregating approximately $550,000; and

•	all known and unknown obligations or liabilities relating to the assets to be acquired.

Some of the liabilities listed above have been or will be paid by SWRG prior to the closing of the Merger. Based on the amount of these payments made by SWRG prior to the closing of the Merger, the amount to be paid to Mr. Stillman by Grill or the amount to be paid to Grill by Mr. Stillman pursuant to the working capital adjustment provisions of the Stillman Agreement will be adjusted on a dollar-for-dollar basis so that Mr. Stillman will still bear the responsibility for these liabilities.

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

General

As of July 2, 2007, we operated and managed 13 high-end, high volume restaurants in the United States. In addition, we own a parcel of land that was the site of a Smith & Wollensky unit in New Orleans, Louisiana (“S&W New Orleans”) and was closed on August 29, 2005 due to Hurricane Katrina. At July 2, 2007, this property is listed as available for sale. On April 2, 2007 we sold the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $228,000.

 As of January 31, 2007, Cité Associates, a subsidiary of SWRG, entered into a Settlement Agreement and certain related documents with Rockefeller Center North, Inc., the landlord (“Landlord”) of the restaurant space occupied by Cité in New York City. The Settlement Agreement, among things, settled the lawsuit in which the Landlord alleged that Cité Associates was obligated to pay, but had not paid, percentage rent since January 1, 2001, with the Landlord acknowledging that Cité Associates was not, and to the end of the original lease term ( i.e. September 30, 2009) will not be, obligated to pay any percentage rent. In addition, unrelated to the lawsuit, on January 31, 2007, we closed Cité to the public on April 2, 2007 because it was unable to achieve a level of income from operations that was in line with our expectations. Pursuant to the Settlement Agreement, Cité made a one-time settlement payment to the Landlord of $85,000 and then received back its $100,000 letter of credit posted with the Landlord as a security deposit under the lease. Cité Associates also terminated its lease for Cité and vacated the premises on April 6, 2007. The total cash charges for closing Cité was approximately $150,000 relating to employee severance and benefits. The Company incurred non-cash charges of approximately $740,000 relating to the impairment of Cité’s net fixed assets at January 1, 2007. The Company also incurred non-cash income of approximately $563,000 from the write-off of deferred rent during the three months ended April 2, 2007. The total net cash and non-cash charges relating to the closing of Cité was approximately $330,000. On May 23, 2007, we closed the Park Avenue Café restaurant and renovated it into our newest concept, Park Avenue (Summer, Autumn, Winter, Spring) , which opened on June 8, 2007.

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

Our cash investment for each of our owned Smith & Wollensky restaurants open as of July 2, 2007, net of landlord contributions, averaged approximately $6.7 million, excluding pre-opening costs, and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. When we resume our growth in 2008, we expect that each free-standing Grill restaurant will range between 7,000 and 9,000 square feet and will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of our cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

As a result of the timing of the opening of new restaurants and the closing of others, period-to-period comparisons of our financial results may not be meaningful. When a new restaurant opens, we typically incur higher than normal levels of food and labor costs as a percentage of sales during the first year of its operation. In calculating comparable consolidated restaurant sales, we introduce a restaurant into our comparable consolidated restaurant base once it has been in operation for 15 months. Comparable consolidated restaurant sales do not include the sales for the Smith & Wollensky in New Orleans, which was closed on August 29, 2005 due to Hurricane Katrina, the Smith & Wollensky in Dallas, which closed on December 31, 2006, and Quality Meats, which opened in April 2006 and Park Avenue Cafe which closed on May 23, 2007 and was renovated into our newest concept, Park Avenue (Summer, Autumn, Winter, Spring) which opened on June 8, 2007.

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

Effect of FIN 46(R)

In accordance with FIN 46(R), our consolidated financial statements for the three and six months ended July 2, 2007 and July 3, 2006, and the fiscal year ended January 1, 2007 include the accounts and results of the entity that owns Maloney & Porcelli (“M&P”). SWRG manages the operations of M&P pursuant to the terms of a restaurant management agreement (the “Maloney Agreement”). FIN 46(R) addresses the consolidation by business enterprises of variable interest entities. All variable interest entities, regardless of when created, were required to be evaluated under FIN 46(R) no later than the first period ending after March 15, 2004. An entity shall be subject to consolidation according to the provisions of FIN 46(R) if, by design, as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of the entity if they occur; or (3) the right to receive the expected residual returns of the entity if they occur. We consolidated the accounts and results of the entity that owns M&P because the holders of the equity investment lacked the right to receive the expected residual returns of the entity if they were to occur.

In connection with the adoption of FIN 46(R), our net investment in the Maloney Agreement, previously classified under “Management contract, net” and management fees and miscellaneous charges receivable classified under “Accounts receivable” have been eliminated in consolidation and, instead, the separable assets and liabilities of M&P are presented. The consolidation of the entity that owns M&P has changed our current assets by $444,000 and $253,000, non-current assets by $54,000 and $52,000, current liabilities by $338,000 and $457,000, and non-current liabilities by $333,000 and $359,000 at July 2, 2007 and January 1, 2007, respectively. The consolidation of the entity that owns M&P increased consolidated sales by $2.9 million and $2.7 million and increased restaurant operating costs by $2.3 million and $2.2 million for the three months ended July 2, 2007 and July 3, 2006, respectively, and increased consolidated sales by $5.7 million and $5.6 million and increased restaurant operating costs by $4.8 million and $4.7 million for the six months ended July 2, 2007 and July 3, 2006, respectively.

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

On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, income taxes, gift certificate liability, lease accounting, income tax valuation allowances, stock based compensation and legal proceedings. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

Our significant accounting policies are described under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended January 1, 2007.

Results of Operations

	Three months ended					Six months ended
Consolidated Statement of Operations Data	July 2, 2007	% of Sales	July 3, 2006	% of Sales		July 2, 2007	% of Sales	July 3, 2006	% of Sales
	(dollars in thousands)

Consolidated restaurant sales	$ 28,446	100.0%	$30,242	100.0	% $	60,297	100.0%	$61,054	100.0%
Cost of consolidated restaurant sales:
Food and beverage costs	8,835	31.1	9,370	31.0		18,748	31.1	18,944	31.0
Salaries and related benefit expenses	7,699	27.1	8,504	28.1		16,588	27.5	17,113	28.0
Restaurant operating expenses	5,032	17.7	4,968	16.4		10,431	17.3	9,969	16.4
Occupancy and related expenses	2,066	7.3	2,157	7.1		3,614	6.0	4,259	7.0
Marketing and promotional expenses	981	3.4	1,088	3.6		2,260	3.7	2,337	3.8
Depreciation and amortization.	921	3.2	1,055	3.5		1,842	3.1	2,123	3.5
Write-down of renovated assets	438	1.5	—	—		438	0.7	—	—
Insurance proceeds, net	—	—	(423)	(1.4)		—	—	(969)	(1.6)
Total cost of consolidated restaurant sales	25,972	91.3	26,719	88.3		53,921	89.4	53,776	88.1
Income from consolidated restaurant operations	2,474	8.7	3,523	11.7		6,376	10.6	7,278	11.9
Management fee income	231	0.8	234	0.7		458	0.7	472	0.8
Income from consolidated and managed restaurants	2,705	9.5	3,757	12.4		6,834	11.3	7,750	12.7
General and administrative expenses	2,119	7.4	2,246	7.4		4,168	6.9	4,838	8.0
Gain on sale of retail business, net	—		—	—		(259)	(0.4)	—	—
Transaction costs	414	1.5	—	—		1,793	3.0	—	—
Royalty expense	432	1.5	451	1.5		918	1.5	929	1.5
Operating income (loss)	(260)	(0.9)	1,060	3.5		214	0.3	1,983	3.2
Interest expense, net of interest income	(54)	(0.2)	(134)	(0.4)		(195)	(0.3)	(259)	(0.4)
Income (loss) before provision for income taxes	(314)	(1.1)	926	3.1		19	0.0	1,724	2.8
Provision for income taxes	152	0.5	104	0.4		308	0.5	214	0.3
Income (loss) before income of consolidated variable interest entity	(466)	(1.6)	822	2.7		(289)	(0.5)	1,510	2.5
Income of consolidated variable interest entity	(346)	(1.2)	(250)	(0.8)		(496)	(0.8)	(430)	(0.7)
Net income (loss)	$ (812)	(2.8)%	$572	1.9%		$(785)	(1.3)%	$1,080	1.8

Income of consolidated variable interest entity	(346)	(1.2)	(250)	(0.8)	(496)	(0.8)	(430)	(0.7)
Net income (loss)	$ (812)	(2.8)%	$572	1.9%	$(785)	(1.3)%	$1,080	1.8%

Three Months Ended July 2, 2007 Compared to the Three Months Ended July 3, 2006

Consolidated Restaurant Sales. Consolidated restaurant sales decreased $1.8 million, or 5.9%, to $28.4 million for the three months ended July 2, 2007 from $30.2 million for the three months ended July 3, 2006. The decrease in consolidated restaurant sales relates primarily to a net decrease of $1.4 million at our non-comparable units and also to a net decrease of $371,000 at our comparable units. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of the Smith & Wollensky unit in Dallas, Quality Meats, Cite and Park Avenue Café. We closed the Smith & Wollensky in Dallas on December 31, 2006. We opened Quality Meats on April 10, 2006. We closed Cite on April 2, 2007 and we closed the Park Avenue Café restaurant on May 23, 2007 and renovated it into our newest concept, Park Avenue (Summer, Autumn, Winter, Spring) , which opened on June 8, 2007. We received an insurance recovery for business interruption, net of administrative fees of $423,000 during the three months ended July 3, 2006 to partially offset the lost revenues from the closure of the Smith & Wollensky unit in New Orleans. This amount is included in a separate line item “Insurance proceeds, net”. The net decrease in non-comparable consolidated restaurant sales was primarily due to the closing of the Cite restaurant on April 2, 2007 and also to the closing of the Smith & Wollensky in Dallas and the renovation of the Park Avenue Café restaurant. This decrease was partially offset by an increase in sales from our new concept, Quality Meats, which opened on April 10, 2006. The net decrease in comparable consolidated restaurant sales was primarily due to a net decrease of $567,000 at our comparable consolidated Smith & Wollensky restaurants. This decrease was partially offset by an increase in sales of $196,000 at our comparable consolidated restaurant in New York. The decrease in comparable consolidated sales is due primarily to a decrease in volume at dinner and to a decrease in private dining sales.

Food and Beverage Costs. Food and beverage costs decreased $535,000 to $8.8 million for the three months ended July 2, 2007 from $9.4 million for the three months ended July 3, 2006. The decrease in food and beverage costs relates to a decrease of $383,000 in non-comparable food and beverage cost. Non-comparable food and beverage costs decreased due to the closing of the Smith & Wollensky unit in Dallas and Cite. The decrease in food and beverage costs at our comparable units was $152,000 and related primarily to the decrease in comparable restaurant sales. Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.1% for the three months ended July 2, 2007 from 31.0% for the three months ended July 3, 2006.

Salaries and Related Benefits .Salaries and related benefits decreased $805,000 to $7.7 million for the three months ended July 2, 2007 from $8.5 million for the three months ended July 3, 2006. The decrease in salaries and related benefits related primarily to a net decrease of $690,000 at our non-comparable units and to a net decrease of $115,000 at our comparable units. The net decrease at our non-comparable units was primarily due to the closing of the Smith & Wollensky unit in Dallas and Cite. Salaries and related benefits as a percent of consolidated restaurant sales decreased to 27.9% for the three months ended July 2, 2007 from 28.1% from July 3, 2006.

Restaurant Operating Expenses. Restaurant operating expenses increased $64,000 to $5.0 million for the three months ended July 2, 2007 from $4.9 million for the three months ended July 3, 2006. The increase in restaurant operating expenses related to a net increase of $150,000 at our comparable units. This was partially offset by a decrease of $86,000 at our non-comparable units. The net increase at our comparable units was primarily due to an increase in utility and insurance expenses. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 17.7% for the three months ended July 2, 2007 from 16.4% for the three months ended July 3, 2006.

Occupancy and Related Expenses. Occupancy and related expenses decreased $91,000 to $2.1 million for the three months ended July 2, 2007 from $2.2 million for the three months ended July 3, 2006. The decrease in occupancy and related expenses related to a net decrease of $70,000 at our non-comparable units and to a net decrease of $21,000 at our comparable units. The decrease in non-comparable units relates to the closing of Cite. The decrease in comparable occupancy and related expense relates to the decrease in comparable sales at units with rent based on a percentage of sales. Occupancy and related expenses as a percentage of consolidated restaurant sales increased to 7.3% for the three months ended July 2, 2007 from 7.1% for the three months ended July 3, 2006.

Marketing and Promotional Expenses. Marketing and promotional expenses decreased $107,000 to $981,000 for the three months ended July 2, 2007 from $1.1 million for the three months ended July 3, 2006. The decrease in marketing and promotional expenses related to a decrease at our comparable units of $107,000. This decrease relates primarily to management decision to reduce the amount of advertising in 2007. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 3.4% from 3.6% for the three months ended July 2, 2007 and July 3, 2006.

Depreciation and Amortization. Depreciation and amortization decreased $134,000 to $921,000 for the three months ended July 2, 2007 from $1.1 million for the three months ended July 3, 2006. The decrease in depreciation and amortization related primarily to a net decrease of $146,000 at our non-comparable units and was partially offset by a net increase of $12,000 at our comparable units. The net decrease at our non-comparable units related primarily to the closing of the Smith & Wollensky in Dallas and the Cité restaurant, and to the assets classified as held for sale as they are not depreciable.

Write-down of Renovated Restaurant Assets. On May 23, 2007 we closed the Park Avenue Café restaurant and began renovations for our newest concept, Park Avenue (Summer, Autumn, Winter, Spring) , which opened on June 8, 2007. The write-down of the assets of Park Avenue Café no longer deemed to have a useful life was approximately $438,000.

Insurance Proceeds, Net. On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. In March 2006, we listed the property in New Orleans as available for sale. During the three months ended July 3, 2006, we recorded a recovery for net insurance proceeds, net of administrative fees of $423,000, which included insurance recovery for building and contents, net of administrative fees.

Management Fee Income. Management fee income decreased $3,000 to $231,000 for the three months ended July 2, 2007 from $234,000 for the three months ended July 3, 2006. The decrease is due to the decrease in the management fee percentage from The Post House restaurant from 6% to 5% of restaurant sales.

 General and Administrative Expenses. General and administrative expenses decreased $127,000 to $2.1 million for the three months ended July 2, 2007 from $2.2 million for the three months ended July 3, 2006. General and administrative expenses as a percentage of consolidated restaurant sales remained constant at 7.4% for each of the three months ended July 2, 2007 and July 3, 2006, respectively. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 5.8% for the three months ended July 2, 2007 from 5.9% for the three months ended July 3, 2006.The decrease in general and administrative expenses related primarily to a reduction in travel and office expenses.

Transaction Costs .Costs associated with the potential acquisition of the Company amounted to approximately $414,000 during the three months ended July 2, 2007.

Royalty Expense. Royalty expense decreased $19,000 to $432,000 for the three months ended July 2, 2007 from $451,000 for the three months ended July 3, 2006.

Interest Expense—Net of Interest Income. Interest expense, net of interest income, decreased $80,000 to $54,000 for the three months ended July 2, 2007 from $134,000 for the three months ended July 3, 2006, primarily due to an increase in interest income.

Provision for Income Taxes. We recorded a provision for income taxes during the three months ended July 2, 2007 of approximately $152,000 which compares to a provision of approximately $104,000 for the three months ended July 3, 2006. We did not utilize any tax credits during the three months ended July 2, 2007 as compared to approximately $90,000 in other tax credits during the three months ended July 3, 2006. At July 2, 2007, we had a deferred tax asset of approximately $11.2 million, which was fully reserved. We believe that the realization of the deferred tax asset is not more likely than not based on the fact that we have not generated taxable income in fiscal 2006 and fiscal 2005.

Income of Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) of this variable interest entity is presented as a separate item after the provision for income taxes.

Six Months Ended July 2, 2007 Compared to the Six Months Ended July 3, 2006

Consolidated Restaurant Sales. Consolidated restaurant sales decreased $757,000, or 1.2%, to $60.3 million for the six months ended July 2, 2007 from $61.1 million for the six months ended July 3, 2006. The decrease in consolidated restaurant sales relates primarily to a net decrease of $952,000 at our comparable units. This was partially offset by a net increase of $195,000 at our non-comparable units. Comparable consolidated restaurant sales include units that have been open for 15 calendar months. Comparable consolidated restaurant sales do not include the sales of the Smith & Wollensky unit in Dallas, Quality Meats, Cite and Park Avenue Cafe. We closed the Smith & Wollensky in Dallas on December 31, 2006. We opened Quality Meats on April 10, 2006. We closed Cite on April 2, 2007 and we closed the Park Avenue Café restaurant on May 23, 2007 and renovated it into our newest concept, Park Avenue (Summer, Autumn, Winter, Spring) , which opened on June 8, 2007. We received an insurance recovery for business interruption, net of administrative fees of $969,000, during the six months ended July 3, 2006 to partially offset the lost revenues from the closure of the Smith & Wollensky unit in New Orleans. This amount is included in a separate line item “Insurance proceeds, net”. The net increase in non-comparable consolidated restaurant sales was primarily due to the restaurant sales from our new concept, Quality Meats which opened on April 10, 2006. This increase was partially offset by a decrease in sales from our Smith & Wollensky in Dallas, which closed on December 31, 2006, as well as the closure of Cite and the renovation of the Park Avenue Café restaurant. The net decrease in comparable consolidated restaurant sales was primarily due to a net decrease of $1.1 million at our comparable consolidated Smith & Wollensky restaurants, partially offset by an increase of $124,000 at our comparable consolidated restaurant in New York. The decrease in comparable consolidated sales is due primarily to a decrease in volume at dinner and private dining sales.

Food and Beverage Costs. Food and beverage costs decreased $196,000 to $18.7 million for the six months ended July 2, 2007 from $18.9 million for the six months ended July 3, 2006. The decrease in food and beverage costs relates to a decrease of $399,000 in comparable food and beverage cost. This decrease was primarily due to a decrease in comparable restaurant sales. The decrease in food and beverage costs at our comparable restaurants was partially offset by an increase at our non-comparable units of $203,000 primarily due to an increase in non-comparable restaurant sales. Food and beverage costs as a percentage of consolidated restaurant sales increased to 31.1% for the six months ended July 2, 2007 from 31.0% for the six months ended July 3, 2006.

Salaries and Related Benefits. Salaries and related benefits decreased $525,000 to $16.6 million for the six months ended July 2, 2007 from $17.1 million for the six months ended July 3, 2006. The decrease in salaries and related benefits primarily related to a net decrease of $407,000 at our comparable units. This was primarily due to improved efficiencies at managing payroll and to a decrease in sales volume. There was also a net decrease of $118,000 at our non-comparable units which was primarily due to the closing of the Smith & Wollensky in Dallas and Cite restaurants.  Salaries and related benefits as a percent of consolidated restaurant sales decreased to 27.5% for the six months ended July 2, 2007 from 28.0% for the six months ended July 3, 2006.

Restaurant Operating Expenses. Restaurant operating expenses increased $462,000 to $10.4 million for the six months ended July 2, 2007 from $10.0 million for the six months ended July 3, 2006. The increase in restaurant operating expenses related to a net increase of $274,000 at our non-comparable units and an increase of $188,000 at our comparable units. The net increase at our non-comparable units was primarily due to the operating costs at Quality Meats and were partially offset by the decrease related to the closures of the Smith & Wollensky unit in Dallas, as well as the Cite restaurant. The net increase in comparable consolidated restaurant operating expenses of $188,000 was primarily due to an increase in insurance, operating supplies and utility expenses. Restaurant operating expenses as a percentage of consolidated restaurant sales increased to 17.3% for the six months ended July 2, 2007 from 16.4% for the six months ended July 3, 2006.

Occupancy and Related Expenses. Occupancy and related expenses decreased $645,000 to $3.6 million for the six months ended July 2, 2007 from $4.3 million for the six months ended July 3, 2006. The decrease in occupancy and related expenses related primarily to a net decrease of $622,000 at our non-comparable units and to a net decrease of $23,000 at our comparable units. The decrease in non-comparable occupancy and related expense relates primarily to a write-down of deferred rent of approximately $563,000 at our Cité unit which we closed on April 2, 2007. Occupancy and related expenses as a percentage of consolidated restaurant sales decreased to 6.0% for the six months ended July 2, 2007 from 7.0% for the six months ended July 3, 2006.

Marketing and Promotional Expenses. Marketing and promotional expenses decreased $77,000 to $2.3 million for the six months ended July 2, 2007 from $2.4 million for the six months ended July 3, 2006. The decrease in marketing and promotional expenses related primarily to a decrease at our comparable units of $128,000, partially offset by an increase $51,000 at our non-comparable units. The decrease at our comparable units relates primarily to management’s decision to reduce total advertising expense in 2007. Marketing and promotional expenses as a percent of consolidated restaurant sales decreased to 3.7% from 3.8% for the six months ended July 2, 2007 and July 3, 2006.

Depreciation and Amortization. Depreciation and amortization decreased $281,000 to $1.8 million for the six months ended July 2, 2007 from $2.1 million for the six months ended July 3, 2006. The decrease in depreciation and amortization related to a net decrease of $278,000 at our non-comparable units and to a net increase of $3,000 at our comparable units. The net decrease at our non-comparable units related primarily to the Cité restaurant whose assets were fully depreciated at January 1, 2007 and to the Smith & Wollensky in Dallas, and to the assets classified as held for sale as they are not depreciable.

Write-down of Renovated Restaurant Assets. On May 23, 2007 we closed the Park Avenue Café restaurant and began renovations for our newest concept, Park Avenue (Summer, Autumn, Winter, Spring) , which opened on June 8, 2007. The write-down of the assets of Park Avenue Café no longer deemed to have a useful life was approximately $438,000.

Insurance Proceeds, Net. On August 29, 2005, we closed our Smith & Wollensky restaurant in New Orleans due to damages that it sustained from Hurricane Katrina. In March 2006, we listed the property in New Orleans as available for sale. During the six months ended July 3, 2006, we recorded a recovery for net insurance proceeds, net of administrative fees of $969,000, which included insurance recovery for building and contents, net of administrative fees.

Management Fee Income. Management fee income decreased $14,000 to $458,000 for the six months ended July 2, 2007 from $472,000 for the six months ended July 3, 2006. The decrease is due to the decrease in the management fee percentage from The Post House restaurant from 6% to 5% of restaurant sales.

 General and Administrative Expenses. General and administrative expenses decreased $670,000 to $4.2 million for the six months ended July 2, 2007 from $4.8 million for the six months ended July 3, 2006. General and administrative expenses as a percentage of consolidated restaurant sales decreased to 6.9% for the six months ended July 2, 2007 from 8.0% for the six months ended July 3, 2006. General and administrative expenses include corporate payroll and other expenditures that benefit both owned and managed units. General and administrative expenses as a percentage of consolidated and managed restaurant sales decreased to 5.4% for the six months ended July 2, 2007 from 6.3% for the six months ended July 3, 2006. The decrease in general and administrative expenses was due to the reduction in our chief executive officer’s salary, which took effect in May 2006, decreases in staff, as well as decreases in office and travel related expenses in the first six months of 2007.

 Gain on Sale of Retail Business, Net. On January 10, 2007, we entered into a Trademark License Agreement with Bryant Preserving Company (“Licensee”) to grant to Licensee the right to distribute and sell our retail products, as defined (“Licensed Products”), through December 31, 2011, with an option for an additional five years. We will receive a six percent royalty on sales of the Licensed Products, and the royalty is subject to guaranteed minimum net sales levels, as defined. The total proceeds from the sale of the retail business amounted to approximately $550,000 and included the reimbursement to us for store slotting fees, as well as certain inventory, accounts receivable and accounts payable. This resulted in a net gain of $259,000 for the six months ended July 2, 2007.

Transaction Costs. Costs associated with the potential acquisition of the Company amounted to approximately $1.8 million during the six months ended July 2, 2007.

Royalty Expense. Royalty expense decreased $11,000 to $918,000 for the six months ended July 2, 2007 from $929,000 for the six months ended July 3, 2006.

Interest Expense—Net of Interest Income. Interest expense, net of interest income, decreased $64,000 to $195,000 for the six months ended July 2, 2007 from $259,000 for the six months ended July 3, 2006, primarily due to an increase in interest income.

Provision for Income Taxes. We recorded a provision for income taxes during the six months ended July 2, 2007 of approximately $308,000 which compares to a provision of approximately $214,000 for the six months ended July 3, 2006. We utilized approximately $270,000 in other tax credits during the six months ended July 2, 2007 as compared to approximately $180,000 in other tax credits during the six months ended July 3, 2006. At July 2, 2007, we had a deferred tax asset of approximately $11.2 million, which was fully reserved. We believe that the realization of the deferred tax asset is not more likely than not based on the fact that we have not generated taxable income in fiscal 2006 and fiscal 2005.

Income of Consolidated Variable Interest Entity. In accordance with our adoption of FIN 46 (R), the operating results of the entity that owns Maloney & Porcelli are now consolidated and the net (income) of this variable interest entity is presented as a separate item after the provision for income taxes.

Liquidity and Capital Resources

Cash Flows.

We have funded our capital requirements in recent years through cash flow from operations and third party financings. Net cash used in operating activities amounted to $2.3 million for the six months ended July 2, 2007 and net cash provided by operating activities amounted to $2.5 million for the six months ended July 3, 2006, respectively. During the six months ended July 2, 2007, we used cash flows provided by operations primarily to reduce outstanding payables.

Net cash used in financing activities was $1.2 million and $777,000 for the six months ended July 2, 2007 and July 3, 2006, respectively. Net cash used in financing activities for the six months ended July 2, 2007 includes $1.1 million principal payments on long-term debt and capital lease obligations, net proceeds of $134,000 from the exercise of options and distributions of $240,000 to the minority interest in the consolidated variable interest entity. Net cash used in financing activities for the six months ended July 3, 2006 includes $163,000 in principal payments on long-term debt and capital lease obligations, $379,000 of treasury stock purchased under the stock repurchase program, net proceeds of $5,000 from the exercise of options and distributions of $240,000 to the minority interest in the consolidated variable interest entity.

Net cash provided by (used in) investing activities was $2.3 million and ($1.1) million for the six months ended July 2, 2007 and July 3, 2006, respectively. During the six months ended July 2, 2007, net cash provided by investing activities included the sale proceeds for the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $228,000, and proceeds of approximately $550,000 from the sale of the retail business. This was partially offset by cash used primarily to fund maintenance of capital expenditures of existing restaurants and the costs to renovate the Park Avenue Café into Park Avenue (Summer, Autumn, Winter, Spring). Net cash used in investing activities during the six months ended July 3, 2006 includes cash used primarily to fund maintenance capital expenditures of existing restaurants, renovation costs for Quality Meats and the relocation of our corporate offices. This was partially offset by the $1.0 million of net proceeds from the sale of investments. Total capital expenditures were $2.0 million and $2.3 million for the six months ended July 2, 2007 and July 3, 2006, respectively.

Capital Expenditures.

Total capital expenditures are expected to be approximately $700,000 for the remainder of fiscal 2007 related to maintenance capital expenditures in respect of existing restaurants. Although we do not have any leases signed other than leases relating to our existing locations, we plan to resume our growth in 2008 with the launch of our first free-standing Grill. We plan to open a total of three to four Grills from 2008 to 2009. The menus and atmosphere of the Grills will be updated from the original Wollensky’s Grill, which opened in 1980, adjacent to the flagship Smith & Wollensky location in New York City. Although the growth focus will be on opening Grills, we will continue to look at opportunities to open Smith & Wollensky units. We will continue to pursue our growth strategy until the consummation of the Merger or we are otherwise acquired, if and when that occurs.

Our cash investment for each of our owned Smith & Wollensky restaurants open as of July 2, 2007, net of landlord contributions, averaged approximately $6.7 million, excluding pre-opening costs and our Smith & Wollensky restaurants averaged approximately 19,000 square feet. We expect that each new free-standing Grill restaurant will range between 7,000 and 9,000 square feet, will require a cash investment of approximately $2.5 million, net of landlord contributions and excluding pre-opening expenses. The estimate of the amount of cash investment assumes that the property on which each new unit is located is being leased and is dependent on the size of the location and the amount of the landlord contribution.

Indebtedness.

In fiscal 1997, we assumed certain liabilities in connection with the acquisition of leasehold rights relating to our Smith & Wollensky Miami Beach location from two bankrupt corporations. Pursuant to the terms of the bankruptcy resolution, we assumed a mortgage on the property that requires monthly payments and bears interest at prime rate plus 1%. On April 30, 2004, a letter was signed by the financial institution that holds the mortgage for the property extending the term of the mortgage three additional years, with the final principal payment due in June 2007. The extension became effective June 2004. In fiscal 1997, we also assumed a loan payable to a financing institution that requires monthly payments through 2014, and bears interest at a fixed rate of 7.67% per year. The mortgage on the property was paid off on June 18, 2007, and the loan payable that was payable to a financing institution was paid off on August 1, 2007.

On May 26, 2004, S&W New Orleans, L.L.C. (“New Orleans”), a wholly owned subsidiary of ours, signed a $2.0 million promissory note in favor of Hibernia. The $2.0 million was used by us for construction costs related to our Smith & Wollensky restaurant in Boston. The note bears interest at a fixed rate of 6.27% per annum. Principal payments for this note commenced June 26, 2004. Pursuant to the terms of the promissory note, New Orleans is obligated to make monthly payments of approximately $17,000 for this note over the term of the note with a balloon payment of approximately $1.5 million on May 26, 2009, the maturity date of the note. This note is secured by a first mortgage relating to the New Orleans property. At January 1, 2007, New Orleans was not in compliance with the financial covenant contained in the agreement. On January 24, 2007, a letter was signed by Hibernia waiving the covenants contained in our promissory note for the year ended

January 1, 2007 and through December 31, 2007. We are currently in the process of amending the financial covenants contained in our promissory note with Hibernia. The balance of the promissory note was approximately $1.7 million and $1.8 million at July 2, 2007 and January 1, 2007, respectively.

On December 23, 2004, Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P. (collectively, the “Lessees”), each a wholly-owned subsidiary of the Company, entered into a Master Lease Agreement and related schedules (the “Lease”) with General Electric Capital Corporation, which subsequently assigned its rights, interests and obligations under the Lease to Ameritech Credit Corporation, d/b/a SBC Capital Services (“SBC”), pursuant to which SBC acquired certain equipment and then leased such equipment to the Lessees. The transaction enabled the Lessees to finance approximately $1.5 million of existing equipment. Subject to adjustment in certain circumstances, the monthly rent payable under the Lease is $30,672. The Lessees are treating this transaction as a sale-leaseback transaction with the Lease being classified as a capital lease and the gain recorded on the sale of approximately $151,000 was deferred and is being amortized over the life of the Lease. The $1.5 million was used for construction costs related to the Smith & Wollensky restaurant in Boston. The monthly payments were calculated using an annual interest rate of approximately 7.2%. In connection with the transaction, the Company entered into a corporate guaranty on December 23, 2004 to guarantee the Lessees’ obligations under the Lease. The Lessees may after 48 months, and after giving 30 days notice, purchase back all the equipment listed under the Lease at a cost of approximately $405,000. On January 11, 2007, we made a final payment of $211,000 to AT&T Capital Services (formerly SBC) (“AT&T”) for the portion of our capital lease that related to certain equipment of our S&W of Dallas location. The remaining balance of the capital lease obligation with AT&T for certain equipment in our Smith & Wollensky’s in Houston and Boston was paid off on August 2, 2007.

On January 27, 2006, we entered into a $5.0 million secured line of credit facility with Morgan Stanley (“Credit Agreement”). Under the Credit Agreement, SWRG is the borrower and Dallas S&W, L.P., our subsidiary, and SWRG are the guarantors. The $5.0 million line can be used for general corporate purposes. We may at anytime repay advances on this line without penalty. The Credit Agreement provides for a maximum available borrowing capacity of $5.0 million and expires on January 27, 2009. Advances under this line of credit bear interest, at our election, at either a fixed rate of the one-month LIBOR plus 2.5% per annum or prime minus 0.5%, payable on a monthly basis. The line is guaranteed by a security interest in all of the personal property and fixtures of Dallas S&W L.P. and SWRG. There was no balance outstanding under this Credit Agreement at January 1, 2007. On April 2, 2007 we sold the property for the Smith & Wollensky in Dallas for $3.9 million, less commission and other expenses of approximately $228,000. On March 23, 2007, we entered into an Amendment to Line of Credit Agreement with Morgan Stanley which released Dallas S&W, L.P. as the guarantor and restricts SWRG’s ability to draw down on this line of credit until we are able to replace this collateral. Pursuant to the terms of our secured line of credit facility, we cannot declare or pay any dividends if any portion of this loan is outstanding.

Sale Lease-back Transactions.

For information relating to a sale-leaseback transaction involving Smith & Wollensky of Boston, LLC, Houston S&W, L.P. and Dallas S&W, L.P., each a wholly-owned subsidiary of the Company, see “—Indebtedness” above.

For information relating to a proposed sale-leaseback transaction involving the private dining facility at our Park Avenue (Summer, Autumn, Winter, Spring)  restaurant, see Notes to Unaudited Consolidated Financial Statements, Note 1.

Future minimum capital lease payments at July 2, 2007 were as follows:
Fiscal year:	(in 000’s)
2007	$272
2008	545
2009	545
2010	367
2011	330
Thereafter	19,287
Total future capital lease payments	21,346
Less: amount representing interest	(13,820)
Present value of net minimum capital lease payments	7,526
Less: current portion	106
Long-term obligations under capital leases at July 2, 2007	$7,420

The remainder of the fixed minimum annual rental payments is being treated as an operating lease.

Liquidity.

We believe that our cash, short-term and long-term investments on hand and projected cash flow from operations should be sufficient to finance our maintenance capital expenditures in respect of existing units and operations throughout 2007, as well as allow us to meet our debt service obligations under our loan agreements, including our approximately $1.7 million outstanding on our promissory note with Hibernia, and begin our planned expansion. Our cash resources, and therefore our liquidity, are dependent upon the level of internally generated cash from operations. Changes in our operating plans, lower than anticipated sales, increased expenses or other events could cause us to seek alternative financing or reschedule our maintenance capital expenditure and expansion plans. While we would seek to obtain additional funds through commercial borrowings or the private or public issuance of debt or equity securities, there can be no assurance that such funds would be available when needed or be available on terms acceptable to us.

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

Effect of New Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of FIN 48 had no material impact on our financial position or results from operations for the period ending July 2, 2007 and there was no cumulative effect adjustment made upon adoption. As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At July 2, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit varies depending on the tax jurisdiction.  Generally, the statutes applicable to the Company allow for audits for tax years ended December 31, 2003 and forward.  The Company’s major taxing jurisdictions include the U.S., New York, Florida, Illinois and Pennsylvania.

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

We are exposed to changing interest rates on our outstanding mortgage in relation to the Smith & Wollensky, Miami Beach property that bears interest at prime rate plus 1%. The interest cost of our mortgage is affected by changes in the prime rate. The table below provides information about our indebtedness that is sensitive to changes in interest rates as well as our fixed rate of indebtedness. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average rates are based on implied forward rates in the yield curve at July 2, 2007.
	Expected Maturity Date Fiscal Year Ended
Debt	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value July 2,2007
	(Dollars in thousands)
Long-term variable rate	$—	$—	$—	—	—	—	$—		$—
Average interest rate								%
Long-term fixed rate	$79	$167	$1,637	$71	$77	$224	$2,255		$2,552
Average interest rate							6.6%
Total Debt							$2,255		$2,552

We have no derivative financial or derivative commodity instruments. We do not hold or issue financial instruments for trading purposes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our “disclosure controls and procedures” were effective as of July 2, 2007.

Changes in Internal Controls

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

On December 22, 2004, Parade 59, LLC (“Parade”), a wholly owned subsidiary of the Company that managed the ONEc.p.s. restaurant located in the Plaza Hotel in New York (the “Hotel”), filed suit against Plaza Operating Partners, Ltd. (“POP”), ELAD Properties, LLC and CPS1, LLC in the Supreme Court of the State of New York, County of New York (the “Litigation”) for breach of contract. Pursuant to a restaurant management agreement (the “Agreement”), Parade managed ONEc.p.s. and The Smith & Wollensky Restaurant Group, Inc. guaranteed Parade’s obligations under the Agreement. Parade alleged, among other things, that the defendants (1) failed to pay a base management fee to Parade as provided for in the Agreement, (2) failed to pay Hotel guest, room and credit account charges to Parade, and (3) failed to pay termination obligations to Parade in connection with the termination of the Agreement. On February 28, 2005, POP served its answer and asserted a counterclaim for breach of contract seeking damages in excess of $500 and attorneys’ fees. CPS 1 Realty and EL-AD Properties NY LLC (the “CPS 1 Defendants” and together with POP, collectively the “Defendants”) served their answers and counterclaims against Parade alleging, among other things, that Parade (1) failed to make payments, (2) breached a memorandum of understanding and other union agreements and (3) is liable for damages totaling no less than $3,500 as well as attorneys’ fees and costs. The CPS 1 Defendants subsequently served an amended answer with counterclaims on May 16, 2005 adding a counterclaim for a declaratory judgment that the Agreement was terminated as a result of Parade’s default under the Agreement and that Parade is solely liable for the termination obligations or, in the alternative, that the Agreement was terminated as a result of insufficient funds to pay operating expenses and that the CPS 1 Defendants are liable for only 50% of the termination obligations. Under the Agreement, depending on how it is terminated, there are three possible scenarios as to which party is responsible for the termination obligations: (i) the Defendants are solely responsible; (ii) Parade is solely responsible; or (iii) the parties share the termination obligations on a 50-50 basis. On September 30, 2005, the CPS 1 Defendants served a motion for summary judgment seeking judgment on their claim that the Agreement was terminated as a result of Parade’s default (the “Motion”). While the Motion was pending, the parties asked the Court to defer deciding the Motion to permit the parties an opportunity to negotiate a settlement. The parties are attempting to negotiate a settlement of this litigation.

There have been three arbitrations arising out of the closing of ONEc.p.s restaurant and the lay off of its employees. On January 20, 2005 the arbitrator of the Hotel Industry (the “Arbitrator”) issued a decision directing ONEc.p.s. to post a bond in the amount of $608 (the “Bond”) pursuant to the terms of the collective bargaining agreement with the NY Hotel and Motel Trades Council (the “Union”). The Union claims that this is to cover potential severance, overtime and Health Benefit Fund obligations owed by ONEc.p.s. ONEc.p.s. has refused to post the Bond and contends that the obligations are owed by the owners and operators of the Plaza Hotel. The Union has compelled the Plaza Hotel's owners and operators to post the Bond and has begun the process of obtaining arbitration awards for the overtime, severance and Health Fund obligations. On May 12, 2005, the Arbitrator issued an award ordering ONEc.p.s. to pay $119 to the Union for severance and Health Benefit Fund contributions. On February 28, 2006, the Arbitrator issued an award ordering ONEc.p.s to pay $140 to the Union on behalf of the Health Benefit Fund for delinquent contributions and this award was subsequently reduced to $125. On March 29, 2006, the Arbitrator issued an award ordering ONEc.p.s. to pay $42 to the Union for additional severance. Pursuant to the arbitration awards the amounts, if not paid by ONEc.p.s., can be drawn down from the Bond and the Union has begun drawing down on the Bond.  The Union asserted a claim for “unpaid benefit days” and in July 2007, Parade and Defendants settled this claim with the Union for $172, which is to be drawn down from the Bond, and Parade and Defendants each reserved all rights for indemnification or contribution viz a viz each other.  The Union has also indicated that it intends to pursue a claim for overtime pay but has not yet commenced an arbitration proceeding. SWRG estimates that the total amount of Union obligations is between $800 and $1,100. Any amounts owed to the Union with respect to the closing of ONEc.p.s. make up part of the counterclaims asserted by the CPS 1 Defendants in the Litigation. It is a matter of contention as whether the Union claims are an obligation of ONEc.p.s. or an obligation of the owners and operators of the Plaza Hotel or both. If Parade were to lose the counterclaims, however, SWRG’s results of operations and cash flows could be adversely affected. As of August 8, 2007 there were no changes to the status of these claims or counterclaims. Due to the uncertainty as to which party is liable, no amount has been accrued for in the financial statements as of July 2, 2007.

On May 16, 2007, SWRG received a notice from the U.S Department of Labor claiming that no tip credit may be claimed by one of the Company’s restaurants due to certain tipping practices. The Company believes it will prevail in this matter. If the Company does not prevail in this matter, tip credits of approximately $431,000 would be disallowed.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits

Exhibit No.	Exhibit

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.3	Form of Amended and Restated Bylaws of the Registrant(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-57518).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SMITH & WOLLENSKY RESTAURANT GROUP, INC.

August 16, 2007        By: /s/ ALAN N. STILLMAN
 Name: Alan N. Stillman
 Title:   Chairman of the Board, Chief Executive
 Officer and Director (Principal Executive Officer)

August 16, 2007        By: /s/ SAMUEL GOLDFINGER
 Name: Samuel Goldfinger
 Title:   Chief Financial Officer, Secretary and Treasurer
 (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant(1)

3.3	Form of Amended and Restated Bylaws of the Registrant(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-57518).